Form 10QSB
period 1998-03-31
GALVESTONS STEAKHOUSE CORP
filed 1998-05-20
CIK 1017156

                                 Form 10-QSB

  [As last amended in Release No. 34-32231, April 28, 1993, 5B F.R. 26509.]

                   U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                 Form 10-QSB
(Mark One)

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

For the transition period from ____________________ to ______________________

Commission file number    333-29093

                            Galveston's Steakhouse Corp.

                   (Exact name of small business issuer as
                          specified in its charter)

             Delaware                                    94-3248672

  (State or other jurisdiction                         (IRS Employer
  of incorporation or organization)                 Identification No.)

                 1752 Clement Street, San Francisco, CA 94121
                   (Address of principal executive offices)

                                (415) 668-3179
                         (Issuer's telephone number)
_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  State the number of shares outstanding of each of the issuer's classes of common equity, as of May 18, 1998: 2,373,125

  Transitional Small Business Disclosure Format (check one):
Yes _____;  No ______

                         GALVESTON'S STEAKHOUSE CORP.

                                    Index

                                                                       Page
                                                                     Number
                                                                     ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheet
         at March 31, 1998.                                             2

         Condensed Statements of Operations for
         the three months ended March 31, 1998
         and March 31, 1997                                             3

         Condensed Statements of Cash Flows for
         three months ended March 31, 1998 and
         March 31, 1997                                                 4


         Notes to Condensed Financial
         Statements                                                     5

Item 2. Management's Discussion and Analysis                            6
        of Financial Condition and Results of
        Operations

Part II.  OTHER INFORMATION

Items 1, 2, 4, 5 & 6 have been omitted since the items are either inapplicable or the answer is negative.

Item 3. There is a $375,000 note payable to the seller (TL) for the two (2) restaurants located in Fullerton and Torrance, California, respectively, acquired by the Company on 8/16/96 which became due 2/15/98. Secondly, there is a long term note in the amount of $870,000 payable to TL with monthly payments of $6,032 (interest only) commencing 2/19/97 to 2/19/98. Commencing 2/19/98 to maturity, the monthly principal and interest payments of $10,978 are due with a balloon payment at maturity, August 19, 2001. Due to differences encountered between TL and the Company relating to closing pay-off adjustments and charges, the Company has not yet paid off the first note of $375,000 nor made two monthly payments on the second note pending resolution of differences. The resolution of differences is expected to be settled before the end of June, 1998.

PART III.  EXHIBITS

None

                         GALVESTON'S STEAKHOUSE CORP.
                           CONDENSED BALANCE SHEET
                                 (UNAUDITED)


                                           March 31,
                                             1998
                                           ---------
                             ASSETS

Current assets:
        Cash and cash equivalents          $2,969,780
        Accounts receivable                    68,591
        Advance to officers                   475,194
        Inventories                            25,624
        Prepaids and other current assets      89,281
                                           ----------
            Total current assets            3,628,470

Property and equipment, net                   888,947
Intangible assets, net                        488,296
Other assets                                  560,305
                                           ----------
                        Total assets       $5,566,018
                                           ----------
                                           ----------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                   $  198,014
        Current portion of notes payable      653,001
        Accrued liabilities                   219,310
        Accrued Interest                      216,909
                                           ----------
                Total current liabilities   1,287,234

           Notes Payable, net of current
             portion                          818,999
                                           ----------
                        Total liabilities   2,106,233
                                           ----------
Stockholders' Equity:
        Preferred stock                         1,000
        Common Stock                           23,731
        Additional paid-in capital          5,681,414
        Accumulated Deficit                (2,246,360)
                                           ----------
            Total stockholders' equity      3,459,785
                                           ----------
                Total liabilities and
                  stockholders' equity     $5,566,018
                                           ----------
                                           ----------


                           See accompanying notes.
                                     -2-

                         GALVESTON'S STEAKHOUSE CORP.
                        CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                    Three Months Ended
                                              March 31,         March 31,
                                                1998              1997
                                             (unaudited)       (unaudited)
                                             -----------       -----------
Restaurant Revenues:                         $ 386,261         $ 403,942

Restaurant costs and expenses:
        Food and beverage                      113,093           126,381
        Payroll and Payroll related costs      128,061           151,320
        Restaurant operating expenses          125,463            97,723
        Depreciation and amortization           32,720            32,480
        General and Administrative             108,601           106,479
                                             ---------         ---------
Total restaurant costs and expenses            507,938           514,383
                                             ---------         ---------
Loss from operations                          (121,677)         (110,441)

Interest                                       104,164            99,060
                                             ---------         ---------

Net loss                                     ($225,841)        ($209,501)
                                             ---------         ---------
                                             ---------         ---------
Basic loss per common share                  ($   0.16)        ($   0.28)
                                             ---------         ---------
                                             ---------         ---------
Diluted loss per common share                ($   0.16)        ($   0.28)
                                             ---------         ---------
                                             ---------         ---------
Weighted average number of common
        shares outstanding                   1,393,451           738,216
                                             ---------         ---------
                                             ---------         ---------


                           See accompanying notes.
                                     -3-

                         GALVESTON'S STEAKHOUSE CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (UNAUDITED)



                                                    Three Months Ended
                                              March 31,         March 31,
                                                1998              1997
                                             -----------       -----------
Cash flows from operating activities:
  Net loss                                   ($  225,841)      ($ 209,501)
  Adjustments to reconcile net
     loss to net cash used
     in operating activities:
        Depreciation and amortization             32,720           32,480
        Amortization of discount on
          private placement proceeds                -              63,033
        Net change in operating assets
          and liabilities:
          Change in operating assets (increase) (216,368)        (121,612)
          Change in operating liabilities        126,494          (33,987)
                                             -----------       ----------
          Net cash used in
            operating activities                (282,995)       ( 269,587)

Cash flows from investing activities:
  Purchase of property and equipment                -             (19,954)
  Investment in trademark                         (3,803)            -
  Deposits                                      (518,325)            -
                                             -----------       ----------
                Net cash used in investing
                  activities                    (522,128)         (19,954)

Cash flows from financing activities:
  Increase/(decrease) in notes payable          (574,500)         280,848
Net cash proceeds from issuance of common
  stock                                        4,422,170           41,592
Other                                           (137,493)
                                             -----------       ----------
        Net cash provided by
          financing activities                 3,710,177          322,440

        Net increase in cash and
          cash equivalents                     2,905,054           32,899

Cash and cash equivalents at
  beginning of period                             64,726           46,439
                                             -----------       ----------
Cash and cash equivalents at end of
  period                                     $ 2,969,780       $   79,338
                                             -----------       ----------
                                             -----------       ----------


                           See accompanying notes.
                                     -4-

                         GALVESTON'S STEAKHOUSE CORP.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited Condensed Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

2. New Stock Issuance

During the three month period ended March 31, 1998, the Company received $4,422,170, net of offering costs, from the issuance of 1,250,000 shares in common stock ($5.00 per share) in connection with the Company's initial public offering.

3. Net Loss Per Share

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

Prior to SFAS No. 128, the Securities and Exchange Commission ("SEC") required that, even where anti-dilutive, common and common equivalent shares issued during the twelve-month period prior to the filing of an IPO be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the IPO price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an IPO and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when anti-dilutive. Net loss per share for the three months ended March 31, 1998 and 1997 have been restated to conform with SFAS No. 128 and Staff Accounting Bulleting No. 98.

4. Property and equipment

Property and equipment, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvements or the remaining lease term.

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

5. Intangibles

Intangibles consist of a convenant not to compete made with the former owner of the Fullerton and Torrance restaurants and goodwill. The covenant not to compete is being amortized over five years (the length of the contract) and goodwill is being amortized over a fifteen-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related restaurants' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

6. In connection with the IPO in February 1998, the Company granted the underwriters warrants to purchase 125,000 shares of common stock at an initial exercise price of 140% of the IPO price. The warrants are exercisable for a period of four years commencing one year from the IPO date.

7. In March 1998, $ 1,112,500 of the notes payable relating to the $1,500,000 private placements were converted into 278,125 shares of the Company's common stock. The remaining balance of $387,500 plus accrued interest was paid off.

8. In March 1998, the bridge loans of $150,000 plus accrued interest were paid off.

9. In March 1998, certain other notes payable to various individuals of $107,000 plus accrued interest were paid off.

                         GALVESTON'S STEAKHOUSE CORP.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

        The Company currently owns the two restaurants it acquired in August 1996, along with managing the two restaurants that are currently in escrow. The Company has already converted one of these restaurants into a unique Galveston's steakhouse format. The Company believes that Galveston's will be well positioned in a high quality, moderately priced segment of the restaurant industry. The Company is continually seeking strategic restaurant acquisitions to increase the size of the Company.

Results of Operations

                 Three Months Ended March 31, 1998 Compared
                  to the Three Months Ended March 31, 1997

Restaurant revenues declined $17,682 (4.4%) to $386,260 for the three months ended March 31, 1998, as compared to $403,942 for the three months ended
March 31, 1997, principally attributable to the promotion with discounted meals (two for the price of one) at the new Galveston's format. Also, the adverse weather (El Nino) has affected the restaurant industry's sales as a whole in California.

Food and beverage costs, declined by $13,288 (10.5%) to $113,093 due to stability in overall food costs and operating efficiencies.

Similarly, payroll and payroll related costs declined $23,259 or 15.4% to $128,061, for the three months ended March 31, 1998 from $151,320, as compared to the same three month period in the prior year as a result again, of operating efficiencies.

Restaurant operating expenses rose $27,740 or 28.4%, to $125,463 for the three month period ended March 31, 1998, as compared to $97,723 for the same period ending March 31, 1997. This 28.4% increase is attributable primarily to the marketing and advertising costs incurred in the promotion of the new Galveston's.

General and administrative expenses increased by $2,122 to $108,601, or 2.0% from $106,479, for the periods ended March 31, 1998 and March 31, 1997, respectively.

Depreciation and amortization expense increased $240 for the three month period ended March 31, 1998, as compared to the same three month period ended March 31, 1997. The 0.7% increase is insignificant.

As a result of the above, loss from operations increased from $110,441 to $121,677 for the three month period ended March 31, 1998, as compared to the same three month period ended March 31, 1997.

Interest expense rose $5,104 to $104,164 or by 5.2% for the three months ended March 31, 1998, as compared to $99,060 for the same three month period in the prior year, as a result of a higher interest rate paid on the short term debt.

Liquidity and Capital Resources

As a result of the completion of the initial public offering during the three months ended March 31,1998, the Company has a significant cash and cash equivalents balance of $2,969,780 at March 31, 1998, which together with anticipated cash from operations, management believes is sufficient to cover operations for at least the next eighteen months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company has working capital of $2,341,236 at March 31, 1998, which is primarily the result of cash and cash equivalents significantly exceeding current liabilities, including the current portion of notes payable.

Impact of inflation

The primary inflationary factors affecting the Company's operations include food and labor costs. The Company's restaurant personnel are paid at the federal and state established minimum wage levels and accordingly, changes in such wage level affect the Company' s labor costs. As costs of food and labor have increased, the Company will be seeking to offset those increases through economics of scale and/or increases in menu prices, although there is no assurance that such offsets will continue. To date inflation has not had a material impact on loss from operations.

Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

                         GALVESTON'S STEAKHOUSE CORP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        Galveston's Steakhouse Corp.


                                        /s/ Hiram J. Woo
                                        ------------------------------
                                        Chief Financial and Principal
                                        Accounting Officer, President,
                                        and Director