Form 10KSB
period 1997-12-31
GALVESTONS STEAKHOUSE CORP
filed 1998-06-02
CIK 1017156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

            ( ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                                       OR

         (X ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from January 1, 1997 to December 31, 1997

                        Commission file number 333-29093

                          GALVESTON'S STEAKHOUSE CORP.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                     94-3248672
----------------------------------              -------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 Incorporation or organization)                     Identification No.)

                 151 East Alessandro Blvd., Riverside, CA 92508
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (909) 789-7606
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to the Form 10-K. [X]

The Issuer's revenues for its most recent fiscal year were $1,867,671.

     The aggregate market value of the common equity held by non-affiliates as of June 1, 1998, was $11,428,775.

                                    PART III

Item 6.  Exhibits, List and Reports on Form 8-K

         (a)   The following documents are filed as part of  this report.

         1. Financial Statements. The Registrant's Financial Statements for the year ended December 31, 1997.

         2.  Financial Statement Schedules.

         3.  Exhibits.

                  Exhibit 27- Financial Data Schedule


         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 2nd day of June, 1998.


                                           GALVESTON'S STEAKHOUSE CORP.

                                           By: /s/ Richard M. Lee
                                              --------------------------------
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer
                                           (Principal Executive Officer)



In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                             DATE

/s/ RICHARD M. LEE        Chairman of the Board                  June 2, 1998
Richard M. Lee            Chief Executive Officer
                          and Director (Principal
                          Executive Officer)

/s/ HIRAM J. WOO          President, Secretary                   June 2, 1998
Hiram J. Woo              Treasurer and Director
                          (Principal Financial Officer)

                          GALVESTON'S STEAKHOUSE CORP.

                              FINANCIAL STATEMENTS
                               FOR THE YEAR ENDED
                              DECEMBER 31, 1997 AND
                          THE PERIOD FROM JUNE 3, 1996
                        (INCEPTION) TO DECEMBER 31, 1996

                                                    GALVESTON'S STEAKHOUSE CORP.

                                                                        CONTENTS
                                                               December 31, 1997

--------------------------------------------------------------------------------
                                                                   Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   1

FINANCIAL STATEMENTS

     Balance Sheet                                                 2 - 3

     Statements of Operations                                        4

     Statements of Stockholders' Deficit                             5

     Statements of Cash Flows                                      6 - 7

     Notes to Financial Statements                                 8 - 23

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
Galveston's Steakhouse Corp.

We have audited the accompanying balance sheet of Galveston's Steakhouse Corp. (a Delaware corporation) as of December 31, 1997, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended, and for the period from June 3, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Galveston's Steakhouse Corp. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, and for the period from June 3, 1996 (inception) to December 31, 1996 in conformity with generally accepted accounting principles.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 2, 1998, except as to Notes
  15 and 16, as to which the date
  is May 29, 1998


                                                                                        GALVESTON'S STEAKHOUSE CORP.
                                                                                                       BALANCE SHEET
                                                                                                   December 31, 1997
--------------------------------------------------------------------------------------------------------------------


                                                           ASSETS
Current assets
     Cash and cash equivalents                                                                     $         64,726
     Other receivables                                                                                      156,015
     Advances to officers                                                                                   179,739
     Inventories                                                                                             25,411
     Prepaid expenses                                                                                        10,452
     Other                                                                                                   72,861
                                                                                                   ----------------

         Total current assets                                                                               509,204

Furniture and equipment, net                                                                                905,084

Other assets
     Intangible assets, net                                                                                 498,921
     Deferred offering costs                                                                                296,845
     Liquor license and other assets                                                                         41,979
                                                                                                   ----------------

                  Total assets                                                                     $      2,252,033
                                                                                                   ================


   The accompanying notes are an integral part of these financial statements.


                                                                                       GALVESTON'S STEAKHOUSE CORP.
                                                                                          BALANCE SHEET (Continued)
                                                                                                  December 31, 1997

-------------------------------------------------------------------------------------------------------------------


                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Current portion of notes payable                                                              $      2,340,001
     Accounts payable                                                                                        36,375
     Accrued liabilities                                                                                     76,190
     Accrued interest                                                                                       309,630
     Accrued payroll costs                                                                                   85,544
                                                                                                   ----------------

         Total current liabilities                                                                        2,847,740

Notes payable, net of current portion                                                                       818,999
                                                                                                   ----------------

              Total liabilities                                                                           3,666,739

Commitments and contingencies

Stockholders' deficit
     Preferred stock, $.001 par value
         4,000,000 shares authorized
         0 shares issued and outstanding                                                                          -
     Preferred stock, Series B, Convertible, $.001 par value
         1,000,000 shares authorized
         1,000,000 shares issued and outstanding                                                              1,000
     Common stock, $.01 par value
         10,000,000 shares authorized
         825,000 shares issued and outstanding                                                                8,250
     Additional paid-in capital                                                                             596,563
     Accumulated deficit                                                                                 (2,020,519)
                                                                                                   ----------------

              Total stockholders' deficit                                                                (1,414,706)

                  Total liabilities and stockholders' deficit                                      $      2,252,033
                                                                                                   ================

   The accompanying notes are an integral part of these financial statements.



                                                                                       GALVESTON'S STEAKHOUSE CORP.
                                                                                           STATEMENTS OF OPERATIONS
                                                                           For the Year Ended December 31, 1997 and
                                                 From the Period from June 3, 1996 (Inception) to December 31, 1996
-------------------------------------------------------------------------------------------------------------------


                                                                                                    Period from
                                                                                                    June 3, 1996
                                                                                   Year Ended      (Inception) to
                                                                                  December 31,      December 31,
                                                                                      1997              1996
                                                                                ---------------    ----------------
Restaurants revenues                                                            $     1,867,671    $        416,544
                                                                                ---------------    ----------------

Restaurant costs and expenses
     Food and beverage                                                                  627,165             153,590
     Payroll and payroll related costs                                                  757,232             255,463
     Direct operating costs                                                             400,217             116,819
     Depreciation and amortization                                                      221,737              41,669
     General and administrative expenses                                                350,945             136,467
     Pre-opening and start-up costs                                                      65,155             433,694
                                                                                ---------------    ----------------

         Total restaurant costs and expenses                                          2,422,451           1,137,702
                                                                                ---------------    ----------------

Loss from operations                                                                   (554,780)           (721,158)
                                                                                ---------------    ----------------

Other income (expense)
     Interest and financing costs                                                      (523,187)           (271,373)
     Other                                                                                    -              49,979
                                                                                ---------------    ----------------

         Total other income (expense)                                                  (523,187)           (221,394)
                                                                                ---------------    ----------------

Net loss                                                                        $    (1,077,967)   $       (942,552)
                                                                                ===============    ================

Basic loss per share                                                            $         (1.36)   $          (1.42)
                                                                                ===============    ================

Diluted loss per share                                                          $         (1.36)   $          (1.42)
                                                                                ===============    ================

Weighted-average shares outstanding                                                     790,296             662,516
                                                                                ===============    ================


   The accompanying notes are an integral part of these financial statements.



                                                                                                      GALVESTON'S STEAKHOUSE CORP.
                                                                                                STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                           For the Year Ended December 31, 1997 and
                                                                 From the Period from June 3, 1996 (Inception) to December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------



                                                     Preferred Stock
                                                 Series B, Convertible                        Common Stock
                                          -----------------------------------     -----------------------------------
                                              Shares              Amount              Shares             Amount
                                          ----------------    ---------------     ---------------    ----------------
Balance, June 3, 1996                                    -    $             -                   -    $              -
Issuance of common stock                                                                  713,849               7,138
Issuance of preferred stock                      1,000,000              1,000
Net loss
                                          ----------------    ---------------     ---------------    ----------------

Balance, December 31, 1996                       1,000,000              1,000             713,849               7,138
Issuance of common stock in
     connection with $150,000
     bridge loans                                                                          30,000                 300
Issuance of common stock for
     services rendered                                                                     24,950                 249
Issuance of common stock in
     connection with private
     placement                                                                             56,201                 563
Capital contribution
Net loss
                                          ----------------    ---------------     ---------------    ----------------

   Balance, December 31, 1997                    1,000,000    $         1,000             825,000    $          8,250
                                          ================    ===============     ===============    ================



                                            Additional
                                              Paid-in         Accumulated
                                              Capital              Deficit              Total
                                          ----------------    ---------------     ---------------

Balance, June 3, 1996                     $              -    $             -     $             -
Issuance of common stock                           169,225                                176,363
Issuance of preferred stock                                                                 1,000
Net loss                                                             (942,552)           (942,552)
                                          ----------------    ---------------     ---------------

Balance, December 31, 1996                         169,225           (942,552)           (765,189)
Issuance of common stock in
     connection with $150,000
     bridge loans                                  149,700                                150,000
Issuance of common stock for
     services rendered                             124,481                                124,730
Issuance of common stock in
     connection with private
     placement                                      23,157                                 23,720
Capital contribution                               130,000                                130,000
Net loss                                                           (1,077,967)         (1,077,967)
                                          ----------------    ---------------     ---------------

   Balance, December 31, 1997             $        596,563    $    (2,020,519)    $    (1,414,706)
                                          ================    ===============     ===============


   The accompanying notes are an integral part of these financial statements.

                                                                                        GALVESTON'S STEAKHOUSE CORP.
                                                                                            STATEMENTS OF CASH FLOWS
                                                                            For the Year Ended December 31, 1997 and
                                                  From the Period from June 3, 1996 (Inception) to December 31, 1996
--------------------------------------------------------------------------------------------------------------------


                                                                                                      Period from
                                                                                                     June 3, 1996
                                                                                   Year Ended       (Inception) to
                                                                                  December 31,        December 31,
                                                                                      1997               1996
                                                                                ---------------    ----------------
Cash flows from operating activities
   Net loss                                                                     $    (1,077,967)   $       (942,552)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                    221,737              41,667
       Amortization of discount on private placement proceeds                           117,748              68,855
       Issuance of common stock in exchange for services
         rendered                                                                       124,730              14,480
   (Increase) decrease in
     Other receivables                                                                 (112,170)            (43,845)
     Advances to officers                                                              (144,349)            (35,390)
     Inventories                                                                          4,880             (30,291)
     Prepaid expenses                                                                    (4,027)             (6,425)
     Liquor license and other assets                                                     14,321                   -
   Increase (decrease) in
     Accounts payable                                                                      (643)             37,018
     Accrued liabilities                                                                 (1,972)             78,162
     Accrued interest                                                                   240,142              69,488
     Accrued payroll costs                                                               44,690              40,854
                                                                                ---------------    ----------------

         Net cash used in operating activities                                         (572,880)           (707,979)
                                                                                ---------------    ----------------

Cash flows from investing activities
   Purchases of furniture and equipment                                                 (29,129)           (159,582)
   Increase in intangibles                                                              (15,000)                  -
   Increase in other current assets                                                     (72,861)                  -
   Purchase of Texas Loosey's restaurants                                                     -            (275,000)
                                                                                ---------------    ----------------

         Net cash used in investing activities                                         (116,990)           (434,582)
                                                                                ---------------    ----------------

Cash flows from financing activities
   Proceeds from issuance of notes payable                                              701,282           1,026,117
   Proceeds from issuance of common stock                                                23,720             162,883
   Increase in deferred offering costs                                                 (296,845)                  -
   Increase in common stock in connection with bridge loan                              150,000                   -
   Capital contribution from officers                                                   130,000                   -
                                                                                ---------------    ----------------

         Net cash provided by financing activities                                      708,157           1,189,000
                                                                                ---------------    ----------------

   The accompanying notes are an integral part of these financial statements.


                                                                                        GALVESTON'S STEAKHOUSE CORP.
                                                                                STATEMENTS OF CASH FLOWS (Continued)
                                                                            For the Year Ended December 31, 1997 and
                                                  From the Period from June 3, 1996 (Inception) to December 31, 1996
--------------------------------------------------------------------------------------------------------------------


                                                                                                     Period from
                                                                                                    June 3, 1996
                                                                                   Year Ended      (Inception) to
                                                                                  December 31,       December 31,
                                                                                      1997               1996
                                                                                ---------------    ----------------

                      Net increase in cash and cash equivalents                 $        18,287    $         46,439

Cash and cash equivalents, beginning of period                                           46,439                   -
                                                                                ---------------    ----------------

Cash and cash equivalents, end of period                                        $        64,726    $         46,439
                                                                                ===============    ================


Supplemental disclosures of cash flow information

   Interest paid                                                                $        13,523    $          3,030
                                                                                ===============    ================



                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company Background and Operations
         Galveston's Steakhouse Corp., a Delaware corporation (the "Company") was incorporated on June 3, 1996. On December 19, 1996, the Board of Directors adopted a resolution to change the Company's name from Texas Loosey's Steakhouse & Saloon, Inc. to Galveston's Steakhouse Corp. The Company owns and operates a Texas Loosey's Steakhouse and Saloon in Torrance, California, and a Galveston's Steakhouse located in Fullerton, California. Texas Loosey's is a casual dining restaurant with a wide variety of menu choices, ranging from Mexican dishes to steak dinners. Galveston's Steakhouse is a moderately priced steak and seafood restaurant. Both of these restaurants were acquired from TLC Restaurant Management Corp. on August 19, 1996, together with certain intangible assets for a purchase price of $1,520,000, consisting of notes payable of $1,245,000 and cash of $275,000. The acquisition was recorded under the purchase method of accounting and resulted in the Company recording $513,000 of goodwill.

         Fiscal Year-End
         The Company reports its operations on a 52-53 week fiscal year ending on the Sunday closest to December 31. The current fiscal year ended on December 27, 1997; however, for financial statement presentation, the fiscal year end has been designated as December 31, 1997.

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

         Stock Split
         Effective August 11, 1997, the Company effected a 1-for-3.671 reverse stock split and on December 30, 1997, effected a 1.650-for-1 forward stock split. The preferred stock and options to acquire common stock were unaffected by the stock split. All share and per share data have been retroactively restated to reflect the stock split.

         Cash and Cash Equivalents
         Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. Credit card receivables are considered cash equivalents because of their short collection period. The carrying amount of credit card receivables approximates their fair value.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories
         Inventories, consisting principally of food, beverages, and restaurant supplies, are valued at the lower of cost (first-in, first-out) or market.

         Escrow Deposit and Management Fee
         The Company is currently in escrow for the purchase of the assets of two franchised Texas Loosey's Chili Parlor and Saloon restaurants located in Riverside and Norco, California. In connection with this acquisition, the Company has deposited approximately $73,000 into an escrow account. This deposit is being carried in other current assets on the accompanying balance sheet at December 31, 1997. The Company assumed responsibility for the day-to-day operations of these restaurants on March 1, 1997. In return for managing these restaurants until the purchase is consummated, the Company is receiving a management fee equal to the net income generated by the restaurants. As of December 31, 1997, the Company has earned a management fee of approximately $43,000. This management fee is reflected in revenues on the accompanying statement of operations for the year ended December 31, 1997.

         Furniture and Equipment
         Furniture and equipment, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally five years. Leasehold improvements are amortized using the straight-line method over the shorter of the useful life of the improvements or the remaining lease term.

         Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

         Intangibles
         Intangibles consist of a covenant not to compete made with the former owner of the Fullerton and Torrance restaurants and goodwill. The covenant not to compete is being amortized over five years (the length of the contract) and goodwill is being amortized over a fifteen-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related restaurants' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         Deferred Offering Costs
         Costs incurred in connection with the Company's anticipated initial public offering ("IPO") are capitalized at December 31, 1997 and will be recorded as a reduction to additional paid-in capital upon completion of the offering.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Liquor License and Other Assets
         Liquor licenses and other assets consist of the Company's liquor licenses for the Fullerton and Torrance restaurants and miscellaneous rent deposits.

         Stock-Based Compensation
         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

         Recently Issued Accounting Pronouncements
         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 131 will not have an effect on the Company's financial statements.

         Reclassifications
         Certain amounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Net Loss Per Share
         In 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

         Prior to SFAS No. 128, the Securities and Exchange Commission ("SEC") required that, even where anti-dilutive, common and common equivalent shares issued during the twelve-month period prior to the filing of an IPO be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the IPO price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an IPO and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when anti-dilutive. Net loss per share for all periods presented has been restated to conform with SFAS No. 128 and Staff Accounting Bulletin No. 98.

         Fair Value of Financial Instruments
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 2 - OTHER RECEIVABLES

         Accounts receivable includes a $138,810 receivable from restaurants in Riverside and Norco, California for payroll expenses paid on behalf of the restaurants by the Company, management fees, and a $12,000 receivable arising from the sale of a liquor license during 1996.


NOTE 3 - FURNITURE AND EQUIPMENT

         Furniture  and  equipment  at  December  31,  1997   consisted  of  the
following:

                  Furniture, fixtures, and equipment                                               $        726,684
                  Leasehold improvements                                                                    367,725
                                                                                                   ----------------

                                                                                                          1,094,409
                  Less accumulated depreciation and amortization                                            189,325
                                                                                                   ----------------
                      Total                                                                        $        905,084
                                                                                                   ================


NOTE 4 - INTANGIBLES

         Intangibles at December 31, 1997 consisted of the following:

                  Goodwill                                                                         $        513,000
                  Covenant not to compete                                                                    45,000
                  Other                                                                                      15,000
                                                                                                   ----------------

                                                                                                            573,000
                  Less accumulated amortization                                                              74,079
                                                                                                   ----------------
                      Total                                                                        $        498,921
                                                                                                   ================


NOTE 5 - NOTES PAYABLE

         As of December 31, 1997, notes payable consisted of the following:

                  Notes payable to 1996 private placement  investors.  Principal and accrued  interest  at 8% is payable at the  successful completion  of the IPO.  Additionally,  for  each  $25,000
                      note,  these  investors   received  2,698  shares  of  the
                      Company's
                      common stock.                                                                $      1,000,000


                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE (Continued)

                  Notes payable to 1997 private placement  investors.  Principal and accrued  interest  at 8% is payable at the  successful completion  of the IPO.  Additionally,  for  each  $25,000
                      note,  these  investors   received  2,698  shares  of  the
                      Company's common stock.                                                     $        500,000

                  Note payable to the former  owner in the  amount of  $375,000, bearing  interest  at  10%  per  annum  accrued  from  the original note date (August 19, 1996) until either February
                      19, 1997 or the  successful  completion  of the  Company's
                      IPO, at which principal and accrued interest is payable in full. Pursuant to an extension agreement,  the due date of this note has been  extended to  February  15,  1998.  The extension agreement also modified the interest rate to 15%
                      per annum from  February  19, 1997  through  February  15,
                      1998. At the date of this report,  the note is in default, and  the  Company  is  renegotiating  the  asset  purchase
                      agreement   relating  to  the   Torrance   and   Fullerton
                      restaurants as more fully
                      described in Note 15.                                                                 375,000

                  Note payable to the former  owner in the  amount of  $870,000, bearing  interest at 8% per annum from the  original  note date (August 19, 1996).  No payments were due on this note until  February  19,  1997,  at which time  interest  only payments of $6,032 are due  monthly for one year.  Monthly principal  and  interest  payments of $10,978 are due from
                      February  19,  1998  through  July  19,  2001,   with  the
                      remaining  principal  balance due via a balloon payment on
                      August 19, 2001.  At the date of this report,  the note is in  default,  and the Company is  renegotiating  the asset purchase  agreement relating to the Torrance and Fullerton restaurants as more fully described
                      in Note 15.                                                                           870,000

                  Notes payable  to  various  individuals  with  interest  rates ranging from 9% to 14%,  maturing in February 1998 or upon
                      the successful completion of the Company's IPO.                                       147,000

                  Convertible  notes payable to various  individuals  which will convert  to the  Company's  common  stock  as  more  fully described in Note 6. This conversion will only take place
                      upon the successful completion of the Company's IPO.                                   92,000


                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 5 - NOTES PAYABLE (Continued)

                  The Company  issued a $25,000 note  payable.  The note payable was comprised of a $25,000 note from the Company and 2,249 shares  of the  Company's  common  stock.  The note  bears interest at 8% per annum from the date of  issuance  until the  successful  completion of the Company's IPO. Upon the
                      successful   completion  of  the  Company's  IPO,  accrued
                      interest and principal are due in full (see Note 8).                        $         25,000

                  The Company  obtained  bridge loans in the amount of $150,000.
                      The bridge  loan bears  interest at a rate of 9% per annum
                      from  the   original   note  date  until  the   successful
                      completion  of the  Company's  IPO.  Upon  the  successful completion  of the  Company's  IPO,  accrued  interest and
                      principal are due in full (see Note 9).                                               150,000
                                                                                                   ----------------

                                                                                                          3,159,000
                  Less current portion                                                                    2,340,001
                                                                                                   ----------------

                           Long-term portion                                                       $        818,999
                                                                                                   ================

         Future principal payments due on long-term debt are as follows:

                   Year Ending
                  December 31,

                      1998                                                                         $      2,340,001
                      1999                                                                                   65,847
                      2000                                                                                   71,312
                      2001                                                                                  681,840
                                                                                                   ----------------

                           Total                                                                   $      3,159,000
                                                                                                   ================



                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 6 - CONVERTIBLE DEBT

         The Company has convertible debt in the amount of $92,000, payable to various individuals which will convert to the Company's common stock upon the successful completion of the Company's IPO. All note holders have elected to convert their debt to equity. The note holders will receive shares of the Company's common stock equal to the principal amount of their note multiplied by a factor of three, divided by the IPO price per share. Consequently, the note holders will receive common stock worth $276,000, in the aggregate. Although the note holders have elected to convert their debt to the Company's common stock, these amounts are carried in debt at December 31, 1997. The Company will record the difference between the note amount of $92,000 and the conversion amount of $276,000 as interest expense upon the closing date of the IPO at which time the note holders will convert their debt to equity as noted above.


NOTE 7 - PRIVATE PLACEMENTS

         1996 Private Placement
         The Company raised $1,000,000 through a private placement during 1996. Each private placement "unit" was a combination of debt and equity. For each $25,000 unit, an individual received a $25,000 note from the Company and 2,698 shares of the Company's common stock. The notes bear interest at 8% per annum from the original note date until the successful completion of the Company's IPO. Upon the successful completion of the Company's IPO, accrued interest and principal are due in full.

         As each private placement participant received both debt (in the form of the note payable from the Company) and equity (in the form of the Company's common stock), a portion of the $1,000,000 face value of the debt was allocated to equity based on an estimate of the relative fair value of the debt and equity. As such, the Company has allocated $1,079 and $161,804 to common stock and additional paid-in-capital, respectively. This allocation was determined using an effective interest rate of 30%, as this is management's estimate of a reasonable risk adjusted rate. The remainder was allocated to short-term debt. The difference between the face value of $1,000,000 and the amount recorded in short-term debt will be accreted to interest expense over the expected life of the debt.

         1997 Private Placement
         The Company raised $500,000 through a private placement during 1997. Each private placement "unit" was a combination of debt and equity. For each $25,000 unit, an individual investor received a $25,000 note from the Company and 2,698 shares of the Company's common stock. The notes bear interest at 8% per annum from the original note date until the successful completion of the Company's IPO. Upon the successful completion of the Company's IPO, accrued interest and principal are due in full.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 7 - PRIVATE PLACEMENTS (Continued)

         1997 Private Placement (Continued)
         As each private placement participant received both debt (in the form of a note payable from the Company) and equity (in the form of the Company's common stock), a portion of the $500,000 face value of the debt was allocated to equity based on an estimate of the relative fair value of the debt and equity. As such, the Company allocated $540 and $22,231 to common stock and additional paid-in-capital, respectively. This allocation was determined using an effective interest rate of 30%, as this is management's estimate of a reasonable risk adjusted rate. The remainder was allocated to short-term debt. The difference between the face value of $500,000 and the amount recorded in short-term debt will be accreted to interest expense over the expected life of the debt.


NOTE 8 - NOTE PAYABLE

         The Company issued a note payable in 1997 in the amount of $25,000, payable to an individual. As this individual received both debt (in the form of the note payable from the Company) and equity (in the form of the Company's common stock), a portion of the $25,000 face value of the note was allocated to equity based on an estimate of the relative fair value of the debt and equity. As such, the Company has allocated $23 and $926 to common stock and additional paid-in capital, respectively. This allocation was determined using an effective interest rate of 30%, as this is management's estimate of a reasonable risk adjusted rate. The remainder was allocated to short-term debt. The difference between the face value of the $25,000 and the amount recorded in short-term debt will be accreted to interest expense over the expected life of the debt.


NOTE 9 - BRIDGE LOANS

         The Company raised bridge loans of $150,000 in 1997. In connection with providing the bridge loan financing to the Company, the individual lenders received an aggregate of 30,000 shares of the Company's common stock. Upon issuance of this stock, the Company recorded an additional interest charge of approximately $150,000 (30,000 shares x $5.00 per share, the proposed offering price per share).

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 10 - PREFERRED STOCK

         On June 3, 1996, the Company issued 1,000,000 shares of convertible preferred stock (Series B) to the Chairman of the Board and Chief Executive Officer of the Company for services rendered. The preferred stock has a par value of $.001 per share and carries rights to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock is convertible into the Company's common stock on a one-for-one basis at the option of the holder at the earlier of eight years following the closing date of the Company's IPO or when the Company's annual net income equals or exceeds $3,500,000. Upon conversion, the holder of the preferred stock will be required to pay to the Company, in cash, a conversion price (the "Conversion Price") per share equal to 150% of the IPO price of the Company's common stock.

         The preferred stock carries no dividends prior to the second anniversary of the closing date of the proposed IPO, but thereafter, if the above conversion test is satisfied, the preferred stock will participate in any dividends declared on the Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Company prior to the second anniversary of the closing date of the proposed IPO, or subsequent to the IPO if annual net profits of $3,500,000 have not been achieved, the holder of the preferred stock would be entitled to the par value of $.001 per share, or $1,000 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Company subsequent to the Company's achieving $3,500,000 in annual net profits, the holder of the preferred stock would be entitled to share with the holders of the Company's common stock, the assets of the Company, on an as converted basis.


NOTE 11 - STOCK-BASED COMPENSATION

         Issuance of Common Stock
         During the year ended 1997, the Company issued 24,950 shares of common stock in exchange for services rendered, of which 5,618 shares were issued to officers.

         Omnibus Stock Option Plan
         In January 1997, the Board of Directors approved the adoption of an Omnibus Stock Plan (the "Plan"). The Plan is intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. There are 400,000 options available for grant under the Plan. Options will vest over a period of time as determined by the Board of Directors for up to ten years from the date of grant. However, no options may be exercisable less than six months from the date of grant. The exercise price of options granted under the Plan will be determined by the Board of Directors, provided that, the exercise price is not less than the fair market value of the Company's common stock on the date of grant. No options have been granted as of December 31, 1997.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 11 - STOCK-BASED COMPENSATION (Continued)

         Other Stock Options
         During 1996, the Company granted certain stock options to employees and directors. These grants were made outside the Omnibus Stock Plan. On inception (June 3, 1996) of the Company, the Company's Chief Executive Officer and President, who are both directors, were granted 82,500 stock options each. These stock options vest at the earlier of one year following the successful completion of the Company's IPO or June 3, 1998 and are exercisable at $0.60 per share, which was management's estimate of the fair market value of the stock at the date of grant. The stock options expire three months following any termination of employment with the Company. At December 31, 1997, no stock options were exercisable.

         In October 1996, two employees of the Company were granted an aggregate of 60,000 stock options. The stock options vest over a period of four years and are exercisable at the IPO price per share of the Company's common stock. These options expire three months following any termination of employment with the Company. At December 31, 1997, 8,500 options were exercisable.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 1997:

                  Net loss
                      As reported                                             $(1,077,967)
                      Pro forma                                               $(1,095,691)
                  Basic loss per common share
                      As reported                                             $     (1.36)
                      Pro forma                                               $     (1.39)

         The effects of applying SFAS No. 123 to the Company's option grants in 1996 is immaterial to the Company's net loss and net loss per share; therefore, pro forma disclosures for 1996 have been omitted as allowed by SFAS No. 123.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 11 - STOCK-BASED COMPENSATION (Continued)

         Other Stock Options (Continued)
         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 44%,
         (iii) weighed-average  risk-free interest rate of approximately 6%, and
         (iv) expected life of 2.53 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 12 - COMMITMENTS

         Lease Commitments
         The Company leases its Torrance and Fullerton facilities under operating leases. These leases mature at various dates through 2004. Both the Torrance and Fullerton leases have two, five-year options to renew. For the year ended December 31, 1997 and the period from inception (June 3, 1996) through December 31, 1996, total rent expense, including associated common area maintenance charges, was $192,974 and $51,860, respectively.

         Estimated   future  minimum  lease  payments,   excluding  common  area
         maintenance charges, for facilities under non-cancelable operating leases are as follows:

                   Year Ending
                  December 31,
                  -------------
                      1998                                                             $   163,804
                      1999                                                                 165,900
                      2000                                                                  99,600
                      2001                                                                  99,600
                      2002 and thereafter                                                  192,900
                                                                                       -----------

                           Total                                                       $   721,804
                                                                                       ===========

         In addition, the Company leases certain minor equipment under operating leases.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 12 - COMMITMENTS (Continued)

         Executive Compensation
         Upon inception of the Company (June 3, 1996), the Company entered into four-year employment agreements with both the Company's Chief Executive Officer and President. These agreements are for annual base salaries of $50,000 and $45,000, respectively. However, due to the limited cash flows from operations for the periods ended December 31, 1997 and 1996, these individuals have agreed to waive their salary compensation that would be earned up to the successful completion of the Company's IPO. Had these individuals taken salaries for the periods ended December 31, 1997 and 1996, the Company would have recognized additional aggregate salary expense of approximately $95,000 and $55,000, respectively, which would increase the Company's net loss from $1,077,967 and $942,552 to $1,172,967 and $997,552 for the periods ended December 31, 1997 and 1996, respectively.

         Consulting Agreement
         In connection with the acquisition of the Torrance and Fullerton restaurants, the Company entered into a Consulting Agreement (the "Agreement") with the seller. The Agreement provides that the seller will render consulting services for a period of two years in connection with the management, marketing, development, and expansion of the Company's business. In consideration for such consulting services, the Company will pay the seller $95,000 per year. Certain disputes have arisen with respect to this agreement as more fully described in Note 15.


NOTE 13 - INCOME TAXES

         No current provision for federal and state income taxes has been recorded as the Company incurred net operating losses through December 31, 1997 and the period ended December 31, 1996. At December 31, 1997, the Company has approximately $2,018,000 and $1,009,000 of federal and state net operating loss carryforwards, respectively, for tax reporting purposes available to offset future taxable income; such carryforwards begin to expire in 2016 and 2001, respectively.

         Deferred tax assets, consisting primarily of the tax effect of net operating loss carryforwards, are offset with a full valuation allowance because of the uncertainty regarding the realizability of such assets. The valuation allowance increased from $347,000 to $745,000 during the year ended December 31, 1997. Additionally, the effect of the valuation allowance represents the primary reconciling item between tax expense computed using the federal statutory tax rate of 34% and the Company's negligible effective tax rate.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 13 - INCOME TAXES (Continued)

         In February 1998, the Company raised gross proceeds of $6,250,000 in additional capital through a public offering. As a result of bringing in additional stockholders there may be a substantial annual limitation on the use of net operating loss carryforwards for both federal and state tax purposes. In general, an ownership change occurs when the major stockholders, which includes groups of stockholders of the Company, have increased their ownership by more than 50 percentage points. If there has been an ownership change, section 382 of the Internal Revenue Code places a limitation on the amount of income that can be offset by net operating loss carryforwards. The section 382 limitation is the product of multiplying the Company's value (at the time of the ownership change) by the highest federal long-term tax-exempt rate for the month of the change or the two preceding months. The amount of the potential limitation, if any, is yet to be determined.


NOTE 14 - RELATED PARTY TRANSACTIONS

         In June 1996, the Company assumed $92,000 of convertible promissory notes from Texas Loosey's Steakhouse Holdings, Inc., an affiliate of the Company's Chief Executive Officer and President. The holders of the notes may convert the notes into 55,200 shares of the Company's common stock upon the successful completion of the Company's IPO (see Note 6).

         During the year ended December 31, 1997 and the period from June 3, 1996 (inception) to December 31, 1996, the Company made advances to the Company's Chief Executive Officer and President totaling $179,739, which are recorded as advances to officers on the balance sheet.

         In April 1997, the Company issued 2,809 shares of the Company's common stock to the Company's Chief Executive Officer in exchange for services rendered.

         In April 1997, the Company issued 2,809 shares of the Company's common stock to the President in exchange for services rendered.

         In April 1997, the Company issued 4,495 shares of the Company's common stock to its attorney in exchange for services rendered.

         In November 1997, the Company's Chief Executive Officer and President contributed a total of $130,000 to the Company as additional paid-in capital. No shares of common stock were issued.

         The President of the Company has personally guaranteed the operating lease agreements for the Fullerton and Norco restaurant locations.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 15 - CERTAIN TRANSACTIONS

         Certain disputes have arisen with the sellers of the Torrance and Fullerton restaurants resulting in an extended escrow closing period and which may effect the ultimate purchase price and/or acquisition of the restaurants. Additionally, certain disputes have arisen related to the Company's obligation under its consulting agreement with a seller. The Company has notified the sellers of material breaches of the sellers' representations and warranties with respect to the acquisition agreement, and the sellers have notified the Company of its default with respect to two notes payable issued in connection with the purchase.

         The disputes in this transaction relate primarily to the sellers' claim that the Company is obligated to pay for certain unpaid federal income and state sales taxes of approximately $287,000 and $193,000, respectively, and certain liabilities to vendors of approximately $135,000. These amounts are not reflected in the accompanying balance sheet or statements of operations and the Company intends to vigorously defend itself, if necessary, against the claims of the seller.

         The Company has made certain payments in connection with its consulting agreement (see note 12) with a seller and has withheld or deferred certain other payments as a result of performance issues with the seller prior to and after possession of the restaurants by the Company. At December 31, 1997, the Company has a possible liability for unpaid amounts to the seller of up to approximately $140,000. This amount is not reflected in the accompanying balance sheet or statements of operations, and the Company intends to vigorously defend itself, if necessary, against the seller.

         As a result of these disputes, the Company has withheld payment on a $375,000 note payable (see Note 5) due subsequent to the Company's IPO in February 1998 and has withheld certain 1998 monthly payments due on a $870,000 note payable (see Note 5). The $375,000 note payable has been classified as a current liability on the balance sheet as management believes that the resolution of the disputes and payment of the note will occur during 1998. Management and the Company's counsel believe that the default notice and the acceleration payment clauses of the notes are not enforceable and that the $870,000 note payable is reasonably classified in accordance with the original payment terms of the note; accordingly, such note has been excluded from total current liabilities on the balance sheet.


NOTE 16 - SUBSEQUENT EVENTS

         In February 1998, the Company completed an IPO in which it sold 1,250,000 shares of common stock at $5.00 per share. Gross proceeds from the sale were $6,250,000.

                                                   GALVESTON'S STEAKHOUSE CORP.
                                                  NOTES TO FINANCIAL STATEMENTS
                                                              December 31, 1997
-------------------------------------------------------------------------------


NOTE 16 - SUBSEQUENT EVENTS (Continued)

         In connection with the IPO in February 1998, the Company granted the underwriters warrants to purchase 125,000 shares of common stock at an initial exercise price of 140% of the IPO price. The warrants are exercisable for a period of four years commencing one year from the IPO date.

         In March 1998, $1,112,500 of the notes payable relating to the $1,500,000 private placements discussed in Note 7 were converted into 278,125 shares of the Company's common stock. The remaining balance of $387,500 plus accrued interest was paid-off.

         In March 1998, the bridge loans of $150,000 plus accrued interest discussed in Note 9 were paid off.

         In March 1998, certain other notes payable to various individuals of $87,000 plus accrued interest were paid off.