Form 10QSB
period 1998-06-30
GALVESTONS STEAKHOUSE CORP
filed 1998-08-14
CIK 1017156

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ________________ to _______________

                                                             0-23739
                                                    (Commission file number)

                         GALVESTON'S STEAKHOUSE CORP.
      (Exact name of small business issuer as specified in its charter)

           DELAWARE                                       94-3248672
 (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                     Identification No.)

                 151 E. ALESSANDRO BLVD., RIVERSIDE, CA 92508
                   (Address of principal executive offices)

                                (909) 789-7606
                         (Issuer's telephone number)


  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 13, 1998: 2,428,325

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         GALVESTON'S STEAKHOUSE CORP.

                                    INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet at June 30, 1998                       2-3

           Condensed Statements of Operations for the three months
           ended June 30, 1998 and June 30, 1997                           4

           Condensed Statements of Operations for the six months
           ended June 30, 1998 and June 30, 1997                           5

           Condensed Statements of Cash Flows for the six months
           ended June 30, 1998 and June 30, 1997                           6

           Notes to Condensed Financial Statements                        7-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               14

Item 2.    Change in Securities                                            14

Item 3.    Defaults Upon Senior Securities                                 15

Item 4.    Submission of Matters to a Vote of Security Holders             15

Item 5.    Other Information                                               15

Item 6.    Exhibits and Reports on Form 8-K                                15

SIGNATURES 15

Part III.  EXHIBITS                                                        16

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                         GALVESTON'S STEAKHOUSE CORP.
                           CONDENSED BALANCE SHEET
                                JUNE 30, 1998
                                 (UNAUDITED)

                                    ASSETS

Current assets
     Cash and cash equivalents                                     $ 1,493,300
     Accounts receivable                                                83,504
     Advances to officers                                              390,980
     Inventories                                                        18,471
     Acquisition deposits                                              943,085
     Prepaid and other current assets                                   21,174
                                                                   -----------

         Total current assets                                        2,950,514

Furniture and equipment, net                                           870,806
Intangible assets, net                                                 480,514
Other assets                                                           560,305
                                                                   -----------

                  Total assets                                     $ 4,862,139

                                                                   ===========




                          See the accompanying notes

                         GALVESTON'S STEAKHOUSE CORP.
                     CONDENSED BALANCE SHEET (CONTINUED)
                                JUNE 30, 1998
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of notes payable                             $   624,122
     Accounts payable                                                  72,314
     Other accrued liabilities                                        362,469
                                                                  -----------

         Total current liabilities                                  1,058,905

Notes payable, net of current portion                                 782,878
                                                                  -----------

              Total liabilities                                     1,841,783
                                                                  -----------
Commitments and contingencies

Stockholders' equity
     Preferred stock, $.001 par value
         4,000,000 shares authorized
         no shares issued and outstanding                                   -
     Preferred stock, Series B, Convertible, $.001 par value
         1,000,000 shares authorized
         1,000,000 shares issued and outstanding                        1,000
     Common stock, $.01 par value
         10,000,000 shares authorized
         2,373,125 shares issued and outstanding                       23,731
     Additional paid-in capital                                     5,760,979
     Accumulated deficit                                           (2,765,354)
                                                                  -----------

              Total stockholders' equity                            3,020,356
                                                                  -----------

                  Total liabilities and stockholders' equity      $ 4,862,139
                                                                  ===========





                          See the accompanying notes

                         GALVESTON'S STEAKHOUSE CORP.
                      CONDENSED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)


                                                   1998           1997
                                                ----------     ----------

Restaurant revenues                             $  268,780     $  479,537

Restaurant costs and expenses
     Food and beverage                              89,292        162,915
     Payroll and payroll related costs             101,924        163,433
     Restaurant operating expenses                 106,401         99,025
     Depreciation and amortization                  32,721         33,798
     General and administrative expenses           354,912         84,164
                                                ----------     ----------

         Total restaurant costs and expenses       685,250        543,335
                                                ----------     ----------

Loss from operations                              (416,470)       (63,798)
                                                ----------     ----------

Interest expense, net                              102,524        167,586
                                                ----------     ----------

Net loss                                        $ (518,994)    $ (231,384)
                                                ==========     ==========

Basic loss per share                            $    (0.22)    $    (0.29)
                                                ==========     ==========

Diluted loss per share                          $    (0.22)    $    (0.29)
                                                ==========     ==========

Weighted-average shares outstanding              2,373,125        786,796
                                                ==========     ==========





                          See the accompanying notes

                         GALVESTON'S STEAKHOUSE CORP.
                      CONDENSED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                                              1998           1997
                                           -----------    ----------


Restaurant revenues                        $   655,041    $  883,479

Restaurant costs and expenses
     Food and beverage                         202,385       289,296
     Payroll and payroll related costs         229,985       314,753
     Restaurant operating expenses             231,864       196,748
     Depreciation and amortization              65,441        66,278
     General and administrative expenses       463,513       154,893
                                           -----------    ----------

         Total restaurant costs
             and expenses                    1,193,188     1,021,968
                                           -----------    ----------

Loss from operations                          (538,147)     (138,489)
                                           -----------    ----------

Interest expense, net                          206,688       302,396
                                           -----------    ----------

Net loss                                   $  (744,835)   $ (440,885)
                                           ===========    ==========

Basic loss per share                       $     (0.39)   $    (0.58)
                                           ===========    ==========

Diluted loss per share                     $     (0.39)   $    (0.58)
                                           ===========    ==========

Weighted-average shares outstanding          1,885,994       762,640
                                           ===========    ==========




                          See the accompanying notes

                         GALVESTON'S STEAKHOUSE CORP.
                      CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                                                            1998        1997
                                                         ----------  ----------

Cash flows from operating activities
   Net loss                                              $ (744,835) $ (440,885)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                         65,441      66,278
       Amortization of discount on private placement
         proceeds                                                 -     117,746
       Issuance of common stock in exchange for services
         Rendered                                                 -     124,730
       Issuance of common stock for additional
         financing cost on notes payable                    100,000           -
   (Increase) decrease in operating assets                 (142,512)   (346,924)
   Increase (decrease) in operating liabilities             (72,956)     41,268
                                                         ----------  ----------

         Net cash used in operating activities             (794,862)   (437,787)
                                                         ----------  ----------

Cash flows from investing activities
   Purchases of furniture and equipment                      (2,325)    (22,985)
   Deposit on future acquisitions                        (1,388,550)          -
   Other                                                    (10,431)          -
                                                         ----------  ----------

         Net cash used in investing activities           (1,401,306)    (22,985)
                                                         ----------  ----------

Cash flows from financing activities
   Proceeds from issuance of notes payable                        -     501,282
   Repayment of notes payable                              (639,500)          -
   Proceeds from issuance of common stock                 4,264,242      23,718
                                                         ----------  ----------

         Net cash provided by financing activities        3,624,742     525,000
                                                         ----------  ----------

                      Net increase in cash and cash
                          equivalents                     1,428,574      64,228

Cash and cash equivalents, beginning of period               64,726      46,439
                                                         ----------  ----------

Cash and cash equivalents, end of period                 $1,493,300  $  110,667
                                                         ==========  ==========


                          See the accompanying notes

                         GALVESTON'S STEAKHOUSE CORP.
                   NOTES TO CONSENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

NOTE 2 - LOSS PER SHARE

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

Prior to SFAS No. 128, the Securities and Exchange Commission ("SEC") required that, even where anti-dilutive, common and common equivalent shares issued during the twelve-month period prior to the filing of an initial public offering ("IPO") be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the IPO price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an IPO and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when anti-dilutive. Net loss per share for the three and six months ended June 30, 1997 have been restated to conform with SFAS No. 128 and Staff Accounting Bulleting No. 98.

                         GALVESTON'S STEAKHOUSE CORP.
                   NOTES TO CONSENSED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY

In February 1998, the Company received approximately $4.2 million, net of offering costs, from the issuance of 1,250,000 shares in common stock in connection with the Company's IPO.

In connection with the IPO in February 1998, the Company granted the underwriters warrants to purchase 125,000 shares of common stock at an initial exercise price of 140% of the IPO price. The warrants are exercisable for a period of four years commencing one year from the IPO date.

NOTE 4 - NOTES PAYABLE

In March 1998, $ 1,112,500 of the notes payable relating to the $1,500,000 private placements were converted into 278,125 shares of the Company's common stock. The remaining balance of $387,500 plus accrued interest was paid off.

In March 1998, the bridge loans of $150,000 plus accrued interest were paid off.

In March through June 1998, certain other notes payable to various individuals of $102,000 plus accrued interest were paid off.

In July 1998, the acquisition note payable of $375,000 plus accrued interest were paid off (See note 6). In addition, the $92,000 convertible notes payable was converted into 55,200 shares of the Company's common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

At June 30, 1998, the Company had advanced $390,980 to certain officers of the Company. These advances are non-interest bearing and are expected to be repaid by December 31, 1998.

                         GALVESTON'S STEAKHOUSE CORP.
                   NOTES TO CONSENSED FINANCIAL STATEMENTS

NOTE 6 - CONTINGENCIES

Certain disputes arose with the sellers of the Torrance and Fullerton restaurants resulting in an extended escrow closing period. Additionally, certain disputes arose related to the Company's obligation under its consulting agreement with a seller. The disputes in this transaction relate primarily to the sellers' claim that the Company is obligated to pay for certain unpaid federal income and state sales taxes of approximately $287,000 and $193,000, respectively, and certain liabilities to vendors of approximately $135,000.

The Company has made certain payments in connection with its consulting agreement with a seller and has withheld or deferred certain other payments as a result of performance issues with the seller prior to and after possession of the restaurants by the Company.

As a result of these disputes, the Company withheld payment on a $375,000 note payable due subsequent to the Company's IPO in February 1998 and withheld five
(5) monthly payments due on a $870,000 note payable. On July 21, 1998, the Company and the sellers of the Torrance and Fullerton restaurants settled the matter which resulted in the Company paying the $375,000 note payable plus accrued interest, paying the five (5) monthly payments on the $870,000 note payable that were in arrears, and paying the amounts due the sellers under the consulting agreement. The sellers in turn, paid the federal income and state sales taxes, and the amounts due to the vendors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

The Company currently owns the two restaurants it acquired in August 1996, along with managing the two restaurants that are currently in escrow. The Company has already converted one of these restaurants into a unique Galveston's steakhouse format. The Torrance restaurant is closed for remodeling and the Fullerton restaurant is undergoing a partial remodeling. It is anticipated that the remodeling will be completed for both restaurants by the end of the third quarter of 1998, with the subsequent re-opening of the Torrance restaurant shortly thereafter. The Company believes that Galveston's will be well positioned in a high-quality, moderately-priced segment of the restaurant industry. The Company is continually seeking strategic restaurant acquisitions to increase the size of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

Restaurant revenues declined $210,757 or 44.0% to $268,780 during the second quarter of 1998, as compared with $479,537 for the same period in 1997. The 44.0% decrease was attributable to the closing of the Torrance restaurant for remodeling and the partial remodeling of the Fullerton restaurant. Also, the adverse weather (El Nino) has affected the restaurant industry's sales as a whole in California.

Food and beverage costs decreased in the second quarter of 1998 to 33.2% of restaurant revenues as compared with 34.0% for the same period in 1997. This decrease resulted from slight declines in the cost of meat and produce.

Payroll and payroll related costs increased as a percentage of restaurant revenues by 3.8% to 37.9% in the second quarter of 1998 as compared with 34.1% for the same period in 1997. The increase in these costs was the result of ongoing payroll and payroll related costs incurred while restaurant revenues declined during the remodeling.

Restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. These costs increased by 18.9% of restaurant revenues to 39.6% in the second quarter of 1998, as compared with 20.7% for the same period in 1997. The increase in these costs is attributable primarily to ongoing fixed operating costs continuing to be incurred while the two restaurant units were being remodeled.

Depreciation and amortization amounted to 12.2% of restaurant revenues in the second quarter of 1998 compared with 7.0% for the same period in 1997. The increase is attributed to the fixed costs continuing to be incurred while restaurant revenues declined during the remodeling.

General and administrative expenses increased to 132.1% of restaurant revenues in the second quarter of 1998 as compared with 17.6% for the same period in 1997. This increase resulted from the decline in restaurant revenues while the remodeling of the two restaurants was undertaken, the increased costs of pursuing potential acquisitions, higher legal and accounting costs, and payment of compensation to management officers that was previously unpaid prior to the completion of the initial public offering.

As a result of the above factors, loss from operations increased by $352,672 to $416,470 in the second quarter of 1998 as compared with a $63,798 loss for the same period in 1997.

Net interest expense was $102,524 during the second quarter of 1998, as compared with net interest expense of $167,586 for the same period in 1997. The $65,062 decrease in net interest expense was the result of using the proceeds from the initial public offering to pay off short-term borrowings and interest income earned from the initial public offering proceeds.

Net loss for the second quarter of 1998 was $518,994 as compared with net loss of $231,384 for the same period in 1997, an increase of $287,610. Loss per share decreased to $0.22 during the second quarter of 1998 as compared with loss per share of $0.29 for the same period in 1997 due to the increase in the number of shares outstanding.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

Restaurant revenues decreased by $228,438 or by 25.9% to $655,041 during the first half of 1998 as compared with $883,479 for the same period in 1997. This decrease was attributable to the closing of the Torrance restaurant for remodeling and the partial remodeling of the Fullerton restaurant. Also, the adverse weather (El Nino) has affected the restaurant industry's sales as a whole in California.

Food and beverage costs decreased by 1.8% to 30.9% of restaurant revenues in the first half of 1998 as compared with 32.7% for the same period in 1997. This decrease was a result of slight declines in the cost of meat and produce.

Payroll and payroll related costs decreased as a percentage of restaurant sales by 0.5% to 35.1% in the first half of 1998 as compared with 35.6% for the same period in 1997. This decrease was negligible.

Restaurant operating expenses increased by 13.1% of restaurant revenues to 35.4% in the first half of 1998 as compared with 22.3% for the same period in 1997. The increase was attributable to ongoing fixed operating costs continuing to be incurred while restaurant revenues declined as a result of the remodeling of the two restaurant units.

Depreciation and amortization expenses increased 2.5% to 10.0% of restaurant revenues in the first half of 1998 compared with 7.5% for the same period in 1997. The increase is attributed to these fixed costs continuing to be incurred while revenues declined during the remodeling.

General and administrative expenses increased to 70.8% of restaurant revenues during the first half of 1998 as compared to 17.5% for the same period in 1997. This increase resulted from the decline in revenues while the remodeling of the two restaurant units was undertaken, the incurring of additional costs of pursuing potential acquisitions, higher legal and accounting expenses, and the payment of compensation to management officers that was previously unpaid prior to the completion of the initial public offering.

As a result, loss from operations increased by $399,658 to $538,147 in the first half of 1998 as compared with $138,489 for the same period in 1997.

Net interest expense was $206,688 during the first half of 1998 as compared with net interest expense of $302,396 for the same period in 1997. The $95,708 decrease in net interest expense was the result of using the proceeds from the initial public offering to pay off short-term borrowings and interest income earned on the initial public offering proceeds.

Net loss for the first half of 1998 was $744,835 as compared with a net loss of $440,885 for the same period in 1997, which is an increase of $303,950. Loss per share decreased to $0.39 during the first half of 1998 as compared with loss per share of $0.58 for the same period in 1997 due to the increase in the number of shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the completion of the initial public offering in February 1998, the Company has a cash and cash equivalents balance of $1,493,300 at June 30, 1998, which together with anticipated cash from operations, management believes is sufficient to cover operations for at least the next eighteen months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

In July 1998, the Company repaid the $375,000 note payable plus accrued interest.

The Company has working capital of $1,891,609 at June 30, 1998, which is primarily the result of cash and cash equivalents significantly exceeding current liabilities, including the current portion of notes payable.

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

YEAR 2000

The Company has not made a formal assessment of Year 2000 issues. Generally, "Year 2000 issues" refers to problems that may arise due to the inability of some computer software to distinguish between the early part of the present century and the early part of the next because the software only uses two digits to identify the year. Thus, 2001 would be indistinguishable from 1901. The Company believes that there are three possible ways that it could be impacted by this problem.

First, the Company's internal software could fail. If the Company's software should fail it might disrupt accounting, the restaurant management system and similar tasks. The Company believes that even if its software should fail, remediation would not create a material expense. The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company does not believe that its suppliers could not continue to conduct business even in the face of Year 2000 problems. In addition, the Company believes that its suppliers are sufficiently sophisticated computer users that they will not experience problems, either by remediation or because they are already using software which can make the distinction between centuries ("Year 2000 compliant"). In the event that its suppliers should experience software failure, the Company believes that the impact would not be material. The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it has not made a formal assessment of the problem and it cannot be certain its judgment regarding Year 2000 is correct. In the event that the Company, or its supplier experience a software failure such a failure could have a material adverse impact on the Company's business financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business financial condition and results of operations.

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

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings

Certain disputes arose with the sellers of the Torrance and Fullerton restaurants resulting in an extended escrow closing period. Additionally, certain disputes arose related to the Company's obligation under its consulting agreement with a seller. The disputes in this transaction relate primarily to the sellers' claim that the Company is obligated to pay for certain unpaid federal income and state sales taxes of approximately $287,000 and $193,000, respectively, and certain liabilities to vendors of approximately $135,000.

The Company has made certain payments in connection with its consulting agreement with a seller and has withheld or deferred certain other payments as a result of performance issues with the seller prior to and after possession of the restaurants by the Company.

As a result of these disputes, the Company withheld payment on a $375,000 note payable due subsequent to the Company's IPO in February 1998 and withheld five
(5) monthly payments due on a $870,000 note payable. On July 21, 1998, the Company and the sellers of the Torrance and Fullerton restaurants settled the matter which resulted in the Company paying the $375,000 note payable plus accrued interest, paying the five (5) monthly payments on the $870,000 note payable that were in arrears, and paying the amounts due the sellers under the consulting agreement. The sellers in turn, paid the federal income and state sales taxes, and the amounts due to the vendors.

Item 2.    Change in Securities

The Company completed its initial public offering by selling 1,250,000 shares of its $0.01 par value common stock for $5.00 per share pursuant to a registration statement (commission file no. 333-29093) dated February 27, 1998. The managing underwriters for this offering were William Scott & Co., L.L.C. and Hornblower
& Weeks, Inc. The Company received net proceeds of approximately $4,200,000 after deducting underwriters' commissions, non-accountable expense allowance and other offering expenses of approximately $625,000, $187,500 and $1,237,500, respectively.

The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until June 30, 1998.

Cash and cash equivalents                                       $1,493,300
Deposit on future acquisitions                                   1,388,550
Repayment of notes payable                                         639,500
Advances to officers                                               211,200
General and administrative                                         467,450
                                                                ----------
Total net proceeds                                              $4,200,000
                                                                ----------
                                                                ----------

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

27.1 -  Financial Data Schedule

(b)   Reports on Form 8-K

      None


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