Form 10QSB
period 1998-09-30
GALVESTONS STEAKHOUSE CORP
filed 1998-11-23
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                            000-23739
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

                 151 East Alessandro Blvd., Riverside, CA 92508
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 20, 1998: 2,428,325

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                          GALVESTON'S STEAKHOUSE CORP.

                                                       Index
                                                                                               Page
                                                                                              Number
                                                                                            ---------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheet at September 30, 1998                                        2-3

           Condensed Statements of Operations for the three months
           ended September 30, 1998 and 1997                                                     4

           Condensed Statements of Operations for the nine months
           ended September 30, 1998 and 1997                                                     5

           Condensed Statements of Cash Flows for the nine months
           ended September 30, 1998 and 1997                                                     6

           Notes to Condensed Financial Statements                                              7-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           10-15

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    16

Item 2.    Change in Securities                                                                 16

Item 3.    Defaults Upon Senior Securities                                                      16

Item 4.    Submission of Matters to a Vote of Security Holders                                  16

Item 5.    Other Information                                                                    16

Item 6.    Exhibits and Reports on Form 8-K                                                     17

SIGNATURES                                                                                      17

Part III.  EXHIBITS                                                                             18


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                          GALVESTON'S STEAKHOUSE CORP.
                             CONDENSED BALANCE SHEET
                               September 30, 1998
                                   (unaudited)

                                     ASSETS

Current assets
     Cash and cash equivalents                                                                     $        744,994
     Accounts receivable                                                                                    148,649
     Advances to officers                                                                                   461,047
     Inventories                                                                                             39,775
     Acquisition deposits                                                                                 1,954,519
     Prepaid and other current assets                                                                       168,681
                                                                                                   ----------------
         Total current assets                                                                             3,517,665
Furniture and equipment, net                                                                                935,127
Debt issuance costs                                                                                          50,000
Intangible assets, net                                                                                      469,714
Other assets                                                                                                 44,034
                                                                                                   ----------------
                  Total assets                                                                     $      5,016,540
                                                                                                   ================


                           See the accompanying notes

                          GALVESTON'S STEAKHOUSE CORP.
                       CONDENSED BALANCE SHEET (continued)
                               September 30, 1998
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of notes payable                                                              $      1,439,497
     Accounts payable                                                                                        67,184
     Other accrued liabilities                                                                               79,839
                                                                                                   ----------------
         Total current liabilities                                                                        1,586,520
Notes payable, net of current portion                                                                       795,245
                                                                                                   ----------------
              Total liabilities                                                                           2,381,765

Commitments and contingencies
Stockholders' equity
     Preferred stock, $.001 par value
         4,000,000 shares authorized
         0 shares issued and outstanding                                                                          -
     Preferred stock, Series B, Convertible, $.001 par value
         1,000,000 shares authorized
         1,000,000 shares issued and outstanding                                                              1,000
     Common stock, $.01 par value
         10,000,000 shares authorized
         2,428,325 shares issued and outstanding                                                             24,283
     Additional paid-in capital                                                                           5,852,427
     Accumulated deficit                                                                                 (3,242,935)
                                                                                                   -----------------
              Total stockholders' equity                                                                  2,634,775
                  Total liabilities and stockholders' equity                                       $      5,016,540
                                                                                                   ================


                           See the accompanying notes

                          GALVESTON'S STEAKHOUSE CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1998 and 1997
                                   (unaudited)


                                                                                      1998               1997
                                                                              -----------------    ----------------
Restaurant revenues                                                             $       186,435    $        598,240
Restaurant costs and expenses
     Food and beverage                                                                   67,268             221,687
     Payroll and payroll related costs                                                  118,055             176,908
     Restaurant operating expenses                                                      134,464             111,892
     Depreciation and amortization                                                       44,300              33,946
     General and administrative expenses                                                231,477             109,210
     Pre-opening startup costs                                                                -              63,955
                                                                                ---------------    ----------------
         Total restaurant costs and expenses                                            595,564             717,598
                                                                                ---------------    ----------------
Loss from operations                                                                   (409,129)           (119,358)
                                                                                ---------------    ----------------
Other income (expense)
     Interest expense, net                                                              (68,452)           (163,648)
     Other income                                                                             -              18,034
                                                                                ---------------    ----------------

         Total other income (expense)                                                   (68,452)           (145,614)
                                                                                ----------------   ----------------


Net loss                                                                        $      (477,581)   $       (264,972)
                                                                                =================  ================
Basic loss per share                                                            $          (0.20)  $          (0.33)
                                                                                =================  ================
Diluted loss per share                                                          $          (0.20)  $          (0.33)
                                                                                =================  ================
Weighted-average shares outstanding                                                     2,416,325           810,000
                                                                                =================  ================


                           See the accompanying notes

                          GALVESTON'S STEAKHOUSE CORP.
                       CONDENSED STATEMENTS OF OPERATIONS
              For the Nine Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                                                                      1998               1997
                                                                              -----------------    ----------------


Restaurant revenues                                                             $       841,476    $      1,481,719

Restaurant costs and expenses
     Food and beverage                                                                  269,653             510,983
     Payroll and payroll related costs                                                  348,040             491,661
     Restaurant operating expenses                                                      366,328             308,640
     Depreciation and amortization                                                      109,741             100,224
     General and administrative expenses                                                694,990             264,103
     Pre-opening startup costs                                                                -              63,955
                                                                                ---------------    ----------------

         Total restaurant costs and expenses                                          1,788,752           1,739,566
                                                                                ---------------    ----------------

Loss from operations                                                                   (947,276)           (257,847)
                                                                                ---------------    ----------------

Other income (expense)
     Interest expense, net                                                             (275,140)           (466,044)
     Other income                                                                            -               18,034
                                                                                ---------------    ----------------

         Total other income (expense)                                                  (275,140)           (448,010)
                                                                                ---------------    ----------------

Net loss                                                                        $    (1,222,416)   $       (705,857)
                                                                                ===============    ================
Basic loss per share                                                            $         (0.59)   $          (0.91)
                                                                                ===============    ================
Diluted loss per share                                                          $         (0.59)   $          (0.91)
                                                                                ===============    ================
Weighted-average shares outstanding                                                   2,064,714             778,600
                                                                                ===============    ================


                           See the accompanying notes

                          GAVLESTON'S STEAKHOUSE CORP.
                       CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                                   (unaudited)



                                                                                      1998                1997
                                                                              -----------------    ----------------
Cash flows from operating activities
   Net loss                                                                     $    (1,222,416)   $       (705,857)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                    109,741             100,224
       Amortization of discount on private placement proceeds                                 -             117,746
       Issuance of common stock in exchange for services
         rendered                                                                             -             124,730
       Issuance of common stock for additional financing cost
         on notes payable                                                               100,000                   -
   (Increase) decrease in operating assets                                             (446,535)           (144,540)
   Increase (decrease) in operating liabilities                                        (360,716)            217,424
                                                                                ---------------    ----------------

         Net cash used in operating activities                                       (1,819,926)           (290,273)
                                                                                ---------------    ----------------

Cash flows from investing activities
   Purchases of furniture and equipment                                                (100,146)            (28,784)
   Deposit on future acquisitions                                                    (1,883,713)
   Other                                                                                (10,431)            (82,861)
                                                                                ---------------    ----------------

         Net cash used in investing activities                                       (1,994,290)           (111,645)
                                                                                ---------------    ----------------

Cash flows from financing activities
   Proceeds from issuance of notes payable, net                                       1,300,000             701,282
   Repayment of notes payable                                                        (1,069,758)
   Payment of offering costs                                                                               (298,517)
   Proceeds from issuance of common stock                                             4,264,242             173,720
                                                                                ---------------    ----------------
         Net cash provided by financing activities                                    4,494,484             576,485
                                                                                ---------------    ----------------
                      Net increase in cash and cash equivalents                         680,268             174,567
Cash and cash equivalents, beginning of period                                           64,726              46,439
                                                                                ---------------    ----------------
Cash and cash equivalents, end of period                                        $       744,994    $        221,006
                                                                                ===============    ================



                           See the accompanying notes

                          GALVESTON'S STEAKHOUSE CORP.
                     NOTES TO CONSENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

Prior to SFAS No. 128, the Securities and Exchange Commission ("SEC") required that, even where anti-dilutive, common and common equivalent shares issued during the twelve-month period prior to the filing of an initial public offering ("IPO") be included in the calculation of earnings per share as if they were outstanding for all periods presented (using the treasury stock method and the IPO price). Because of new requirements issued in 1998 by the SEC for companies that recently completed an IPO and interpretation by FASB of the initial application of SFAS No. 128, the number of shares used in the calculation of basic net loss per share has changed to exclude common equivalent shares, even when anti-dilutive. Net loss per share for the three and nine months ended September 30, 1997 have been restated to conform with SFAS No. 128 and Staff Accounting Bulleting No. 98.

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

In March through July 1998, certain other notes payable to various individuals of $147,000 plus accrued interest were paid off.

In July 1998, the acquisition note payable of $375,000 plus accrued interest were paid off (See note 6). In addition, the $92,000 convertible notes payable was converted into 55,200 shares of the Company's common stock.

On July 15, 1998, pursuant to a private placement, the Company sold to two investors $600,000 principal amount of 6% Convertible Debentures ("Debentures") and received a commitment from such investors, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of $400,000. On July 23, 1998, the Company sold an additional $100,000 principal amount of Debentures to a third investor, who also received warrants to purchase 6,303 shares of common stock. The investors may convert the Debentures into common stock, and the Company has the right, under certain circumstances, to require such conversion. In connection with such private placement, the Company issued warrants to purchase 12,000 shares of its common stock to the placement agents.

On September 28, 1998, pursuant to a private placement, the Company sold to one investor a Secured Exchangeable Promissory Note in the principal amount of $650,000 (the "Secured Note") and issued such investor warrants to purchase 73,125 shares of common stock at an exercise price of $5.28125 per share. The investor may exchange all or a portion of the Secured Note for common stock.

                          GALVESTON'S STEAKHOUSE CORP.
                     NOTES TO CONSENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

Through September 30, 1998, the Company had advanced $461,047 to certain officers of the Company. These advances are non-interest bearing and are expected to be repaid by December 31, 1998.

NOTE 6 - CONTINGENCIES

Certain disputes arose with the sellers of the Torrance and Fullerton restaurants following the closing of the Company's IPO resulting in an extended escrow closing period. Additionally, certain disputes arose related to the Company's obligation under its consulting agreement with the principal of the sellers. The disputes in this transaction related primarily to the sellers' claim that the Company should be obligated to pay for certain unpaid federal income and state sales taxes of the sellers of approximately $287,000 and $193,000, respectively, and certain liabilities to vendors of approximately $135,000.

The Company made various, but not all scheduled payments in connection with the above mentioned consulting agreement and withheld or deferred certain other payments as a result of performance issues relating to the restaurants.

As a result of these disputes, the Company withheld payment on a $375,000 note payable due subsequent to the Company's IPO in February 1998 and withheld five
(5) monthly payments due on a $870,000 note payable. On July 21, 1998, the Company and the sellers of the Torrance and Fullerton restaurants settled the matter which resulted in the Company paying the $375,000 note payable plus accrued interest, paying the five (5) monthly payments on the $870,000 note payable that were in arrears, and paying the amounts due under the consulting agreement. The sellers in turn, paid their federal income and state sales taxes, and the amounts due to the vendors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

The Company currently owns the two restaurants it acquired in August 1996, along with managing the two restaurants that are currently in escrow. The Company has already converted one of these restaurants into a Texas roadhouse format. The Torrance restaurant is closed for remodeling and the Fullerton restaurant is undergoing a partial remodeling. It is anticipated that the remodeling will be completed for both restaurants by the end of the fourth quarter of 1998, with the subsequent re-opening of the Torrance restaurant shortly thereafter. The Company believes that its restaurants will be well positioned in a high-quality, moderately-priced segment of the restaurant industry. The Company is continually seeking strategic restaurant acquisitions to increase the size of the Company. To that end, on August 31, 1998, the Company entered into an agreement to acquire Paragon Steakhouse Restaurants, Inc., which owns eighty U.S. based steakhouses and Pacific Basin Foods, a restaurant food distribution company. The transaction is subject to various closing conditions and no assurance can be given that the transaction will be closed. In addition, during the fourth quarter of 1998, the Company purchased two restaurants in Riverside and Norco, California that it previously managed.

Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Restaurant revenues for the three months ended September 30, 1998 decreased $411,805 or 68.8% from $598,240 for the three months ended September 30, 1997 to $186,435 for the same period in 1998. The 68.8% decrease was attributable to the closing of the Torrance restaurant for remodeling and the partial remodeling of the Fullerton restaurant.

Food and beverage costs for the three months ended September 30, 1998 decreased $154,419 or 69.7% from $221,687 for the three months ended September 30, 1997 to $67,268 for the same period in 1998. Food and beverage costs as a percentage of restaurant revenues was 37.1% for the three months ended September 30, 1997 compared to 36.1% for the same period in 1998. This decrease resulted from slight declines in the cost of meat and produce.

Payroll and payroll related costs for the three months decreased $58,853 or 33.3% from $176,908 for the three months ended September 30, 1997 to $118,055 for the same period in 1998. Payroll and payroll related costs as a percentage of restaurant revenues was 29.6% for the three months ended September 30, 1997 compared to 63.3% for the same period in 1998. The increase in these costs was the result of ongoing payroll and payroll related costs incurred while restaurant revenues declined during the remodeling.

Restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Restaurant operating expenses for the three months ended September 30, 1998 increased $22,572 or 20.2% from $111,892 for the three months ended September 30, 1997 to $134,464 for the same period in 1998. These costs as a percentage of restaurant revenues were 18.7% for the three months ended September 30, 1997 compared to 72.1% for the same period in 1998. The increase in these costs is attributable primarily to ongoing fixed operating costs continuing to be incurred while the two restaurant units were being remodeled.

Depreciation and amortization for the three months ended September 30, 1998 increased $10,354 or 30.1% from $33,946 for the three months ended September 30, 1997 to $44,300 for the same period in 1998. The increase in depreciation and amortization is due to the addition of equipment and leasehold improvements that must be depreciated and amortized over their useful lives.

General and administrative expenses for the three months ended September 30, 1998 increased $122,267 or 112.0% from $109,210 for the three months ended September 30, 1997 to $231,477 for the same period in 1998. General and administrative expenses as a percentage of restaurant revenues was 18.3% for the three months ended September 30, 1997 compared to 124.2% for the same period in 1998. This increase resulted from the decline in restaurant revenues while the remodeling of the two restaurants was undertaken, the increased costs of pursuing potential acquisitions, higher legal and accounting costs, and increased compensation to management officers who were not compensated prior to the completion of the initial public offering.

Pre-opening startup costs for the three months ended September 30, 1998 decreased $63,955 or 100% from $63,955 for the three months ended September 30, 1997 to $0 for the same period in 1998. The Company incurred certain start up costs to open certain restaurants in the third quarter of 1997. No such costs were incurred in 1998.

As a result of the above factors, loss from operations for the three months ended September 30, 1998 increased by $289,771 or 242.8% from $119,358 for the three months ended September 30, 1997 to $409,129 for the same period in 1998

Net interest expense for the three months ended September 30, 1998 decreased $95,196 or 58.2% from $163,648 for the three months ended September 30, 1997 to $68,452 for the same period in 1998. The decrease in net interest expense was the result of using the proceeds from the initial public offering to pay off short-term borrowings.

Net loss for the three months ended September 30, 1998 increased $212,609 or 80.2% from $264,972 for the three months ended September 30, 1997 to $477,581 for the same period in 1998. Loss per share decreased to $0.20 for the three months ended September 30, 1998 as compared to a loss per share of $0.33 for the same period in 1997. The decrease in loss per share is due to the increase in the weighted average number of shares outstanding as a result of the initial public offering.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997


Restaurant revenues for the nine months ended September 30, 1998 decreased $640,243 or 43.2% from $1,481,719 for the nine months ended September 30, 1997 to $841,476 for the same period in 1998. The 43.2% decrease was attributable to the closing of the Torrance restaurant for remodeling and the partial remodeling of the Fullerton restaurant. Also, the adverse weather (El Nino) has affected the restaurant industry's sales as a whole in California.

Food and beverage costs for the nine months ended September 30, 1998 decreased $241,330 or 47.2% from $510,983 for the nine months ended September 30, 1997 to $269,653 for the same period in 1998. Food and beverage costs as a percentage of restaurant revenues was 34.5% for the nine months ended September 30, 1997 compared to 32.1% for the same period in 1998. This decrease resulted from slight declines in the cost of meat and produce.

Payroll and payroll related costs for the nine months decreased $143,621 or 29.2% from $491,661 for the nine months ended September 30, 1997 to $348,040 for the same period in 1998. Payroll and payroll related costs as a percentage of restaurant revenues were 33.2% for the nine months ended September 30, 1997 compared to 41.4% for the same period in 1998. The increase in these costs was the result of ongoing payroll and payroll related costs incurred while restaurant revenues declined during the remodeling.

Restaurant operating expenses include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Restaurant operating expenses for the nine months ended September 30, 1998 increased $57,688 or 18.7% from $308,640 for the nine months ended September 30, 1997 to $366,328 for the same period in 1998. These costs as a percentage of restaurant revenues were 20.8% for the nine months ended September 30, 1997 compared to 43.5% for the same period in 1998. The increase in these costs is attributable primarily to ongoing fixed operating costs continuing to be incurred while the two restaurant units were being remodeled.

Depreciation and amortization for the nine months ended September 30, 1998 increased $9,517 or 9.5% from $100,224 for the nine months ended September 30, 1997 to $109,741 for the same period in 1998. The increase in depreciation and amortization is due to the addition of equipment and leasehold improvements that must be depreciated and amortized over their useful lives.

General and administrative expenses for the nine months ended September 30, 1998 increased $430,887 or 163.2% from $264,103 for the nine months ended September 30, 1997 to $694,990 for the same period in 1998. General and administrative expenses as a percentage of restaurant revenues was 17.8% for the nine months ended September 30, 1997 compared to 82.6% for the same period in 1998. This increase resulted from the decline in restaurant revenues while the remodeling of the two restaurants was undertaken, the increased costs of pursuing potential acquisitions, higher legal and accounting costs, and increased compensation to management officers who were not compensated prior to the completion of the initial public offering.

Pre-opening startup costs for the nine months ended September 30, 1998 decreased $63,955 or 100% from $63,955 for the nine months ended September 30, 1997 to $0 for the same period in 1998. The Company incurred certain start up costs to open certain restaurants in the third quarter of 1997. No such costs were incurred in 1998.

As a result of the above factors, loss from operations for the nine months ended September 30, 1998 increased by $689,429 or 267.4% from $257,847 for the nine months ended September 30, 1997 to $947,276 for the same period in 1998

Net interest expense for the nine months ended September 30, 1998 decreased $190,904 or 41.0% from $466,044 for the nine months ended September 30, 1997 to $275,140 for the same period in 1998. The decrease in net interest expense was the result of using the proceeds from the initial public offering to pay off short-term borrowings.

Net loss for the nine months ended September 30, 1998 increased $516,559 or 73.2% from $705,857 for the nine months ended September 30, 1997 to $1,221,416 for the same period in 1998. Loss per share decreased to $0.59 for the nine months ended September 30, 1998 as compared to a loss per share of $0.91 for the same period in 1997. The decrease in loss per share is due to the increase in the weighted average number of shares outstanding as a result of the initial public offering.

Liquidity and Capital Resources

As a result of the completion of the initial public offering in February 1998, and the issuance of debt in July and September, 1998, the Company has a cash and cash equivalents balance of $744,994 at September 30, 1998, which together with anticipated cash from operations, management believes is sufficient to cover operations for at least the next eighteen months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company expects to complete the remodeling of two restaurants by the end of the fourth quarter of 1999 and does not expect to incur significant capital expenditures in the near future.

During the last nine months the Company has paid deposits and other related fees of approximately $1.9 million in connection with the planned acquisition of Paragon Steakhouse Restaurant, Inc.

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

First, the Company's internal software could fail. If the Company's software should fail it might disrupt accounting, the restaurant management system and similar tasks. The Company believes that even if its software should fail, remediation would not create a material expense. The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company is also contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable. The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it cannot be certain its judgment regarding Year 2000 is correct. In the event that the Company, or its suppliers experience a Year 2000 software failure such a failure could have a material adverse impact on the Company's business financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business financial condition and results of operations.

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

           None

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

The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until September 30, 1998.

Cash and cash equivalents                           $         745,000
Deposit on future acquisitions                              1,881,700
Repayment of notes payable                                  1,069,800
Advances to officers                                          281,300
General and administrative                                    222,200
                                                    -----------------
Total net proceeds                                  $       4,200,000
                                                    =================

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

27.1 -  Financial Data Schedule

(b)   Reports on Form 8-K

The Company filed a report on Form 8-K dated September 14, 1998 announcing that on August 31, 1998, the Company and Tri-Core Steakhouse, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the "Merger Sub"),on the one hand, and Paragon Steakhouse Restaurant, Inc., a Delaware corporation("Paragon"), and Kyotaru Co., Ltd., a Japanese corporation and the sole stockholder of Paragon ("Kyotaru"), on the other hand, entered into a Merger Agreement (the "Merger Agreement"), pursuant to which the Merger Sub intends to merge with and into Paragon such that Paragon will become a wholly owned subsidiary of the Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            GALVESTON'S STEAKHOUSE CORP.


                                                /s/ Hiram J. Woo
                                            ------------------------
                                            Chief Financial and Principal
                                            Accounting Officer, President,
                                               and Director