Form 10KSB40
period 1998-12-31
GALVESTONS STEAKHOUSE CORP
filed 1999-04-13
CIK 1017156

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 29, 1998

                        COMMISSION FILE NUMBER: 000-23739


                          GALVESTON'S STEAKHOUSE CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



              DELAWARE                                  94-3248672
      ------------------------                 ----------------------------
      (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER I.D. NUMBER)


              10200 WILLOW CREEK ROAD, SAN DIEGO, CALIFORNIA 91355
              ----------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (619) 689-2333
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None.

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended December 29, 1998):
$6,519,421.

Aggregate market value of voting stock held by non-affiliates: $13,341,842.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

2,428,325 common shares were outstanding as of December 29, 1998.

Documents Incorporated by Reference: Not Applicable.

                                   FORM 10-KSB
            --------------------------------------------------------

                          GALVESTON'S STEAKHOUSE CORP.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 29, 1998

                                TABLE OF CONTENTS

                                                                 Page of Report
                                                                 --------------
PART I

ITEM 1.           DESCRIPTION OF BUSINESS AND RISK FACTORS....................1
ITEM 2.           DESCRIPTION OF PROPERTY....................................16
ITEM 3.           LEGAL PROCEEDINGS..........................................17
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........17


PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................18
ITEM 6.           MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............19
ITEM 7.           FINANCIAL STATEMENTS.......................................24
ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..............24


PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS........................................25
ITEM 10.          EXECUTIVE COMPENSATION.....................................28
ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT......................................32
ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............33
ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K...........................34

                                       (i)

PART I.

ITEM 1.           DESCRIPTION OF BUSINESS.

BACKGROUND

         The Company currently operates seventy-four (74) full-service steakhouse restaurants located in eleven states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is approximately $23.00 (including alcoholic beverages) and it currently serves over 6.8 million meals annually. The Company operates principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse and Carvers.

         The Mountain Jack's, Mountain Jack's Steakhouse, Hungry Hunter, and Hunter Steakhouse restaurants are mid-priced, full service steakhouse restaurants. The Carvers restaurants are upscale, sophisticated steakhouse restaurants. Company management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth.

         On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned seventy-eight (78) steakhouse restaurants and Pacific Basin Foods Inc., a restaurant food distribution company. Paragon is now a wholly owned subsidiary of the Company.

RESTAURANT CONCEPT

         The Company's restaurants are positioned as "destination restaurants" that attract loyal clientele. By its use of the term "destination restaurants," the Company means that it seeks to establish its restaurants as the primary destination of its clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight-seeing. All of the Company's restaurants are full-service steakhouses. The Company's restaurants are positioned above the less expensive, more casual restaurant chains such as Outback and Lone Star, but below the more expensive steakhouses such as Morton's and Ruth's Chris. All Company restaurants feature only USDA Choice, midwestern corn-fed beef. Prime rib is the Company's "signature product" and is the basis for the Company's distinctive merchandising commitment to "The Best Prime Rib in Town". Portions are deliberately generous and full liquor and bar service is available.

CORPORATE STRATEGY

         The Company believes that a critical component to its success is to exceed the expectations of each guest by providing a dining experience characterized by high quality, personalized service and quality menu selections. The Company also believes that ambiance, location and price-value relationship are also keys to success in the restaurant industry. The Company differentiates its restaurants by emphasizing the following strategic elements:

         *        High-quality and attentive service.

         * Consistent high-quality products achieved through careful ingredient selection, food preparation and aging of steaks.

         * Positioning in the mid-priced, full service steakhouse segment of the restaurant industry.

         *        Generous portions offered at moderate prices.

SIGNIFICANT INCREASE IN COMPANY OPERATIONS; REVIEW OF PARAGON
STEAKHOUSE RESTAURANTS RESULTS; FUTURE EXPANSION

         During the 1999 calendar year, the Company intends to carefully analyze the revenues and earnings produced by each restaurant acquired in the Paragon transaction. In addition, the Company intends to review and analyze the aggregate revenues and earnings produced in each region in which the Company operates, as well as the aggregate revenue and earnings results for each restaurant concept under which the Company operates. Based on the foregoing analysis, the Company will formulate its expansion plans for future years. The Company intends to emphasize its expansion in those regions, and utilizing those concepts, that evidence the greatest potential for future growth of revenues and earnings.

MENU

         All Company restaurants feature only USDA Choice, midwestern corn-fed beef. Prime rib is the Company's "signature product" and is the basis for the Company's distinctive merchandising commitment to "The Best Prime Rib in Town". The Company's menu also features a selection of high-quality, char-grilled steaks, fresh fish, hamburgers, and chicken. A complete meal includes a choice of side dishes, including baked potato, baked sweet potato, french fries and steamed vegetables. The menu also includes appetizers and desserts, together with a full bar service. Alcoholic beverage service accounts for approximately 18% of the Company's net sales.

SITE SELECTION AND CONSTRUCTION

         The Company considers the location of each restaurant to be critical to its long-term success and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on regional and trade area demographics, target population density, household income and educational levels and traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume and the availability of adequate parking. The Company also reviews potential competition and customer activity at other restaurants operating in the area. The cost of opening each new restaurant ranges from $800,000 to $1,200,000 for the build-out of a brand-new facility and from $500,000 to $800,000 for the conversion of an existing restaurant, which includes leasehold improvements, furniture, fixtures, equipment, food and beverage inventory and other pre-opening expenses.

RESTAURANT SIZE

         The Company's restaurants are typically free-standing buildings with dinner seating capacities ranging from 150 to 475 seats and an average seating capacity of approximately 220 seats. The bar in each restaurant is generally located adjacent to the dining room primarily to accommodate customers waiting for dining tables and up to approximately 30 additional diners at between six and nine tables.

OPERATIONS IN UPSCALE MARKETS

         While the Company intends to continue to have a substantial presence in the mid-priced, full service steakhouse restaurant market, the Company believes considerable opportunities exist in the upscale steakhouse dining segment.

         The Company's Carvers steakhouse concept has an average check per customer of approximately $30.00. Carvers is a sophisticated, upscale restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are higher than those of the Company's other restaurants, but are substantially lower than high-end steakhouses such as Morton's and Ruth's Chris.

         In addition to Carvers and its concept restaurants, the Company operates five "unique" formal restaurants. These restaurants are housed in landmark buildings in prime locations and serve as the destination or special occasion restaurant in their respective communities.

MARKETING

         The Company believes that its steakhouse restaurants are well positioned as "destination steakhouse restaurants" that focus on the moderately-priced, high-quality, full service, casual dining market segment. The Company relies principally on its commitment to customer service and excellent price-value relationship to attract and retain customers. Accordingly, the Company focuses its resources on seeking to provide customers with superior service, value and an exciting and vibrant atmosphere.

         The Company's marketing efforts consist of local media advertising and couponing. Local advertising and couponing consists of bulk mailers, free-standing newspaper inserts and targeted direct mailers. The Company has also successfully offered discounts to encourage more people to try its restaurants, as well as to increase weekday customer counts.

         To promote local community awareness of each restaurant, each restaurant manager is encouraged to become part of the local community. Many restaurants host meetings with community leaders to solicit local input about the restaurants' potential community participation.

         For each new restaurant, the Company conducts a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of a restaurant. A given program typically would include special promotions, site signs, sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees would be invited.

RESTAURANT OPERATIONS AND MANAGEMENT

         The Company maintains quality and consistency in its restaurants through the careful hiring, training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. To achieve the Company's service goals, each service employee completes an extensive training program, which teaches employees to provide the level of quality service that encourages guests to return and request the same server on subsequent visits.

         The Company maintains financial and accounting controls for each of its restaurants through the use of centralized accounting and management information systems. All levels of Company management participate in the ongoing process of strategic and financial planning and the Company's systems are continuously refined to allow management to compare actual results with budgets and projections.

         The Company also utilizes modern management information systems to allow timely information analysis and response. The Company's computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant's sales, purchasing, payroll, operating expenses, guest related statistics and other data, the Company can regularly monitor restaurant operations.

         Management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor minutes per meal, promotional programs, restaurant costs and general marketing data. Most of the Company's restaurants are open daily from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:00 a.m. on weekdays; but most of these restaurants are closed for lunch on weekends.

         The management team for a typical steakhouse restaurant generally consists of one general manager, two assistant managers and a kitchen manager. Each restaurant also employs a staff consisting of approximately 50 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a director of operations (who each supervise four to nine restaurants) who, in turn, reports to the Company's vice president of regional operations. Restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, the Company's senior management define operations and performance objectives for each restaurant and monitor implementation. Senior management regularly visit various Company restaurants and meet with the respective management teams to ensure compliance with the Company's strategies and standards of quality in all respects of restaurant operations and personnel development.

         Each new restaurant employee of the Company participates in a training program during which the employee works under the close supervision of a restaurant manager, or an experienced key employee. Management continuously solicits employee feedback concerning restaurant operations and strive to be responsive to the employees' concerns.

PURCHASING

         The Company purchases a major portion of its food and beverage products from Pacific Basin Foods, Inc., a wholly owned subsidiary of Paragon. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the Company for payment. The Company's emphasis on first-quality food requires frequent deliveries of fresh food supplies.

PACIFIC BASIN FOODS, INC.

         Pacific Basin Foods, Inc. ("PBFI"), a wholly owned subsidiary of Paragon, is a wholesale food distributor serving the restaurant industry. Its principal clients are Paragon, Rubio's Fish Tacos (a twenty-seven unit chain of fast food taco restaurants), Garden Fresh, Inc. (a thirty-nine unit chain of soup and salad bar restaurants) and Rusty Pelican Restaurants, Inc. (a fifteen unit chain of upscale seafood restaurants). PBFI has warehouses located in Chicago, Illinois and in San Diego, California, from which it services its customers. In addition to the sale and distribution of food supplies to restaurants, PBFI provides furniture, fixtures and equipment to restaurants. PBFI is a member of EMCO 2000, a nationwide network of independent food distributors and North America's largest independent restaurant food buying group.

COMPETITION

         Competition in the restaurant industry is increasingly intense. The Company competes with other mid-priced, full service restaurants primarily on the basis of quality of food and service, ambiance, location and price-value relationship. The Company also competes with a number of other restaurants within its markets, including both locally owned restaurants and regional or national chains. The Company believes that the quality of its service, its unique concepts, attractive price-value relationship and quality of food will enable it to differentiate itself from its competitors. The Company also competes with other restaurants and retail establishments for sites. Many of the Company's competitors are well-established in the mid-priced dining segment and certain competitors have substantially greater financial, marketing and other resources than the Company.

The Company believes that its ability to compete effectively will continue to depend upon its ability to offer high-quality, moderately priced food in a full service, distinctive dining environment.

GOVERNMENT REGULATION

         The Company's restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant currently has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. The Company is required to renew these licenses annually. In addition, those licenses may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. The failure of the Company to obtain or retain liquor or food service licenses would likely have a material adverse effect on its operations. In order to reduce this risk, each of the Company's restaurants is expected to be operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. In California, there is a set number of alcoholic beverage licenses available, but there is an active market through which new licenses can be obtained at the then-applicable market price. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

         The Company is subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. The Company carries liquor liability coverage as part of its comprehensive general liability insurance.

         The Company's restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of the Company's food service and preparation personnel are paid at rates related to the federal minimum wage. Government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of the Company's restaurants.

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management is not aware of any environmental regulations that have had a material effect on the Company or the Company's restaurants to date.

         The Federal Americans With Disabilities Act (the "Disabilities Act") prohibits discrimination on the basis of disability in public accommodations and employment. The Company intends to ensure that its restaurants will be in full compliance with the Disabilities Act, and the Company intends to review plans and specifications and make periodic inspections to ensure continued compliance. The Company's current restaurants are designed to be accessible to the disabled. The Company believes that it is in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. The Company does not anticipate that such compliance will require the Company to expend substantial funds.

EMPLOYEES

         At March 31, 1999, the Company employed approximately 4,000 individuals, of which 258 occupy executive or managerial positions, approximately 3,700 hold non-managerial restaurant-related positions and the balance occupy clerical and office positions. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relations with its employees to be good and has not experienced any interruption of operations due to labor disputes.

RESTAURANT LOCATIONS AS OF MARCH 31, 1999

         The following table sets forth the location of the Company's existing Mountain Jack's, Mountain Jack Steakhouse, Hungry Hunter and Hunter Steakhouse
(54) restaurants, its Carvers (11) restaurants, the steakhouse restaurants operated by the Company prior to the Paragon acquisition (4) and the Company's unique formal restaurants (5):

ARIZONA              CALIFORNIA          INDIANA             NEVADA
Glendale             Pleasanton          Indianapolis (2)    Las Vegas
Phoenix (2)          Riverside           Lafayette
Tempe                S. San Francisco                        NORTH CAROLINA
Tucson               S. San Jose                             Raleigh
Yuma                 Sacramento          MICHIGAN
                     San Diego           Auburn Hills        OHIO
CALIFORNIA           Santa Rosa          Clinton Township    Canton
Anaheim              Temecula            Dearborn Heights    Elyria
Bakersfield          Thousand Oaks       Grandville          Independence
Concord              Torrance            Kentwood            Middleburg Heights
El Cajon (Red Oak    Ventura             Lansing             North Olmstead
Steakhouse)                              Livonia             Sharonville
Fairfield                                Okemos              Toledo
Fremont              ILLINOIS            Roseville
Fullerton            Springfield         Taylor              WISCONSIN
La Mesa                                  Troy                Madison (2)
Lafayette
Lake Forest
Milpitas
Modesto
Norco
Oakland
Oceanside

CARVERS                                              UNIQUE FORMAL
LOCATIONS:                                           LOCATIONS:
Arrowhead, Arizona               Henderson, Nevada   Folsom, California
Scottsdale, Arizona              Beachwood, Ohio     Rancho Cordova, California
Rancho Bernardo, California      Centerville, Ohio   Peoria, Illinois
Roseville, California            Orem, Utah          South Bend, Indiana
Greenwood, Indiana               Sandy, Utah         Williamsburg, Virginia
Farmington Hills, Michigan


         The Company's executive offices are located at 10200 Willow Creek Road, San Diego California 91355. The telephone number is (619) 689-2333.

                                  RISK FACTORS

NO HISTORY OF EARNINGS AND ACCUMULATED DEFICIT

         The Company has suffered substantial losses since inception. For the twelve months ending December 29, 1998, the Company had a net loss of $2,961,728. As of December 29, 1998, the Company's accumulated deficit totaled $4,982,247. While the Company's acquisition of seventy- eight (78) restaurants in late December 1998 from Paragon's former owner and the implementation of the Company's strategic cost cutting programs following such acquisition are expected to produce significant positive earnings results, there can be no assurance given as to when the Company will, in fact, achieve profitable operations. See "Risk Factors -- Business," and "Risk Factors -- Recent Significant Increase in Company Operations."

DEFAULT UNDER PARAGON MORTGAGE FACILITY

         On August 30, 1997, Paragon, a wholly owned subsidiary of the Company since December 21, 1998, entered into a $22,624,000 secured mortgage financing (the "Mortgage") with a financing company. Paragon is liable for the repayment of such financing. The Mortgage bears interest at a rate of 10.39% per annum and is payable in 180 equal installments of principal and interest, with the final installment due in September 2011. The Mortgage is secured by substantially all of Paragon's owned land, buildings, and improvements thereon. The terms of the Mortgage include specific financial covenants, restrictions on obtaining other financing and other limitations. On April 30, 1997, and on May 28, 1997, the Mortgage agreement was amended primarily to modify the loan covenants. As of September 25, 1998, Paragon was not in compliance with certain financial ratio loan covenants and has not obtained a waiver for the covenant violations. Accordingly, Paragon is in technical default under the terms of the Mortgage. The Company has secured opportunities to refinance the Mortgage and has so informed the financing company.

         On December 23, 1998, the financing company declared an event of default under the Mortgage agreement. Failure to refinance the Mortgage or to obtain the agreement of the financing company to amend the terms of the Mortgage agreement or waive the covenant violations could have a material adverse effect on the Company, its operations, financial results and prospects, including but not limited to foreclosure upon Paragon's owned land, buildings and the improvements thereon. There can be no assurance that the Company will be able to obtain the agreement of the financing company to amend the terms of the Mortgage agreement or to waive the covenant violations of Paragon before the Company effects a refinancing of the Mortgage or that the Company will be able to consummate such refinancing.

GOING CONCERN UNCERTAINTY REGARDING THE COMPANY

         The Company has suffered substantial losses in recent years. As of December 29, 1998, the Company had an accumulated deficit of $4,982,247 and negative working capital of $39,122,838. In addition, Paragon, a subsidiary of the Company, is not in compliance with certain loan covenants under the terms of its long-term borrowing agreement and such covenants have not been waived or amended. If the lender demanded payment of the balance outstanding, it is likely the Company would not have available funds to meet the lender's demand. The financial statements regarding the Company included in this Annual Report have been prepared assuming that the Company will continue as a going concern; however, the financial condition of the Company raises substantial doubt about the ability of the Company to continue as a going concern. See "Report of Independent Auditors".

RECENT SIGNIFICANT INCREASE IN COMPANY OPERATIONS

         On December 21, 1998 the Company consummated its acquisition of Paragon, which then operated seventy-three (73) steakhouse restaurants and held leasehold interests for five (5) additional restaurants which had ceased operations. Prior to such acquisition, the Company operated only four (4) steakhouse restaurants. At present, following the settlement of the J.W. Childs litigation (see below), the Company operates a total of seventy-four (74) restaurants. The Company's ability to successfully manage and operate a significantly larger number of restaurants will depend on a number of factors, including but not limited to, the availability, staffing, training and retention of skilled management personnel, securing required governmental approvals and permits, adequately supervising construction and renovations, securing adequate financing, achieving profitable operations and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be able to successfully manage and operate all of its restaurants or that such restaurants can be operated profitably.

NEED FOR ADDITIONAL WORKING CAPITAL

         The Company has incurred substantial operating losses since commencing operations in June 1996 and its newly acquired Paragon subsidiary has incurred substantial operating losses in Paragon's two most recent fiscal years. There can be no assurance given as to when the Company will achieve profitability. The Company anticipates that its capital resources will be adequate to satisfy its capital requirements for at least the next twelve months. There can be no assurance, however, that the Company's cash requirements during this period will not exceed its available resources. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources." The Company's future capital requirements will depend upon many factors, including the Company's ability to operate its restaurants successfully, as well as market developments and cash flow from operations. In the event that cash generated from operations is insufficient to fund the Company's activities, the Company will be required to raise additional funds through bank or other borrowings, or equity or debt financings. There can be no assurance that additional financing, if required, will be available at all or in amounts or on terms acceptable to the Company. In addition, any equity financing could result in dilution to the Company's existing stockholders. Failure to obtain additional working capital in a timely manner or on acceptable terms could have a material adverse effect on the Company, its operations, financial results and prospects.

BUSINESS

         The Company's business plan and prospects are dependent upon, among other things, the availability of suitable future restaurant sites, timely development and construction of restaurants, the hiring of skilled management and other personnel, the ability of the Company to integrate the

Paragon restaurants into its operations, the ability of the Company to successfully manage growth (including monitoring its restaurants, controlling costs, and maintaining effective quality controls), and the availability of adequate financing. The Company has no significant experience in operating a large chain of restaurants or effectuating restaurant expansion, and the lack of success or the closing of any restaurants developed or acquired by the Company, including the restaurants acquired in the Paragon transaction, could have a material adverse effect upon the Company. There can be no assurance that the Company will be able to successfully operate the restaurants acquired in the Paragon transaction or otherwise implement its business plan, or that unanticipated expenses, problems or difficulties will not result in material delays in its implementation.

UPSCALE STRATEGY

         As a result of the Paragon acquisition, the Company acquired an upscale steakhouse restaurant concept, Carvers. Prior to the Paragon acquisition, the Company did not operate in the upscale segment. There can be no assurance that the Company will choose to develop additional Carvers restaurants beyond those currently operating, or that any such restaurants, if and when developed or operated, will achieve profitability or prove to be successful.

GOVERNMENT REGULATION

         The Company's restaurant operations are subject to numerous national and local, health, sanitation, employment, safety and franchising regulations and standards, as well as local authorities and local zoning, building code and land-use regulations. There can be no assurance that the Company will be able, for financial reasons or otherwise, to comply with any laws or regulations or that amendments to existing laws and regulations or new laws and regulations will not be enacted in the future that could require the Company to alter methods of operations in the future at costs that could be substantial. In addition, each restaurant must obtain appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. Each restaurant's liquor license must be renewed annually and may be revoked at any time for cause. Failure to comply with any such laws or regulations, or the loss of the Company's liquor licenses, or inability to obtain any of the same, would likely have a material adverse effect on the Company. In a number of states, such as California, there is a set number of alcoholic beverage licenses available, but there is an active market through which new licenses can be obtained at the then-applicable market price. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

         The Company may be subject to "dram-shop" liability, which generally provides a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. To address any such potential liability, the Company carries liquor liability coverage as part of its comprehensive general liability insurance.

GEOGRAPHIC CONCENTRATION OF RESTAURANTS

         The Company's restaurants are located in eleven states, predominantly on the West Coast and in the Great Lakes regions. Accordingly, the restaurants are susceptible to fluctuations in their business caused by adverse economic or other conditions occurring in such regions of the United States, including natural disasters. Each of the Company's restaurants represents a significant investment and long-term commitment which limits the Company's ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect the Company's operations.

LIMITED EXPERIENCE IN OPERATING LARGE NUMBER OF RESTAURANTS;
FUTURE RESTAURANT CAPITAL FINANCING NEEDS

         The Company has limited experience in managing and operating a large number of restaurants or restaurants which are geographically dispersed. The Company's acquisition of the Paragon restaurants may over-burden the Company's personnel and financial resources. The Company's success in managing and operating a significantly larger restaurant base will depend on, among other things, the hiring and retention of skilled management and other personnel, the general ability to successfully manage growth (including monitoring restaurants, controlling costs and maintaining effective quality controls) and the availability of adequate financing. There can be no assurance that the Company will be successful in its management and operation of an expanded restaurant base.

         The Company's ability to successfully manage and operate its increased number of restaurants will depend on a variety of factors, many of which may be beyond the Company's control, including but not limited to the Company's ability to integrate its operations with the Paragon operations, attract, train and retain qualified and experienced personnel and management, operate its restaurants profitably and obtain additional capital, as well as the general economic conditions and degree of competition in the particular region of expansion. The Company will incur substantial costs in opening each new Company-owned restaurant, and new restaurants experience fluctuating operational levels for some time after opening. Should the Company's results of operations or its rate of growth fail to be adequate to finance expansion or should costs of capital expenditures rise, the Company may not have the ability to open new restaurants at its desired pace or at all, and could be required to seek additional financing in the future. There can be no assurance that the Company will be able to raise such capital when needed on satisfactory terms or at all. In addition, there can be no assurance that the Company will successfully expand or that the Company's existing or new restaurants will be profitable. The Company expects to encounter intense competition for restaurant sites, and may have difficulty buying or leasing desirable sites on terms that are acceptable to the Company. In many cases, the Company's competitors may be willing and able to pay more than the Company for sites. The Company expects these difficulties with regard to obtaining desirable sites to continue for the foreseeable future.

RESTAURANT INDUSTRY AND COMPETITION

         The restaurant industry is highly competitive. Key competitive factors in the industry include the quality and value of the food products offered, quality of service, price, dining experience, restaurant locations and the ambiance of facilities. The Company's competitors include various mid-price, full-service casual dining restaurants. The Company competes with national and regional chains, as well as individually owned restaurants. The number of steakhouse restaurants with operations generally similar to the concepts operated by the Company has grown substantially in the last several years, and the Company believes competition among such restaurants is increasing. As the Company's competitors expand operations in various geographic areas, competition, including competition among steakhouse restaurants with concepts similar to the Company's, can be expected to intensify. Such increased competition could increase the Company's operating costs or adversely affect its revenues. Many of the Company's competitors have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources than the Company, which may give them certain competitive advantages. The restaurant industry is affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. Consumer trends can shift rapidly. There can be no assurance that the Company's restaurants will match trends in consumer tastes. The performance of individual restaurants may be affected by factors such as traffic patterns, demographic considerations and the type, number and location of competing restaurants. Changes in economic conditions affecting the Company's future customers could reduce traffic in some or all of the Company's restaurants or impose practical limits on pricing, either of which could have a material adverse effect on the profitability of the Company. In addition, the restaurant industry has few non-economic barriers to entry. There can be no assurance that third parties will not be able to successfully imitate and implement the Company's concepts.

COMPANY PROFITABILITY HIGHLY SENSITIVE TO COST INCREASES

         The Company's profitability is highly sensitive to increases in food, labor and other operating costs. The Company's restaurants' dependence on frequent deliveries of fresh food supplies subject them to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could materially and adversely affect the availability, quality and cost of ingredients. In addition, unfavorable trends or developments concerning factors such as inflation, food, labor and employee benefit costs (including increases in hourly wage and minimum unemployment tax rates), rent increases resulting from the rent escalation provisions in the various restaurants' leases, and the availability of experienced management and hourly employees may also adversely affect the Company. The Company believes recent favorable inflation rates and part-time labor supplies in its principal market area have contributed to relatively stable food and labor costs in recent years. However, there can be no assurance that these conditions will continue or that the Company will have the ability to control costs in the future.

CONTROL BY PRINCIPAL STOCKHOLDERS

         The management of the Company beneficially owns 17.1% of the outstanding shares of Common Stock of the Company and 41.3% of the combined stockholder voting power of the

Company, including all 1,000,000 outstanding shares of the Company's Series B Convertible Preferred Stock, which carries rights to vote with the Common Stock as one class on a one vote-per-share basis. Management therefore has substantial control over the outcome of all matters submitted to the stockholders for approval, including the election of the Company's board of directors. As a result, the stockholders of the Company possess little practical ability to remove management or effect the operations or business of the Company. In addition, the Company intends to issue to senior management of the Company, subject to stockholder approval, 1,750,000 shares of a newly authorized Series C Convertible Preferred Stock, which carries rights to vote with the Common Stock as one class on a one vote-per-share basis. Issuance of the shares of the Series C Convertible Preferred Stock to senior management of the Company will enhance the control of senior management over the outcome of all matters submitted to the stockholders for approval.

NO DIVIDENDS ON COMMON STOCK

         The Company has never paid any dividends on its Common Stock and does not expect to declare or pay any cash dividends for the foreseeable future. It is anticipated that earnings, if any, will be used in the Company's operations and to finance the expansion of its business.

DEPENDENCE UPON KEY AND OTHER PERSONNEL

         The success of the Company will be largely dependent on the efforts of certain key personnel of the Company, including Richard M. Lee, its Chairman and Chief Executive Officer and Hiram J. Woo, its President, Secretary and Chief Financial Officer. On June 3, 1996, the Company entered into a four-year employment contract with each of Messrs. Lee and Woo. See "Certain Transactions -- Employment Agreements." The loss of the services of either of Mr. Lee or Mr. Woo would have a material adverse effect on the Company, and the Company does not maintain, nor does it intend to maintain, any key-man life insurance. Additionally, in order to implement its business plan, the Company will be dependent upon its ability to hire and retain experienced financial, marketing, and restaurant management personnel. There can be no assurance that the Company will be able to hire additional experienced personnel. The inability to hire and retain additional experienced personnel could have a material adverse effect on the Company. The Company will also be dependent on its ability to hire and train restaurant managers and hourly employees from the local labor pool who are able to operate the Company's restaurants in conformity with the required standards of service and efficiency. The unavailability of an adequate number of qualified local managers and hourly employees could have an adverse effect on the Company.

AUTHORIZATION OF PREFERRED STOCK

         The Company's Certificate of Incorporation authorizes the issuance of 5,000,000 shares of "blank check" preferred stock with such designation, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. As of the date of this Annual Report, 1,000,000 shares of Series B Convertible Preferred Stock of the Company (the "Series B Preferred") are outstanding, all of which are owned by Richard M. Lee, the Company's Chairman and Chief Executive Officer. The Series B Preferred carries voting rights along with the Common Stock on a one-vote-per-share basis. If and to the extent that the shares of Common Stock issuable upon conversion of the Series B Preferred are not includable in a registration statement on Form S-8, at the request of the holders thereof, delivered to the Company within three years of any such conversion of the Series B Preferred shares, the Company will prepare and file, at its own expense, one
(1) registration statement on Form S-3 (to the extent available) to enable such holders to resell shares of Common Stock acquired upon conversion of the Series B Preferred. The Board of Directors may change or otherwise adjust the terms of the above-described Series B Preferred Stock in its sole discretion. In addition, the Company intends to issue to senior management of the Company, subject to stockholder approval, 1,750,000 shares of a newly authorized Series C Convertible Preferred Stock, which carries rights to vote with the Common Stock as one class on a one vote-per-share basis. The issuance of the Series C Convertible Preferred Stock or any additional preferred stock, as well as certain provisions of the Company's charter and Delaware law, could have the effect of delaying, deferring or preventing a change of control of the Company.

SHARES ELIGIBLE FOR FUTURE SALE

         Future sales of shares of Common Stock by the Company and its stockholders could adversely affect the prevailing market price of the Common Stock. The Company presently has outstanding an aggregate of 2,609,325 shares of Common Stock.

         The Company is unable to predict the effect that sales of the shares of Common Stock currently outstanding, or sales under Rule 144 may have on the then prevailing market price of the Common Stock, but such sales may have a substantial depressing effect on such market price. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to its Certificate of Incorporation, the Company has the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of the Common Stock currently outstanding.

POSSIBLE VOLATILITY OF STOCK PRICE

         The trading price for the Common Stock may be highly volatile and could be subject to significant fluctuations in response to variations in the Company's quarterly operating results, general conditions in the food service industry or the general economy, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for public companies generally, or within broad industry groups, which fluctuations may be unrelated to the operating results or other circumstances of a particular company. Such fluctuations may adversely affect the liquidity of the Common Stock, as well as the price that holders may achieve for their shares upon any future sale.

CONTINUED NASDAQ SMALLCAP LISTING

         Continued inclusion on the NASDAQ SmallCap generally requires that a company have, among other things, (i) either net tangible assets of $2,000,000, a market capitalization of $35,000,000, or net income for two of the last three fiscal years of $500,000 and (ii) a minimum market value of public float of $1,000,000. Additionally, for continued listing on the NASDAQ SmallCap, companies are required to have at least two independent directors, and an Audit Committee, a majority of the members of which would need to be independent directors. If the Company is unable to satisfy the NASDAQ SmallCap's maintenance requirements, its Common Stock may be delisted from the NASDAQ SmallCap. In the event of any such delisting, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD") and it could be more difficult to obtain quotations of the market price of the Company's Common Stock. Consequently, the liquidity of the Company's Common Stock could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in security analysts' and the news media's coverage of the Company.

ITEM 2.           DESCRIPTION OF PROPERTY.

         As of March 31, 1999, the Company leased fifty-nine (59) and owned twenty (20) of its restaurant locations. As of March 31, 1999, five of the Company's restaurants were closed for renovations. Lease terms are generally ten to twenty years, with renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective.

         The Company's executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. The Company believes that there is sufficient office space available at favorable leasing terms in the San Diego, California metropolitan area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3.           LEGAL PROCEEDINGS.

         On or about May 7, 1998, J.W. Childs Equity Partners, L.P. ("Childs") filed a lawsuit in the State of Delaware entitled J.W. Childs Equity Partners, L.P. v. Paragon Steakhouse Restaurants, Inc. et. al., C.A. No. 16371 (Del. Ch.)(the "Action"). In the Action, Childs claims that it entered into a letter agreement with Paragon Steakhouse Restaurants, Inc., a Delaware corporation ("Paragon") and wholly owned subsidiary of Galveston's Steakhouse Corp. ("Galveston's"), Kyotaru U.S.A., Inc., and Kyotaru Co., Ltd. (Kyotaru U.S.A., Inc. and Kyotaru Co., Ltd. are collectively referred to herein as "Kyotaru") pursuant to which Childs or its subsidiary would acquire the operating assets of certain restaurants owned and operated by Paragon. Childs further claims that Paragon and Kyotaru materially breached the letter agreement by (i) failing to negotiate in good faith to reach agreement as to the terms of a definitive purchase agreement and related documents, (ii) entering into negotiations with a third-party purchaser concerning the possible sale of Paragon's assets or stock, and (iii) failing to give notice to Childs of the discussions with the potential third-party purchaser. In the Action, Childs seeks the remedy of specific performance, or, in the alternative, monetary damages.

         On November 6, 1998, the Delaware Court of Chancery dismissed with prejudice Childs' claim for specific performance, finding that the letter agreement cited by Childs "is not a contract to sell property." Childs has appealed the Court's decision.

         On January 22, 1999, Paragon, Galveston's, Childs and Childs' subsidiary entered into a Memorandum of Agreement pursuant to which Childs agreed to dismiss the entire Action in exchange for Paragon's agreement to assign its leasehold interests in three restaurants. On March 11, 1999, the parties executed a mutual release with respect to the Action and entered into an agreement whereby Paragon agreed to assign its leasehold interests in three restaurants to a subsidiary of Childs, together with the liquor licenses and other agreements and assets relating to the three restaurants. On March 12, 1999, Childs filed a Notice of Voluntary Dismissal with respect to the Action which dismisses the Action with prejudice.

         Except as discussed above, the Company is not involved in any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock of the Company has been trading on the NASDAQ SmallCap Market under the symbol "SIZL" since February 27, 1998, the date of the Company's initial public offering. As of March 31, 1999, the last sale price as reported on NASDAQ was $4.00 per share.

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                  COMMON STOCK

  QUARTER ENDED                       HIGH                          LOW
  -------------                       ----                          ---
December 31, 1998                     $7.375                        $4.125
September 30, 1998                    $5.375                        $2.50
June 30, 1998                         $6.00                         $4.25
March 31, 1998*                       $5.625                        $4.844

------------------
*From initial time of trading in March 2, 1998, the closing price was $5.031.

         As of March 31, 1999, there were approximately 800 record holders of the Company's Common Stock.

         The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

         The following sets forth certain information regarding sales of, and other transactions with respect to, securities of the Company issued within the period covered by this Report, which sales and other transactions were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"). All of such sales and transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or as otherwise indicated herein.

        In March, 1998, 278,125 shares of Common Stock were issued upon conversion of $1,112,500 aggregate principal amount of bridge notes. The shares of Common Stock issued upon conversion of the $1,112,500 aggregate principal amount of bridge notes were issued at a conversion rate of $4.00 per share.

        In July, 1998, 55,200 shares of Common Stock were issued upon conversion of $92,000 aggregate principal amount of convertible notes payable. The shares of Common Stock issued upon conversion of the $92,000 aggregate principal amount of convertible notes payable were issued, in accordance with their terms, at a conversion rate of $1.67 per share.

        On July 15, 1998 each of JMG Capital Partners, L.P. and Triton Capital Investments Limited purchased $300,000 principal amount of the Company's 6% Convertible Debentures ("Debentures"). On July 23, 1998, Barry Lebin purchased $100,00 principal amount of the Company's Debentures. The Company paid a placement fee of 10% to AIBC Investment Services Corp. in connection with this placement.

        On September 28, 1998 Talisman Capital Opportunity Fund Ltd. purchased a Secured Exchangeable Note of the Company due and payable on or before September 28, 2003 in the principal amount of $650,000. The Company paid a placement fee of 10% to May Davis Group in connection with this placement.

        On December 21, 1998 Talisman Capital Opportunity Fund Ltd. purchased a second Secured Exchangeable Note of the Company due and payable on or before September 28, 2003 in the principal amount of $1,350,000. The Company paid a placement fee of 10% to May Davis Group in connection with this placement.

        On December 21, 1998 each of JMG Capital Partners, L.P. and Triton Capital Investments Limited purchased $200,000 principal amount of the Company's Debentures. The Company paid a placement fee of 10% to May Davis Group in connection with this placement.

        On or about December 31, 1998, the Company issued 26,000 shares of restricted common stock to Winchester Investment Securities, Inc. for services rendered to the Company.

        The $1,100,000 aggregate principal amount of Debentures provide that they may be converted into shares of Common Stock at a rate of 85% of the Market Price (as such term is defined in the Debentures) of the Common Stock on the conversion date. The Company, however, believes that the holders of such Debentures appear to have lost their right to convert the Debentures into Common Stock by the holders' breach of the terms of the Securities Purchase Agreement prohibiting the short sale of the Company's Common Stock while the Debentures are outstanding. The first Secured Exchangeable Note may be exchanged for shares of Common Stock at an exchange price of the lesser of $4.6475 per share or 85% of the average of the four low trades for the Common Stock for the 22 days preceding the exchange date. The second Secured Exchangeable Note may be exchanged for shares of Common Stock at an exchange price of the lesser of $5.50 or 85% of the average of the four low trades for the Common Stock for the 22 days preceding the exchange date. The discount on the Secured Notes increases to 20%, once the Notes have been held for 181 days and to 25%, once the Notes have been held for 271 days. The exact number of shares that will be issued on the conversion of the Debentures and/or the exchange of the Secured Notes will depend on the market price of the Common Stock on, or immediately prior to, the date of the conversion and/or the exchange and is not now known.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

         The Company currently operates 74 full-service steakhouse located in 11 states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse Texas Loosey's and Galveston's.

         On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants. The Company is in the process of reopening one of the five closed restaurants purchased from Paragon. In March 1999, the Company assigned the leases of three restaurants to J. W. Childs Equity Partners, L.P. to settle a lawsuit. See Item 3. Legal Proceedings contained elsewhere in this Report on Form 10-KSB.

         The Company believes that its restaurants are well positioned in a high-quality, moderately priced segment of the restaurant industry. With the acquisition of Paragon's Carvers restaurants, the Company has entered the sophisticated, upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. The Company plan to expand the number of restaurants it owns either by building new restaurants or converting existing restaurants. The Company believes that the location of each restaurant is critical to its long-term success.

RESULTS OF OPERATIONS

         The following discussion of the results of operations only include the operations of the restaurants purchased from Paragon from December 21, 1998 to December 29, 1998. With a twenty-fold increase in the number of restaurants being operated by the Company, revenues, cost of sales and operating expenses in the future will increase substantially.

Year Ended December 29, 1998 Compared to the Year Ended December 30, 1997

                                                 YEARS ENDED
                                      -----------------------------------     PERCENTAGE OF REVENUE
                                        DECEMBER 29,      DECEMBER 30,     --------------------------
                                            1998              1997            1998          1997
                                      -----------------  ----------------  ------------  ------------
                                        (IN THOUSANDS)    (IN THOUSANDS)
Revenues                                        $6,520           $ 1,868        100.0%        100.0%
Cost of sales
  Food and beverage                              2,570               627         39.4%         33.6%
  Payroll and payroll related costs              2,002               757         30.7%         40.5%
  Direct operating costs                         1,441               400         22.1%         21.4%
  Depreciation and amortization                    148               222          2.3%         11.9%
                                      -----------------  ----------------  ------------  ------------
Gross profit                                       359             (138)          5.5%        (7.4%)
Cost and expenses
  General and administrative                     2,220               351         34.0%         18.8%
  Pre-opening costs                                  -                65             -          3.5%
                                      -----------------  ----------------  ------------  ------------
Loss before other income (expense)             (1,861)             (554)       (28.5%)       (29.7%)
Other income (expense)
  Interest income                                   68                 -          1.0%             -
  Interest and financing costs                   (885)             (523)       (13.6%)       (28.0%)
                                      -----------------  ----------------  ------------  ------------
Loss before taxes                              (2,678)           (1,077)       (41.1%)       (57.7%)
Provision for taxes                                  6                 -          0.1%             -
                                      -----------------  ----------------  ------------  ------------
Loss before extraordinary item                 (2,684)           (1,077)       (41.2%)       (57.7%)
Extraordinary loss                                 278                 -          4.2%             -
                                      -----------------  ----------------  ------------  ------------
Net loss                                     $ (2,962)           (1,077)       (45.4%)       (57.7%)
                                      =================  ================  ============  ============


         Revenues for the year ended December 29, 1998 increased $4,652,000 or 249.0% from $1,868,000 for the year ended December 30, 1997 to $6,520,000 for the same period in 1998. The 249.0% increase is attributed to the acquisition of Paragon. Revenue from the Company's original restaurants actually decreased by $602,000 principally due to the closing of the Torrance restaurant for remodeling and the partial remodeling of the Fullerton restaurant. Revenues in the future will increase substantially over the revenues historically reported by the Company due to the twenty-fold increase in the number of restaurants owned by the Company.

         Food and beverage costs for the year ended December 29, 1998 increased $1,943,000 or 309.9% from $627,000 for the year ended December 30, 1997 to $2,570,000 for the same period in 1998. Food and beverage costs as a percentage of revenues was 33.6% for the year ended December 30, 1997 compared to 39.4% for the same period in 1998. This increase is a result of the acquisition of Paragon's subsidiary Pacific Basin Foods, Inc. whose profit margin on the sale of food products to restaurants is significantly less than the margin that can be obtained from restaurant sales.

         Payroll and payroll related costs for the year ended December 29, 1998 increased $1,245,000 or 165.5% from $757,000 for the year ended December 30, 1997 to $2,002,000 for the same period in 1998. Payroll and payroll related costs as a percentage of revenues was 40.5% for the year ended December 30, 1997 compared to 30.7% for the same period in 1998. The decrease is principally due to the acquisition of Paragon whose payroll costs as a percentage of revenue are less than those of previously experience by the Company due to the economies of scales of operating more restaurants. The Company expects payroll and related costs as a percentage of revenue to be approximately 30% in the future.

         Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the year ended December 29, 1998 increased $1,041,000 or 260.3% from $400,000 for the year ended December 30, 1997 to $1,441,000 for the same period in 1998. These costs as a percentage of restaurant revenues were 21.4% for the year ended December 30, 1997 compared to 22.1% for the same period in 1998. Even with the acquisition of Paragon, the Company expects direct operating expenses to remain approximately 21.5% of revenues.

         Depreciation and amortization for the year ended December 29, 1998 decreased $74,000 or 33.3% from $222,000 for the year ended December 30, 1997 to $148,000 for the same period in 1998. Depreciation and amortization will increase in the future due to the significant increase in the fixed assets being depreciated as a result of the Paragon purchase.

         General and administrative expenses for the year ended December 29, 1998 increased $1,869,000 or 532.5% from $351,000 for the year ended December 30, 1997 to $2,220,000 for the same period in 1998. General and administrative expenses as a percentage of restaurant revenues was 18.8% for the year ended December 30, 1997 compared to 34.1% for the same period in 1998. This increase in the actual amount is due to the acquisition of Paragon. The significant increase as a percentage of revenue is due to the decline in restaurant revenues while the remodeling of the two restaurants was undertaken, higher legal and accounting costs due to the Company being a publicly traded company, and increased compensation to senior management.

         Pre-opening startup costs for the year ended December 29, 1998 decreased $65,000 or 100% from $65,000 for the year ended December 30, 1997 to $0 for the same period in 1998. The adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" had minimal impact on the Company, because it was generally the Company's policy to expense all start up costs.

         Net interest expense for the year ended December 29, 1998 increased $294,000 or 56.2% from $523,000 for the year ended December 30, 1997 to $817,000 for the same period in 1998. The increase is principally due to interest charges taken by the Company as a result of the conversion of $92,000 in convertible debentures in July 1998 and the issuance of $1,100,000 of debt in July, September and December 1998 that can be converted into common stock at 85% of the market price at the date of conversion.

         The extraordinary loss reported by the Company for the year ended December 29, 1998 was due to the Company converting $1,112,500 of Private Placement Notes Payable into shares of common stock at $4 per share.

LIQUIDITY AND CAPITAL RESOURCES

         During the years ended December 29, 1998 and December 30, 1997 the Company has used, rather than provided, cash from operations of $4,575,000 and $573,000, respectively. To finance its working capital deficit, the Company has raised approximately, $4 million, net of commissions and expenses, from its initial public offering in February 1998 and has raised approximately $5 million from the issuance of debt from July to December 1998. Since doing public, the Company's senior management has focused most of their attention on the acquisition of Paragon. A significant portion of the equity and debt raised in 1998 was used to pay the purchase price and related transaction costs associated with the acquisition of Paragon and to a lessor degree to fund the Company's operating loss.

         As a result of the completion of the initial public offering in February 1998, and the issuance of debt in July, September and December, 1998, the Company has a cash and cash equivalents balance of $755,141 at December 29, 1998, which together with anticipated cash from operations, management believes is sufficient to cover operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

         The Company is currently in the process of obtaining additional financing to repay an approximate $20.4million loan that is collateralized by 19 restaurants owned by the Company. The Company is currently in default of certain loan covenants associated with this loan. The Company is negotiating a sales-leaseback transaction that will provide the Company enough money to repay the existing debt on the 19 restaurants and provide favorable lease rates for a substantial period of time.

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

YEAR 2000

         The Company has begun to make a formal assessment of Year 2000 issues. Generally, "Year 2000 issues" refers to problems that may arise due to the inability of some computer software to distinguish between the early part of the present century and the early part of the next because the software only uses two digits to identify the year. Thus, 2001 would be indistinguishable from 1901. The Company believes that there are three possible ways that it could be impacted by this problem.

         First, the Company current accounting and restaurant management systems, principally those acquired with the acquisition of Paragon has been determined not to be Year 2000 compliant. The Company is in the process of selecting a new accounting and restaurant management system that will be Year 2000 compliant. The software being considered by the Company is not expected to require significant programming changes to meet the Company's needs. The Company estimates the cost of a new accounting and restaurant management system to be $250,000. If the Company is unable to convert to the new software in a timely manner, the impact could be material to the Company's financial position and results of operations. The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company is also contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable. The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

         Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it cannot be certain its judgment regarding Year 2000 is correct. In the event that the Company or its suppliers experience a Year 2000 software failure such a failure could have a material adverse impact on the Company's business financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business financial condition and results of operations.

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


ITEM 7.           FINANCIAL STATEMENTS.

         The consolidated financial statements of Galveston's Steakhouse Corp. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

                  None.

PART III.

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS.

         The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.

         The current directors, executive officers and key personnel of the Company are as follows:

                       NAME                                AGE                     POSITION
--------------------------------------------------         ---        ------------------------------------
Mr. Richard M. Lee................................         32         Chairman of the Board and Chief
                                                                      Executive Officer

Mr. Hiram J. Woo..................................         63         President, Secretary, Chief Financial
                                                                      Officer, Director

Tom Edler.........................................         55         Director

Mark W. Goudge....................................         36         Director

Tod Lindner.......................................         54         Director

David N. Treat....................................         36         Senior Director of Operations

         MR. RICHARD M. LEE has been the Chairman of the Board and Chief Executive Officer of the Company since its inception in 1996. Mr. Lee began his business career upon graduating high school at the age of 17, founding his first company with a total of $3,500 of seed capital. By the age of 22, Mr. Lee was recognized as a "young-millionaire" entrepreneur by the University of Southern California. In addition, Mr. Lee was one of the youngest inductees into the Young Presidents Organization of America. Mr. Lee has been featured in numerous industry, local and national media publications. He was featured as a model entrepreneur in the university textbook, Contemporary Business (Dryden Press:
1990). From 1983 to 1990, Mr. Lee was the founder and President of Audio-Chamber International, Inc. based in Orange County, California, a manufacturer of high-fidelity mobile sound systems. In 1990, Mr. Lee sold Audio-Chamber International, Inc. to actively invest in real estate and securities. From 1991 to 1992, Mr. Lee co-founded and co-managed Aristotle Investments Ltd. as its chief strategist for investments in franchise restaurant acquisitions. From 1992 to May 1996, Mr. Lee was the co-founder and Chairman/CEO of China Coast Foods, Inc., a company formed to explore opportunities in the food industry in the Peoples Republic of China. Mr. Lee has also been involved with and invested in franchised restaurants, including, for example, Domino's Pizza Restaurants and Popeyes Famous Fried Chicken. Since June 1996, Mr. Lee has devoted substantially all his working time and energies to the affairs of the Company.

         MR. HIRAM J. WOO has been the President, Secretary and a director of the Company since its inception. Since 1976, he has owned and operated Hiram J. Woo Accountancy Corporation, a San Francisco-based accounting firm with numerous restaurateurs among his clients. Over the past 14 years, Mr. Woo has actively invested in, owned or reorganized and restructured various restaurants, ranging from large-scale casual dining establishments to night clubs to bar and grill operations. In 1980, Mr. Woo founded and has since managed Regal Financial Development Corporation ("RFDC"), a real estate development and planning firm based in San Francisco. In the past 14 years, RFDC has managed over $300 million of real estate development projects in the Western United States. From 1992 to 1996, Mr. Woo has owned and operated several large-scale restaurants in the San Francisco area. Mr. Woo is active among the local Chinese community and has served as a director of two Chinese-American financial institutions and several business organizations. Mr. Woo is a Certified Public Accountant. Mr. Woo is a past director of the Chinese Resources Development Center of San Francisco, a past president of Park Presidio Optimist Club, and a member of the San Francisco, Fairfield and Vacaville Chambers of Commerce.

         MR. TOM EDLER has been a director of the Company since May, 1998. Mr. Edler is a real estate broker in the Sacramento office of Grubb & Ellis Company, specializing in the acquisition, disposition, development and leasing of restaurant and hotel properties throughout California. Prior to joining Grubb & Ellis, Mr. Edler was President of Edler & Associates/Pacific Leisure Properties, a restaurant/hospitality consulting and brokering firm. Mr. Edler received his Bachelor of Science degree from Indiana University with subsequent post-graduate studies at the University of Southern California. He served as an officer in the United States Air Force for 4 years immediately following college.

         MR. MARK W. GOUDGE has been a director of the Company since September, 1998. Mr. Goudge has been a financial consultant in the private client group at Merrill Lynch in Laguna Hills, California since June 1992. Prior to joining Merrill Lynch, Mr. Goudge served from April 1990 to June 1992 as an Assistant Vice President in the Commercial Lending Division at Orange National Bank in Orange, California. Prior thereto Mr. Goudge worked at the Landmark Bank in Whittier, California rising to the position of Assistant Vice President of the Business Bank Group. Mr. Goudge graduated from the University of Alaska-Fairbanks in December 1987 with a B.A. in Finance.

         MR. TOD LINDNER has been a director of the Company since January, 1999. Mr. Lindner has been a managing director of Ally Capital Group Inc., an investment banking firm since 1996. Prior to joining Ally Capital Group Inc., Mr. Lindner founded and was President of Northwest Capital Corporation, an originator of upper middle market commercial loans, from 1984 through 1996. From 1979 through 1983, Mr. Lindner served as a regional manager of Chemical Business Credit Corp. Prior thereto, Mr. Lindner served as an executive at the Bank of California, N.A. for twelve years. Mr. Lindner received his B.S. in finance and banking from the University of Oregon in 1966. Mr. Lindner currently serves as a director of Bay-Con, Inc. and as a director of Magnum Cinema, LLC.

         MR. DAVID N. TREAT has been the Company's Senior Director of Operations since December 15, 1998. Mr. Treat has substantial experience in managing multiple restaurants for large steakhouse chains and in developing and implementing new restaurant concepts. From 1992 through 1998 Mr. Treat managed various restaurant operations at Coulter Enterprises, the operator of Lonestar Steakhouse and Saloon, Sullivan's Steakhouse and Del Frisco's Double Eagle Steakhouse. In 1995 Mr. Treat was appointed to the post of District Manager, where he directed the day-to-day operations of the Sullivan's Steakhouse chain. During his tenure at Coulter Enterprises, Mr. Treat developed the Sullivan's Steakhouse concept and opened 54 new Lonestar Steakhouse and Saloon restaurants. From 1990 to 1991, Mr. Treat managed the Ruth's Chris Steakhouse restaurant located in Palm Desert, California. From 1988 to 1990, Mr. Treat was a manager of card member services at the American Express Company. Mr. Treat received his Bachelor of Business Administration degree from Drury College in Springfield, Missouri in 1984.

         No director or executive officer of the Company is related to any other director or executive officer. Except for Mr. Lindner's positions as a director of Bay-Con, Inc. and Magnum Cinema, LLC, none of the Company's officers or directors hold any directorships in any other public company. There are currently three outside directors on the Company's Board of Directors. The Company's compensation committee is comprised of Messrs. Lindner, Goudge and Edler. The Company's audit committee is comprised of Messrs. Woo, Goudge and Edler.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 1998, all of its executive officers and directors complied with the requirements of Section 16 (a).

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 29, 1998.

                                                                              Long Term Compensation
      Name and                                              Other Annual       Awards - Securities           All Other
 Principal Position    Year      Salary($)      Bonus($)    Compensation(2)   Underlying Options (#)       Compensation
-------------------    ----      ---------      --------    ---------------   ----------------------       ------------
Richard M. Lee         1998      $ 100,000      $294,689      15,892                 201,000                   0
Chairman of the        1997      $ 100,000             0       5,809                       -                   0
Board and Chief        1996      $  50,000             0       2,421                  82,500                   0
Executive Officer

Hiram J. Woo           1998      $  80,000      $111,567       7,870                 134,000                   0
President and Chief    1997      $  80,000             0       1,968                       -                   0
Financial Officer      1996      $  45,000             0           0                  82,500                   0

David N.  Treat        1998      $   3,333             0           0                  75,000                   0
Senior Director of     1997              0             0           0                       0                   0
Operations (1)         1996              0             0           0                       0                   0

-----------------------
(1  Mr. Treat commenced employment with the Company in December 1998.
(2) Other annual compensation consists in each case of the car allowance paid by the Company for the named executive officer.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning stock option grants made to each of the named executive officers in fiscal 1998. No stock appreciation rights were granted to these individuals during such year.

                                INDIVIDUAL GRANTS

                   Number of Securities       Percent of Total Options
                    Underlying Options         Granted to Employees in
       Name             Granted (#)                  Fiscal Year          Exercise Price ($/Sh)         Expiration Date
---------------    --------------------       ------------------------  -------------------------       ---------------
Richard M.  Lee          201,000                        49.0%           32,000 options with an          August 2008
                                                                        exercise price of $3.4375
                                                                        169,000 options with an
                                                                        exercise price of $3.125

Hiram J.  Woo            134,000                        32.7%           $3.125                          August 2008

David N.  Treat           75,000                        18.3%           $4.96                           December 2004 -
                                                                                                        December 2008

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information concerning option exercises and option holdings for the fiscal year 1998 with respect to each of the named executive officers. No named executive officers exercised any options during such year.

         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-
                                END OPTION VALUES

                                                                 Number of Securities
                                                                Underlying Unexercised           Value of Unexercised In-the-money
                     Shares Acquired       Value             Options at Fiscal Year End (#)        Options at Fiscal Year End ($)
       Name          on Exercise (#)    Realized ($)           Exercisable/Unexercisable            Exercisable/Unexercisable (1)
----------------     ---------------    ------------         ------------------------------      ---------------------------------
Richard M.  Lee             0                0                    82,500 exercisable/                     $486,750 exercisable/
                                                                 201,000 unexercisable                    $678,375 unexercisable

Hiram J.  Woo               0                0                    82,500 exercisable/                     $486,750 exercisable/
                                                                 134,000 unexercisable                    $678,375 unexercisable

David N.  Treat             0                0                         0 exercisable/                           $0 exercisable/
                                                                  75,000 unexercisable                    $ 65,250  unexercisable

                               BOARD OF DIRECTORS

         Directors are elected at the annual meeting of the Company's stockholders to hold office until the next annual meeting and until their successors are elected and qualified. Officers serve at the discretion of the Board. Directors may receive such compensation for their services as is fixed from time to time by resolution of the Board.

                             DIRECTORS' COMPENSATION

         Directors of the Company currently receive no compensation for their service as such.

EMPLOYMENT AGREEMENTS

         On June 3, 1996, the Company entered into a four-year employment agreement with Richard M. Lee at an annual base salary of $50,000, which was increased to $100,000 upon the closing of the Company's initial public offering. Under the employment agreement, Mr. Lee's employment may not be terminated by the Company without cause. In addition, Mr. Lee has agreed in his employment agreement not to compete with the Company for a period of one (1) year following his termination of employment for any reason.
         On June 3, 1996, the Company entered into a four-year employment agreement with Hiram Woo at an annual base salary of $45,000, which was increased to $80,000 upon the closing of the

Company's initial public offering. Under the employment agreement, Mr. Woo's employment may not be terminated by the Company without cause. In addition, Mr. Woo has agreed in his employment agreement not to compete with the Company for a period of one (1) year following his termination of employment for any reason.

         On December 15, 1998, the Company entered into a five year employment agreement with David N. Treat at an annual base salary of $80,000. Under the employment agreement, Mr. Treat's employment may be terminated by the Company without cause, in which case the Company is obligated to continue to pay him his base salary for a period of six (6) months. In addition, Mr. Treat has agreed in his employment agreement not to compete with the Company for a period of one (1) year following his termination of employment for any reason. The employment agreement provides Mr. Treat with an option, vesting over a period of five years, to purchase up to 75,000 shares of Common Stock at $4.96 per share.

LIMITS ON LIABILITY AND INDEMNIFICATION

         The Company's Certificate of Incorporation eliminates the personal liability of its directors to the Company and its stockholders for monetary damages for breach of the directors' fiduciary duties in certain circumstances. The Certificate of Incorporation further provides that the Company will indemnify its officers and directors to the fullest extent permitted by law. The Company believes that such indemnification covers at least negligence and gross negligence on the part of the indemnified parties. Insofar as indemnification for liabilities under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of December 29, 1998, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company and
(iii) all directors and executive officers as a group.

                                                                   Number                  Percentage
                                                                of Shares (1)       Beneficially Owned (7) (8)
                                                                -------------       --------------------------
Richard M. Lee (2) (7)....................................        339,420                    12.2%
Hiram J. Woo (3) (8)......................................        240,042                     8.7%
Tom Edler (4).............................................              0                       0%
Mark W. Goudge (5)........................................              0                       0%
Tod Lindner (6)...........................................              0                       0%
All officers and directors as a group
   (5 persons) (7) (8)....................................        579,462                    20.9%

----------------------
(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Does not include an aggregate of 1,000,000 shares of Series B Convertible Preferred Stock issued to Richard M. Lee, which shares have rights to vote with the Common Stock as one class on a one-vote-per-share basis. After giving effect to such Series B Convertible Preferred Stock, Mr. Lee currently holds 34.8% of the combined stockholder voting power of the Company. Mr. Lee's business address is at 10200 Willow Creek Road, San Diego, California 92131. Does not include options held by Mr. Lee to acquire up to 201,000 shares of Common Stock.

(3) Mr. Woo's business address is at 10200 Willow Creek Road, San Diego, California 92131. Does not include options held by Mr. Woo to acquire up to 134,000 shares of Common Stock.

(4) Mr. Edler's business address is c/o Grubb & Ellis Company, 770 L Street, Suite 700, Sacramento, California.

(5) Mr. Goudge's business address is 24422 Avenida de la Carlta, Suite 400, Laguna Hills, California 92653.

(6) Mr. Lindner's business address is 17 E. Sir Francis Drake Boulevard, Suite 230, Larkspur, California 94939.

(7) Includes the assumed exercise of options to purchase 82,500 shares which are exercisable within 60 days by Mr. Lee.

(8) Includes the assumed exercise of options to purchase 82,500 shares which are exercisable within 60 days by Mr. Woo.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

EMPLOYMENT AGREEMENTS

         The Company has entered into separate Employment Agreements with Richard M. Lee, Hiram J. Woo and David N. Treat. See "Employment Agreements."


PERSONAL GUARANTEES

         Mr. Woo has personally guaranteed the Company's lease agreements for its Fullerton and Norco, California locations, as well as the Company's vendor debt with Sysco Food Services and various other vendors.

COMPANY POLICY

         The Company believes that each of the foregoing transactions embodies terms no less favorable to the Company than those that could have been obtained from unaffiliated parties. Any ongoing or future transactions between the Company and its officers, directors, principal stockholders, or other affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent and disinterested directors. Any future loans to officers, directors, principal stockholders, or affiliates will be made for a bonafide business purpose, on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the Company's independent and disinterested directors.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         The following exhibits are filed as part of this Report:

3.1*        Restated Certificate of Incorporation of the Company.

3.2* Certificate of Correction to Restated Certificate of Incorporation of the Company.

3.3* Certificate of Amendment to Restated Certificate of Incorporation of the Company.

3.4*        By-Laws of the Company.

3.5* Certificate of Amendment to Restated Certificate of Incorporation of the Company.

3.6* Certificate of Amendment to Restated Certificate of Incorporation of the Company.

4.1*        Form of Specimen of Common Stock Certificate.

4.2*        Form of Underwriter's Warrant Agreement.

10.1* Lease between Walter Bollenbacher Family Trust and TLC Corp. (Seller) dated November 1, 1994 and assigned to the Company June 25, 1996. (re: Torrance).

10.2* Lease between University Plaza, Ltd. and the Company dated September 4, 1996. (re: Fullerton).

10.3* Lease between Mission Grove Plaza, LP and Kent Andersen (Seller) dated March 8, 1993 and assigned to the Company March 1, 1997. (re:
            Riverside).

10.4* Lease between E & R Co-ownership (The Family Corner) and the Company dated February 1, 1997. (re: Norco).

10.5* Employment Contract between the Company and Michael R. Dunmire dated October 15, 1996.+

10.6* Employment Contract between the Company and Rebecca L. Rotman dated October 15, 1996.+

10.7* Employment Contract between the Company and Hiram J. Woo dated June 3, 1996.+

10.8* Employment Contract between the Company and Richard M. Lee dated June 3, 1996.+

10.9* Asset Purchase Agreement between the Company as buyer and TLC Restaurant Management Corp., Better Business Security, Inc., River Diego Investment Corp. and Ron Walton, collectively as seller dated April 10, 1996.

10.10* Escrow Instruction with Jean Allen Escrow Co., Inc. dated February 20, 1996 reference to Asset Purchase Agreement cited in 10.9 above.

10.11* Note Payable in the amount of $375,000 to Ron Walton, et. al. with extension of Due Date to August 29, 1997.

10.12*      Note Payable in the amount of $870,000 to Ron Walton, et. al.

10.13* Asset Purchase Agreement between the Company as buyer and Kent & Jenny Andersen as sellers dated September 23, 1996.

10.14* Escrow Instruction with Jean Allen Escrow Co., Inc. dated December 3, 1996 with Estimated Closing Statement dated March 3, 1997 reference to Asset Purchase Agreement cited in 10.13 above.

10.15*      Galveston Steakhouse Corp. Omnibus Stock Plan.

10.16*      Richard M. Lee Stock Option Agreement.+

10.17*      Hiram J. Woo Stock Option Agreement.+

10.18** Merger Agreement dated August 31, 1998 by and among the Company, Tri-Core Steakhouse, Inc., Paragon Steakhouse Restaurants, Inc. and Kyotaru Co. Ltd.

10.19*** First Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.

10.20*** Second Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri- Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.

10.21*** Third Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri- Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.

10.22***    Form of Agreement Not to Compete.

10.23***    Form of Management Agreement.

10.24***    Form of Non-negotiable Promissory Note.

10.25****   Form of Securities Purchase Agreement by and between the Company and each of JMG Capital Partners, L.P., Triton Capital Investments
            Limited, and Barry Lebin.

10.26****   Form of Registration Rights Agreement by and between the Company and each of JMG Capital Partners, L.P., Triton Capital Investments
            Limited, and Barry Lebin.

10.27****   Form of Debenture issued to JMG Capital Partners, L.P., Triton
            Capital Investments Ltd and Barry Lebin.

10.28****   Form of Note Purchase Agreement by and between the Company and
            Talisman Capital Opportunity Fund Ltd.

10.29****   Secured Exchangeable Note dated September 28, 1998 in the
            principal amount of $650,000 issued to Talisman Capital
            Opportunity Fund Ltd.

10.30****   Form of Warrant issued to Talisman Capital Opportunity Fund Ltd.

10.31****   Form of Collateral, Pledge and Security Agreement by and between the
            Company and Talisman Capital Opportunity Fund Ltd.

10.32****   Form of Warrant issued to Joseph Donohue, Jr., Max Rockwell, Mark
            Angelo, Hunter Singer, John Audiferren, AIBC Investment Services
            Corp., May Davis Group and Barry Lebin.

10.33****   Loan and Security Agreement dated December 21, 1998 by and between
            Pacific Basin Foods, Inc. and The CIT Group/Credit Finance, Inc.

10.34****   Security Agreement dated December 21, 1998 by and between the
            Company and The CIT Group/Credit Finance, Inc.

10.35****   Secured Continuing Guaranty dated December 21, 1998 executed by the
            Company.

10.36****   Security Agreement (Intellectual Property) dated December 21, 1998 by and between the Company and The CIT Group/Credit Finance, Inc.

10.37****   Grant of Security Interest (Trademarks) dated December 21, 1998 executed by the Company.

10.38*****  Secured Exchangeable Note dated December 21, 1998 in the principal amount of $1,350,000 issued to Talisman Capital Opportunity Fund
            Ltd.

10.39*****  Employment Agreement between the Company and David N. Treat dated
            December 15, 1998.+

16.0*       Letter re: Change of Certifying Accountant.

23.1****    Consent of Singer Lewak Greenbaum & Goldstein LLP.

27.1*****   Financial Data Schedule.

99.1**      Press release dated September 1, 1998.

--------------
* Incorporated by reference from Registration Statement on Form SB-2 (File #333-29093).
** Incorporated by reference from Form 8-K, Current Report, filed with the SEC on September 14, 1998.
*** Incorporated by reference from Form 8-K, Current Report, filed with the SEC on January 4, 1999.
**** Incorporated by reference from Registration Statement on Form SB-2 (File #333-69137)
***** Filed herewith
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

REPORTS ON FORM 8-K

None.

                                   SIGNATURES

              In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GALVESTON'S STEAKHOUSE CORP.

                                             /s/Richard M. Lee
                                             ----------------------------------
                                             Richard M. Lee
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


              In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                                    Date
-----------------                                                    ----

/s/ Richard M. Lee                                               April 13, 1999
--------------------------------------------
Name:     Richard M. Lee
Title:    Chairman of the Board of Directors
          and Chief Executive Officer
          (Principal Executive Officer)


/s/ Hiram J. Woo                                                 April 13, 1999
--------------------------------------------
Name:     Hiram J. Woo
Title:    President, Secretary, Director and
          Chief Financial Officer (Principal
          Financial and Accounting Officer)


/s/ Tom Edler                                                    April 13, 1999
--------------------------------------------
Name:     Tom Edler
Title:    Director


/s/ Mark W. Goudge                                               April 13, 1999
--------------------------------------------
Name:     Mark W. Goudge
Title:    Director


/s/ Tod Lindner                                                  April 13, 1999
--------------------------------------------
Name:     Tod Lindner
Title:    Director

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                     DECEMBER 29, 1998 AND DECEMBER 30, 1997

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                                    CONTENTS

                                December 29, 1998

-------------------------------------------------------------------------------

                                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                       F-2 - F-3

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Stockholders' Equity                        F-5

     Consolidated Statements of Cash Flows                            F-6 - F-7

     Notes to Consolidated Financial Statements                      F-8 - F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Galveston's Steakhouse Corp. and subsidiaries

We have audited the accompanying consolidated balance sheet of Galveston's Steakhouse Corp. and subsidiaries (a Delaware corporation) as of December 29, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Galveston's Steakhouse Corp. and subsidiaries as of December 29, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 29, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 29, 1998, the Company maintained a current ratio of 0.23-to-1, which arose from a working capital deficit of $39,122,838. In addition, the Company is in default with secured financing as of December 29, 1998. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 31, 1999

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 29, 1998

-------------------------------------------------------------------------------

                                     ASSETS


Current assets
     Cash and cash equivalents                                                                         $    755,141
     Accounts receivables, net of allowance for doubtful accounts
         of $34,801                                                                                       4,897,815
     Inventories                                                                                          5,555,289
     Prepaid expenses and other current assets                                                            1,011,056
                                                                                                       ------------
              Total current assets                                                                       12,219,301

Property and equipment, net                                                                              52,100,123

Other assets
     Intangible assets, net                                                                                 483,920
     Other                                                                                                  612,204
     Note receivable                                                                                        500,000
     Cash - restricted under collateral agreements                                                        1,531,429
                                                                                                       ------------
                  Total assets                                                                         $ 67,446,977
                                                                                                       ============


   The accompanying notes are an integral part of these financial statements.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (Continued)

                                December 29, 1998

-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
     Current portion of long-term debt                                                                 $ 23,280,008
     Current portion of capital lease obligations                                                         1,140,676
     Accounts payable                                                                                     8,868,092
     Accrued liabilities                                                                                  2,807,048
     Unearned revenue                                                                                     6,039,984
     Reserve for self insurance claims                                                                    2,507,991
     Reserve for settlement                                                                               1,313,000
     Sales and property taxes payable                                                                     1,557,566
     Accrued payroll costs                                                                                3,827,774
                                                                                                       ------------
         Total current liabilities                                                                       51,342,139

Long-term debt, net of current portion                                                                    4,010,705
Capital lease obligations, net of current portion                                                         8,288,125
Deferred taxes                                                                                              207,583
Deferred rent                                                                                             2,046,720
                                                                                                       ------------
              Total liabilities                                                                          65,895,272
                                                                                                       ------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, Series B, Convertible, $0.001 par value
         1,000,000 shares authorized
         1,000,000 shares issued and outstanding                                                              1,000
     Common stock, $0.01 par value
         10,000,000 shares authorized
         2,428,325 shares issued and outstanding                                                             24,283
     Additional paid-in capital                                                                           6,508,669
     Accumulated deficit                                                                                 (4,982,247)
                                                                                                       ------------
              Total stockholders' equity                                                                  1,551,705

                  Total liabilities and stockholders' equity                                           $ 67,446,977
                                                                                                       ============



   The accompanying notes are an integral part of these financial statements.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

           For the Years Ended December 29, 1998 and December 30, 1997

-------------------------------------------------------------------------------

                                                                                       1998             1997
                                                                                   ------------     ------------

Revenues                                                                           $  6,519,421     $  1,867,671
                                                                                   ------------     ------------
Cost of sales
     Food and beverage                                                                2,569,457          627,165
     Payroll and payroll related costs                                                2,001,542          757,232
     Direct operating costs                                                           1,441,367          400,217
     Depreciation and amortization                                                      148,156          221,737
                                                                                   ------------     ------------
         Total cost of sales                                                          6,160,522        2,006,351
                                                                                   ------------     ------------
Gross profit (loss)                                                                     358,899         (138,680)
                                                                                   ------------     ------------
Costs and expenses
     General and administrative expenses                                              2,219,992          350,945
     Pre-opening start-up costs                                                               -           65,155
                                                                                   ------------     ------------
         Total costs and expenses                                                     2,219,992          416,100
                                                                                   ------------     ------------
Loss before other income (expense)                                                   (1,861,093)        (554,780)
                                                                                   ------------     ------------
Other income (expense)
     Interest income                                                                     68,495                -
     Interest and financing costs                                                      (884,961)        (523,187)
                                                                                   ------------     ------------
         Total other income (expense)                                                  (816,466)        (523,187)
                                                                                   ------------     ------------
Loss before provision for income taxes                                               (2,677,559)      (1,077,967)
Provision for income taxes                                                                6,044                -
                                                                                   ------------     ------------
Loss before extraordinary item                                                       (2,683,603)      (1,077,967)
Extraordinary loss on debt extinguishment                                              (278,125)               -
                                                                                   ------------     ------------
Net loss                                                                           $ (2,961,728)    $ (1,077,967)
                                                                                   ============     ============

Basic and diluted loss per share before extraordinary item                         $      (1.26)    $      (1.36)
                                                                                   ============     ============

Extraordinary loss per share                                                       $      (0.13)    $          -
                                                                                   ============     ============

Basic and diluted loss per share after extraordinary item                          $      (1.39)    $      (1.36)
                                                                                   ============     ============

Weighted-average shares outstanding                                                   2,135,241          790,296
                                                                                   ============     ============


   The accompanying notes are an integral part of these financial statements.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           For the Years Ended December 29, 1998 and December 30, 1997

-------------------------------------------------------------------------------

                                              Preferred Stock
                                           Series B, Convertible       Common Stock       Additional
                                           ---------------------   --------------------     Paid-in     Accumulated
                                              Shares    Amount     Shares      Amount       Capital       Deficit         Total
                                           ----------   ------     -------   ----------   -----------   -----------    -----------

Balance, December 31, 1996                  1,000,000   $1,000     713,849   $    7,138   $   169,225   $  (942,552)   $  (765,189)

Issuance of common stock in connection
   with $150,000 bridge loans                                       30,000          300       149,700                      150,000
Issuance of common stock for services
   rendered                                                         24,950          249       124,481                      124,730

Issuance of common stock in connection
   with private placement                                           56,201          563        23,157                       23,720

Capital contribution                                                                          130,000                      130,000

Net loss                                                                                                 (1,077,967)    (1,077,967)
                                           ----------    ------  ---------   ----------   -----------   -----------    -----------

Balance, December 30, 1997                  1,000,000     1,000    825,000        8,250       596,563    (2,020,519)    (1,414,706)

Issuance of common stock in connection
   with initial public offering                                  1,250,000       12,500     6,487,500                    6,500,000

Issuance costs                                                                             (2,532,603)                  (2,532,603)

Conversion of promissory notes                                     333,325        3,333     1,201,167                    1,204,500

Issuance of stock in lieu of interest                               20,000          200        99,800                      100,000

Interest from fixed conversion features                                                       378,117                      378,117

Extraordinary loss on debt extinguishment                                                     278,125                      278,125

Net loss                                                                                                 (2,961,728)    (2,961,728)
                                           ----------    ------  ---------   ----------   -----------   -----------    -----------
     Balance, December 29, 1998             1,000,000    $1,000  2,428,325   $   24,283   $ 6,508,669   $(4,982,247)   $ 1,551,705
                                           ==========    ======  =========   ==========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Years Ended December 29, 1998 and December 30, 1997

-------------------------------------------------------------------------------

                                                                                       1998                1997
                                                                                   ------------        ------------

Cash flows from operating activities
   Net loss                                                                        $ (2,961,728)       $ (1,077,967)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                                                    148,156             221,737
       Interest paid with common stock                                                  100,000                   -
       Interest charges on convertible debt                                             378,117                   -
       Non-cash bonuses paid to officers                                                406,256                   -
       Loss on debt extinguishment                                                      278,125                   -
       Amortization of discount on private placement proceeds                                 -             117,748
       Issuance of common stock in exchange for services
         rendered                                                                             -             124,730
   (Increase) decrease in
     Accounts receivable                                                             (1,126,342)           (112,170)
     Advances to officers                                                              (226,517)           (144,349)
     Inventories                                                                        235,998               4,880
     Prepaid expenses and other current assets                                           (8,864)             (4,027)
     Other assets                                                                      (404,904)             14,321
     Intangibles, net                                                                   183,438             (15,000)
   Increase (decrease) in
     Accounts payable                                                                (1,985,311)               (643)
     Accrued liabilities                                                                269,740             238,170
     Unearned revenue                                                                   476,165                   -
     Reserve for self insurance claims                                                   21,273                   -
     Sales and property taxes payable                                                   134,659                   -
     Accrued payroll costs                                                             (492,168)             44,690
     Deferred rent                                                                         (923)                  -
                                                                                   ------------        ------------
           Net cash used in operating activities                                     (4,574,830)           (587,880)
                                                                                   ------------        ------------
Cash flows from investing activities
   Purchases of property and equipment                                                 (355,846)            (29,129)
   Increase in other current assets                                                           -             (72,861)
   Acquisition of Paragon Steakhouse Restaurants, Inc. and
     subsidiaries and Pacific Basin Foods, Inc., net of cash
     acquired                                                                        (2,054,596)                  -
   Execution of note receivable                                                        (500,000)                  -
                                                                                   ------------        ------------
           Net cash used in investing activities                                     (2,910,442)           (101,990)
                                                                                   ------------        ------------



   The accompanying notes are an integral part of these financial statements.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

           For the Years Ended December 29, 1998 and December 30, 1997

-------------------------------------------------------------------------------

                                                                                      1998               1997
                                                                                   ------------        ------------

Cash flows from financing activities
   Proceeds from issuance of debt                                                  $  5,096,367        $    701,282
   Principal payments on debt                                                        (1,184,924)                  -
   Proceeds from issuance of common stock                                             6,500,000              23,720
   Cash paid for offering costs                                                      (2,235,756)           (296,845)
   Increase in common stock in connection with bridge loan                                    -             150,000
   Capital contribution from officers                                                         -             130,000
                                                                                   ------------        ------------
           Net cash provided by financing activities                                  8,175,687             708,157
                                                                                   ------------        ------------
              Net increase in cash and cash equivalents                                 690,415              18,287

Cash and cash equivalents, beginning of year                                             64,726              46,439
                                                                                   ------------        ------------
Cash and cash equivalents, end of year                                             $    755,141        $     64,726
                                                                                   ============        ============

Supplemental disclosures of cash flow information

   Interest paid                                                                   $   501,666         $     13,523
                                                                                   ============        ============
   Income taxes paid                                                               $     6,044         $          -
                                                                                   ============        ============

Supplemental schedule of non-cash investing and financing activities

During the year ended December 29, 1998, debt holders of the Company converted $1,112,500 of promissory notes to 278,125 shares of the Company's common stock.

During the year ended December 29, 1998, the Company relieved advances to officers in the form of bonuses aggregating $406,256.

During the year ended December 29, 1998, the Company issued a note payable in the amount of $600,000 as part of consideration for the purchase of Paragon Steakhouse Restaurants, Inc. and subsidiaries.

During the year ended December 29, 1998, the Company issued 20,000 shares of common stock in payment of interest valued at $100,000.

During the year ended December 29, 1998, debt holders converted convertible promissory notes in the amount of $92,000 to 55,200 shares of the Company's common stock.

During the year ended December 29, 1998, the Company executed three promissory notes aggregating $393,285 for the purchase of restaurants and their related assets.


   The accompanying notes are an integral part of these financial statements.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1998

-------------------------------------------------------------------------------

NOTE 1 - GOING CONCERN MATTERS

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 29, 1998, the Company (as defined in Note 2) maintained a current ratio of 0.23-to-1, which arose from a working capital deficit of $39,122,838. In addition, the Company's cash flow requirements have been met by the generation of capital through debt and equity securities. No assurance can be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to attain profitability.

         Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ended December 1999. Management's plans include the following:

         1.       Restructuring its long-term debt position.

         2. Improving the Company's financial performance through cost-reduction and restructuring of administrative overhead.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company Background and Operations

         Galveston's Steakhouse Corp., a Delaware corporation was incorporated on June 3, 1996 under the name "Texas Loosey's Steakhouse & Saloon, Inc." On December 19, 1996, the Board of Directors adopted a resolution to change its name to "Galveston's Steakhouse Corp." Up until December 18, 1998, Galveston's Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California which together formerly comprised all of the restaurants known as "Texas Loosey's Chili Parlor & Saloon" ("Texas Loosey's").

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1998

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Company Background and Operations (Continued)

         Galveston's Steakhouse Corp. first acquired two Texas Loosey's restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996, which was subsequently amended on November 1, 1998, and is to close escrow on the remaining two Texas Loosey's restaurants on May 1, 2000. Galveston's Steakhouse Corp. has converted one of the restaurants into a Galveston's Steakhouse Restaurant reminiscent of the late 1950's and early 1960's with popular rock `n' roll music from that period, which offers high quality, reasonably priced, mesquite-grilled steak, fresh fish, hamburgers, chicken, and other specialty items to a diverse clientele.

         On December 21, 1998, Galveston's Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) (collectively, "PSR") through its acquisition of all of the outstanding capital stock of PSR. PSR owns and operates restaurants located primarily throughout California, Arizona, and the Great Lakes Region. PSR also owns Pacific Basin Foods, Inc. ("PBF"), a company engaged in purchasing and selling food and other restaurant supplies to PSR and nonaffiliated companies.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Galveston's Steakhouse Corp. and subsidiaries, PSR, and PBF (collectively, the "Company"). Significant intercompany amounts and transactions have been eliminated in consolidation.

         Fiscal Year-End

         The Company reports its operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. The current fiscal year ended on December 29, 1998.

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

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1998

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. Credit card receivables are considered cash equivalents because of their short collection period. The carrying amount of credit card receivables approximates their fair value.

         The Company maintains its cash deposits at numerous banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 29, 1998, uninsured portions of the balances at those banks aggregated to $3,791,338. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

         Unearned Revenue

         The Company sells gift certificates and recognizes a liability, included in unearned revenue, for gift certificates outstanding until the gift certificate is redeemed or deemed to have expired.

         Advertising and Promotional Costs

         Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the years ended December 29, 1998 and December 30, 1997 were $63,129 and $42,638, respectively.

         Other Direct Operating Costs

         Other direct operating costs consist of those direct costs associated with operating the restaurant locations, exclusive of depreciation and amortization expense, and with costs associated with operating PBF's warehouse operations.

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

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1998

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Intangibles

         Intangibles consist of covenants not to compete, franchise contracts, and goodwill. The covenants not to compete and franchise contracts are being amortized over five years (the length of the contract), and goodwill is being amortized over a fifteen-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related restaurants' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         Deferred Rent

         The leases on various facilities include certain rent relief and scheduled increasing monthly payments thereafter. In accordance with generally accepted accounting principles, the Company has accounted for the lease to provide for even charges to operations over the life of the lease.

         Segment Reporting

         The Company accounts for segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services (see Note 14).

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1998

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Comprehensive Income

         For the year ended December 29, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

         SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

         SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         Reclassifications

         Certain amounts in the 1997 financial statements have been reclassified to conform with the current year presentation.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1998

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Net Loss Per Share

         In 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share are the same.

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                          GALVESTON'S STEAKHOUSE CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 29, 1998

-------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 29, 1998 consisted of the following:

             Land                                                  $ 11,832,771
             Buildings and improvements                              25,949,066
             Furniture, fixtures, and equipment                       5,590,789
             Leased property under capital leases                     9,985,803
                                                                   ------------
                                                                     53,358,429
             Less accumulated depreciation and amortization           3,527,632
                                                                   ------------
                                                                     49,830,797
             Small kitchenwares                                       2,269,326
                                                                   ------------
                Total                                              $ 52,100,123
                                                                   ============

NOTE 4 - INTANGIBLES

         Intangibles at December 29, 1998 consisted of the following:

             Goodwill                                                 $ 313,000
             Covenants not to compete                                    75,000
             Franchise contract                                         145,000
             Other                                                       70,000
                                                                   ------------

                                                                        603,000
             Less accumulated amortization                              119,080
                                                                   ------------
                Total                                              $    483,920
                                                                   ============


NOTE 5 - NOTE RECEIVABLE

         In order to obtain a letter of credit required by one of the Company's lessors, the Company was required to place a $500,000 deposit with the issuer of the letter of credit. The Company in turn was able to secure its deposit with the issuer of the letter of credit with a non-negotiable promissory note that bears no interest.

NOTE 6 - LONG-TERM DEBT

         As of December 29, 1998, long-term debt consisted of the following:

                  Convertible debt (see Note 9).                                    $    1,100,000

                  Secured exchangeable notes (see Note 8).                               2,000,000

                  10.39% mortgage loan collateralized by the majority of the
                      Company's property and equipment, due in monthly
                      installments of principal and interest through September
                      2011 (see Note 7). The Company is currently in default on
                      this obligation.                                                  20,431,383

                  Prime (7.75% at December 29, 1998), plus 1.25% revolving
                      credit line collateralized by substantially all of the
                      tangible assets and accounts receivable of PBF (see Note 7).       1,646,369

                  Notes payable to 1997 private placement investors. Principal and accrued interest at 8%. Additionally, for each $25,000 note, these investors received 2,698 shares of the
                      Company's common stock.                                               15,000

                  Note payable to the former owner in the amount of $870,000, bearing interest at 8% per annum. Monthly principal and
                      interest payments of $10,912 are due from February 19,
                      1998 through July 19, 2001, with the remaining principal
                      balance due via a balloon payment on August 19, 2001.                844,096

                  Note payable in the amount of $600,000 bearing interest at
                      6.9% per annum from the original note date (December 21,
                      1998). The note has been executed and delivered pursuant
                      to and in accordance with the terms and conditions of the
                      business combination described in Note 13. The principal
                      amount of the note shall be due in one installment on
                      December 21, 1999. Interest on the principal balance of
                      this note shall be due and payable quarterly.                        600,000

                  Note payable, dated December 21, 1998, due in one year,
                      bearing no interest. The note requires the Company to
                      issue 50,000 shares of common stock upon maturity of the
                      note. 80% of the proceeds on unearned shares (up to a
                      maximum of 25,000 shares) are to be returned to the
                      Company upon early payment of the note.                              250,000


                  Note payable, dated December 21, 1998, due in one year,
                      bearing no interest. The note requires the Company to
                      issue 20,000 shares of common stock upon maturity of the
                      note. 80% of the proceeds on unearned shares are to be
                      returned to the Company upon early payment of the note.          $   100,000

                  Note payable, dated March 1, 1997, bearing interest at 11.25%
                      per annum with an original principal of $125,373 and
                      maturing on May 1, 2000. The note requires monthly
                      payments of $4,063 and is secured by the assets of
                      two restaurants.                                                      53,943

                  Note payable, dated March 1, 1997, bearing interest at 11.25%
                      per annum with an original principal of $230,997 and
                      maturing on May 1, 2000. The note requires monthly
                      payments of $3,895 and is secured by the assets of
                      two restaurants.                                                     188,746

                  Unsecured note payable, dated December 1, 1998, bearing no interest with an original principal of $131,249 and
                      maturing on February 28, 2000.                                        61,176

                                                                                        27,290,713

                  Less current portion                                                  23,280,008
                                                                                       -----------
                           Long-term portion                                           $ 4,010,705
                                                                                       ===========

         The maturities of long-term debt for the years succeeding December 29, 1998, are as follows:

                  Year Ending
                    December
                   ----------
                      1999                     $23,280,008
                      2000                         388,497
                      2001                       1,230,944
                      2002                         130,944
                      2003                       2,130,944
                      Thereafter                   129,376
                                               -----------
                           Total               $27,290,713
                                               ===========

NOTE 7 - LINE OF CREDIT AND SECURED FINANCING

         On December 21, 1998, PBF entered into a $6,000,000 revolving line of credit (the "Revolver") with a financing company. The Revolver bears interest at prime, plus 1.25%. Borrowings and required payments under the Revolver are based upon a formula utilizing accounts receivable and inventories. The revolver is collateralized by substantially all of PBF's tangible property and accounts receivable. The Parent ("GSC") has also pledged as additional collateral a $250,000 certificate of deposit. The Revolver was used to pay down accounts payable and advance funds to Parent and for working capital requirements. The terms of the Revolver include specific financial covenants, restrictions on loans to Parent and other affiliates, and maintenance of a specified level of tangible net worth. The Company was in compliance with these covenants at December 29, 1998.

         On August 30, 1997, PSR entered into a $22,624,000 secured mortgage financing (the "Mortgage") with a financing company. Paragon Steakhouse Restaurants, Inc. and one of its subsidiaries, Paragon of Michigan, Inc., are liable for the repayment of such financing. The Mortgage bears interest at 10.39% and is payable in 180 equal installments of principal and interest, with the final installment due in September 2011. In 1997, the Company prepaid $626,779 of the mortgage, reducing the original monthly payments of $248,545 to $241,470. The prepayment was funded from the sale of a portion of the security. The Mortgage is secured by substantially all of PSR's owned land, buildings, and the improvements thereon. The Mortgage proceeds were used to refinance existing debt, finance restaurant remodels, and pay fees and expenses associated with the Mortgage. The terms of the Mortgage include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. On April 30, 1997 and on May 28, 1997, the mortgage agreement was amended primarily to modify the loan covenants. As of December 29, 1998, the Company is not in compliance with certain financial ratio loan covenants and therefore has reclassified the entire loan balance as current.

NOTE 8 - SECURED EXCHANGEABLE NOTES

         On September 29, 1998, the Company issued a secured exchangeable note of $650,000 that provides warrants for the purchase of outstanding shares of the Company's common stock at any time during the period commencing on the date of the note through September 23, 2003 at an exercise price per share equal to $6. The warrants may be exercised whole or in part. Interest on the note at 14.75% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note shall increase by 2.25% every 360 days, up to a maximum of 25%. The note may also be exchanged for the Company's common stock at an exchange price equal to a predetermined formula.

         On December 21, 1998, the Company issued a secured exchangeable note of $1,350,000 that provides warrants for the purchase of outstanding shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28125. The warrants may be exercised whole or in part. Interest on the note at 12% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note shall increase by 2.25% every 360 days, up to a maximum of 25%. The note may also be exchanged for the Company's common stock at an exchange price equal to a predetermined formula.

NOTE 9 - CONVERTIBLE DEBT

         The Company issued convertible debt, as summarized below, payable to various individuals, which is convertible at the option of the holder to the Company's common stock. Interest at 6% per annum is payable on a quarterly basis. If the note holders elect to covert their debt to common stock, the conversion price for each share shall equal 85% of the average closing price of the Company's common stock for the five days preceding the conversion date. The debt was convertible to an aggregate of approximately 167,000 shares of common stock at December 29, 1998.

         The Company had convertible debt in the amount of $92,000 at December 30, 1997, payable to various individuals, which converted to the Company's common stock upon the successful completion of the Company's initial public offering ("IPO"). All note holders elected to convert their debt to equity. The note holders received 55,200 shares of the Company's common stock. Consequently, the note holders received common stock worth $276,000 in the aggregate. The Company recorded the difference between the note amount of $92,000 and the conversion amount of $276,000 as interest expense upon the closing date of the IPO and the conversion of the debt to common stock.

         The terms associated with each series and the related amounts raised and converted during the years ended December 29, 1998 and December 30, 1997 are as follows:

                                                 Outstanding                                        Outstanding
                                                   as of           Raised          Converted            as of
                                                December 30,        During           During         December 29,
                                                    1997             1998              1998             1998
                                               ---------------  ----------------  ---------------  ----------------
                  Non-interest-bearing
                    notes a                    $        92,000  $              -  $        92,000  $              -
                  6% notes b                                 -           100,000                -           100,000
                  6% notes c                                 -           600,000                -           600,000
                  6% notes d                                 -           400,000                -           400,000
                                               ---------------  ----------------  ---------------  ----------------

                      Total                    $        92,000  $      1,100,000  $        92,000  $      1,100,000
                                               ===============  ================  ===============  ================

                  a Converted on March 5, 1998.
                  b Due July 23, 2001.
                  c Due July 3, 2001.
                  d Due July 15, 2001.

         In accordance with generally accepted accounting principles, the discount on the conversion feature of the above notes, arising from the 85% conversion feature, is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible. In connection with the issuance of the above notes, the Company recorded interest expense in the amount of $194,117 in the accompanying statement of operations for the year ended December 29, 1998.

NOTE 10 - STOCKHOLDERS' EQUITY

         Preferred Stock

         On June 3, 1996, the Company issued 1,000,000 shares of convertible preferred stock (Series B) to the Chairman of the Board and Chief Executive Officer of the Company for services rendered. The preferred stock has a par value of $0.001 per share and carries rights to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock is convertible into the Company's common stock on a one-for-one basis at the option of the holder at the earlier of eight years following the closing date of the Company's IPO or when the Company's annual net income equals or exceeds $3,500,000. Upon conversion, the holder of the preferred stock will be required to pay to the Company, in cash, a conversion price (the "Conversion Price") per share equal to 150% of the IPO price of the Company's common stock.

         The preferred stock carries no dividends prior to the second anniversary of the closing date of the proposed IPO, but thereafter, if the above conversion test is satisfied, the preferred stock will participate in any dividends declared on the Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Company prior to the second anniversary of the closing date of the proposed IPO, or subsequent to the IPO if annual net profits of $3,500,000 have not been achieved, the holder of the preferred stock would be entitled to the par value of $0.001 per share, or $1,000 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Company subsequent to the Company's achieving $3,500,000 in annual net profits, the holder of the preferred stock would be entitled to share with the holders of the Company's common stock, the assets of the Company, on an as converted basis.

         Common Stock

         During the year ended December 29, 1998, the Company completed an IPO of its common stock. In connection with the IPO, the Company issued 1,250,000 shares of its $0.01 par value common stock at $5.00 per share for total proceeds of $6,500,000. Stock issuance costs incurred related to the IPO were $2,532,603.

         During the year ended December 29, 1998, the Company negotiated the conversion of certain promissory notes aggregating to $1,112,500 to 278,125 shares of the Company's common stock. The conversion rate of the debt was provided at a discount for the debt holders in order to elicit their conversion. The conversion resulted in a loss on debt extinguishment of $278,125, which represents the difference between the carrying value of the debt extinguishment and the fair market value of the securities issued to extinguish the debt.

NOTE 11 - STOCK-BASED COMPENSATION

         Issuance of Common Stock

         During the year ended December 30, 1997, the Company issued 24,950 shares of common stock (of which 5,618 shares were issued to officers) in exchange for services rendered valued at $124,730.

         Omnibus Stock Option Plan

         In January 1997, the Board of Directors approved the adoption of an Omnibus Stock Plan (the "Plan"). The Plan is intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. There are 400,000 options available for grant under the Plan. Options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options may be exercisable less than six months from the date of grant. The exercise price of options granted under the Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company's common stock on the date of grant.

         On August 19, 1998, the Company granted options to purchase an aggregate of 400,000 shares of the Company's common stock. The options were granted under the Plan and are exercisable at prices between $3.125 and $3.438 per share. During the year ended December 29, 1998, one employee was terminated, and in accordance with the Plan, options to purchase 65,000 shares of stock expired upon termination.

         Other Stock Options Issued Outside of the Plan

         During the year ended December 29, 1998, the Company issued options to one employee of the Company to purchase 75,000 shares of common stock. The options were issued outside of any formal plan and vest ratably over five years. The options are exercisable at $4.96 per share and approximated the fair value of the Company's common stock at the issuance date. As such, no compensation expense has been recognized on the Company's financial statements.

         Stock Options

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 29, 1998 and December 30, 1997:


                                                                                      1998               1997
                                                                                ---------------    ----------------
                  Net loss
                      As reported                                               $    (2,961,728)   $     (1,077,967)
                      Pro forma                                                 $    (3,026,783)   $     (1,095,691)
                  Basic loss per common share
                      As reported                                               $         (1.39)   $          (1.36)
                      Pro forma                                                 $         (1.42)   $          (1.39)

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

         A summary of the Company's stock option plans and changes in outstanding options for the years ended December 29, 1998 and December 30, 1997 are as follows:

                                                     Omnibus Stock Plan                     Outside of Plan
                                               ---------------------------------   ---------------------------------
                                                                  Weighted-                          Weighted-
                                                    Shares         Average             Shares         Average
                                                     Under         Exercise             Under         Exercise
                                                    Option            Price            Option            Price
                                                -------------   ----------------   --------------  ------------------

                  Outstanding at December
                    30, 1997                                 -  $              -          225,000  $           1.77
                      Granted                          400,000  $           3.15           75,000  $           4.96
                      Expired                          (65,000) $          3.125                -  $              -
                                               ---------------                    ---------------

                  Outstanding at
                    December 29, 1998                  335,000  $          3.155          300,000  $           2.57
                                               ===============                    ===============

                  Exercisable at
                    December 29, 1998                        -  $              -          182,000  $           1.01
                                               ===============                    ===============

         As of December 29, 1998, all outstanding options granted outside of the Plan have a remaining life of approximately 9.67 years.

         Warrants

         A summary of the Company's outstanding warrants and activity for the years ended December 29, 1998 and December 30, 1997 are as follows:

                                                                                                      Weighted-
                                                                                       Shares          Average
                                                                                        Under          Exercise
                                                                                       Warrant           Price
                                                                                     -----------   ----------------
                  Outstanding at December 30, 1997                                              -  $              -
                      Granted                                                             261,218  $           5.35
                                                                                  ---------------

                           Outstanding at December 29, 1998                               261,218  $           5.35
                                                                                  ===============

                           Exercisable at December 29, 1998                               261,218  $           5.35
                                                                                  ===============


         The following table summarizes information about warrants outstanding at December 29, 1998:

                                                                                           Weighted-
                                                                                            Average
                                               Warrants              Warrants              Remaining
                    Exercise Price          Outstanding            Exercisable          Contractual Life
                  --------------------    -----------------     ------------------      ----------------
                  $               5.00                12,000                12,000             5 years
                  $               5.16                 6,303                 6,303             3 years
                  $               5.28                73,125                73,125             5 years
                  $               6.00               169,790               169,790             3 years
                                          ------------------    ------------------

                                                     261,218               261,218
                                          ==================    ==================


NOTE 12 - COMMITMENTS

         Leases

         The Company leases land and building sites for its restaurant operations. These leases have initial terms generally ranging from 20 to 35 years and, in certain instances, provide for renewal options ranging from five to 25 years. Certain of these leases require additional (contingent) rental payments by the Company if sales volumes at the related restaurants exceed specified levels. Most of these lease agreements require payments of taxes, insurance, and maintenance costs by the Company. The Company also leases restaurant and transportation equipment under operating and capital leases. Those leases have initial terms generally ranging from four to seven years and require a fixed monthly payment or, in the case of transportation equipment, additional payments on a per mile basis.

         For the years ended December 29, 1998 and December 30, 1997, rent expense was $347,772 and $192,974, respectively.

         Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 29, 1998 are as follows :

                  Year Ending                                                       Capital           Operating
                    December                                                         Leases             Leases
                   ----------                                                    -------------      ---------------
                      1999 $                                                          2,091,515     $     6,964,640
                      2000                                                            1,368,584           6,514,347
                      2001                                                              985,964           6,324,239
                      2002                                                              947,500           5,796,661
                      2003                                                              969,563           5,076,581
                      Thereafter                                                     13,614,904          35,887,369
                                                                                ---------------    ----------------

                  Total minimum lease payments                                       19,978,030    $     66,563,837
                                                                                                   ================
                  Less amount representing interest                                  10,549,229
                                                                                ---------------

                                                                                      9,428,801
                  Less current portion                                                1,140,676
                                                                                ---------------
                           Long-term lease obligations                          $     8,288,125
                                                                                ===============

         Self Insurance

         The Company has self-insured retention insurance programs for general liability, workers' compensation, and employee health plans with varying deductibles and certain maximum coverage under the Company's risk management program. Amounts estimated to be payable with respect to existing claims for which the Company is liable under its self-insured retention have been accrued as liabilities. The Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits have been recorded in the other asset section of the balance sheet as "cash
         - restricted under collateral agreements." Estimated liabilities related to self insurance were $2,507,991 at December 29, 1998 and are recorded in the accompanying balance sheet.

         Other

         At December 29, 1998, the Company had outstanding commitments to purchase inventory of approximately $3,100,000. The inventory purchase commitments approximate market value.

         The Company is also contingently liable on operating leases of property sold to third parties. The future minimum lease payments on these properties aggregate $3,083,552 through December 2009.

         Employment Agreements

         The Company has entered into two, four-year employment agreements, expiring June 3, 2000, with officers of the Company. Aggregate annual payments required under the agreement were $50,000 and $45,000 and increased to $100,000 and $80,000, respectively, at the close of the Company's IPO.

         On December 15, 1998, the Company entered into a five-year employment agreement with an executive of the Company. The agreement requires annual gross salary payments of $80,000 and may be terminated without cause. However, in the event the agreement is terminated, the Company is obligated to pay six months' salary to the executive.

         Litigation

         The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

         Settlement

         The Company has established a reserve in the amount of $1,313,000 for a settlement agreement with another company. The settlement, dated January 22, 1999, requires the Company to assign its leasehold interests in three restaurants. The reserve represents the value of leasehold improvements and other equipment at these locations.

NOTE 13 - BUSINESS COMBINATION

         On December 21, 1998, the Company acquired all of the outstanding shares of Paragon Steakhouse Restaurants, Inc., a company engaged in the business of restaurant and food services, in exchange for cash and notes payable. The total acquisition cost was $3,846,215. There was no excess of total acquisition cost over fair value of the net assets associated with the acquisition. As such, no goodwill has been recorded on the records of the Company for this transaction.

         The acquisition has been accounted for as a purchase, and the results of operations of PSR since the date of acquisition (December 21, 1998) are included in the consolidated financial statements.

         A summary of the assets purchased in the business combination is as follows:

                  Working capital deficit                       $(40,428,669)
                  Property and equipment                          50,715,926
                  Other assets                                     2,248,352
                  Other liabilities                               (8,689,394)
                                                               -------------
                  Total price                                      3,846,215
                  Cash acquired                                   (1,191,519)

                      Purchase price, net of cash acquired      $  2,654,696
                                                                ============

         The following are the unaudited pro forma consolidated results of operations for the years ended December 29, 1998 and December 30, 1997 as though Paragon Steakhouse Restaurants, Inc. had been acquired as of January 1, 1997:

                                                                       1998            1997
                                                                  --------------   -------------
                  Net sales                                        $ 173,477,000   $ 179,008,000
                  Net loss                                         $  (6,187,000)  $ (39,145,000)
                  Basic and diluted loss per share                 $       (2.90)  $      (49.52)

NOTE 14 - SEGMENT INFORMATION

         The Company has three business units which have separate management and reporting infra-structures that offer different products and services. The business units have been aggregated into two reportable segments (restaurant services and food service distribution) since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units - Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants - that operate specialty restaurants around the country. The food service distribution segment performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside the Company's internal operations.

         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the year ended December 29, 1998:

                                                                                       Food
                                                                  Restaurant          Service
                                                                     Service        Distribution          Total
                                                                ----------------   ---------------   ----------------
                  Segment sales                                 $      5,601,800   $       917,621   $      6,519,421
                  Segment loss from operations                  $     (1,259,603)  $      (602,490)  $     (1,861,838)
                  Segment total assets                          $     58,084,129   $     9,939,257   $     68,023,386

         During the year ended December 30, 1997, the Company operated only the restaurant service segment.

NOTE 15 - INCOME TAXES

         Significant components of the provision for taxes based on income for the years ended December 29, 1998 and December 30, 1997 are as follows:

                                                      1998               1997
                                                    --------          --------
              Current
                  Federal                            $     -          $      -
                  State                                6,044                 -
                                                    --------          --------
                                                       6,044                 -
                                                    --------          --------
              Deferred
                  Federal                                  -                 -
                  State                                    -                 -
                                                    --------          --------
                                                           -                 -
                                                    --------          --------
                      Provision for income taxes    $  6,044          $      -
                                                    ========          ========

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 29, 1998 and December 30, 1997 is as follows:

                                                                                      1998               1997
                                                                                -------------      -------------
                  Income tax provision (benefit) computed at
                      federal statutory tax rate                                        34.0%               34.0%
                  State taxes, net of federal benefit                                    6.0                 6.0
                  Increase in valuation reserve and other                              (39.0)              (40.0)
                                                                                ------------       -------------
                           Total                                                         1.0%                -  %
                                                                                ============       =============

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes consisted of the following at December 29, 1998 and December 30, 1997:

                                                                                      1998               1997
                                                                                ---------------    ----------------
              Deferred tax assets
                  Net operating losses                                          $     6,378,000    $        745,000
                  Tax credit carryforwards                                            1,813,000                   -
                  Asset valuation reserves                                            5,751,000                   -
                  Property and equipment                                              1,627,000                   -
                  Other                                                               3,982,791                   -
                                                                                ---------------    ----------------
                      Total deferred tax assets                                      19,551,791             745,000
                                                                                ---------------    ----------------

              Deferred tax liabilities

                  Property and equipment                                               (208,000)                  -
                  Other                                                                (148,469)                  -
                                                                                ---------------    ----------------
                      Total deferred tax liabilities                                   (356,469)                  -
                                                                                ---------------    ----------------

                                                                                     19,195,322             745,000
              Valuation allowance                                                   (19,402,905)           (745,000)
                                                                                ---------------    ----------------
                           Net deferred tax liability                           $      (207,583)   $              -
                                                                                ===============    ================


         In February 1998, the Company raised gross proceeds of $6,250,000 in additional capital through a public offering. As a result of bringing in additional stockholders, there may be a substantial annual limitation on the use of net operating loss carryforwards for both federal and state tax purposes. In general, an ownership change occurs when the major stockholders, which includes groups of stockholders of the Company, have increased their ownership by more than 50 percentage points. If there has been an ownership change, section 382 of the Internal Revenue Code places a limitation on the amount of income that can be offset by net operating loss carryforwards. The section 382 limitation is the product of multiplying the Company's value (at the time of the ownership change) by the highest federal long-term tax-exempt rate for the month of the change or the two preceding months. The amount of the potential limitation, if any, is yet to be determined.

         The Company has remaining net operating loss carryforwards, after carrybacks, of approximately $16,800,000, expiring in 2018. The Company also has FICA tip tax credit carryforwards of $1,813,506 for income tax purposes that expire through 2011.

NOTE 16 - RELATED PARTY TRANSACTIONS

         During the year ended December 29, 1998, the Company advanced certain amounts to officers of the Company. These advances were subsequently distributed to the officers in the form of bonuses in the aggregate amount of $406,256.

         An officer has personally guaranteed the leases of two of the Company's California locations, as well as trade accounts payable with certain of the Company's vendors.

NOTE 17 - YEAR 2000 ISSUE

         The Company has conducted a review of its computer systems to dentify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue. The systems are currently not year 2000 compliant.

         The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management believes the cost of implementation will be immaterial to the Company.

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)

         In March 1999, the Company executed a five-year promissory note for $1,500,000 with a finance company. The note bears interest at 12.5% and is payable in monthly installments of $15,625. At maturity, all unpaid principal and interest are due and payable in full.

         Subsequent to the year ended December 29, 1998, the Company issued 181,000 shares of common stock for consulting services.