Form 10QSB
period 1999-03-23
GALVESTONS STEAKHOUSE CORP
filed 1999-05-10
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 23, 1999

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

                  10200 Willow Creek Road, San Diego, CA 92131
                    (Address of principal executive offices)

                                 (619) 689-2333
                           (Issuer's telephone number)

                 151 East Alessandro Blvd., Riverside, CA 92508
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 23, 1999: 2,609,325 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                  GALVESTON'S STEAKHOUSE CORP. AND SUBSIDIARIES

                                      Index

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at March 23, 1999         2-3

           Condensed Consolidated Statements of Operations for
           the twelve weeks ended March 23, 1999                            4

           Condensed Consolidated Statements of Cash Flows for
           the twelve weeks ended March 23, 1999                            5

           Notes to Condensed Consolidated Financial Statements           6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     8-11

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               13

Item 2.    Change in Securities                                            14

Item 3.    Defaults Upon Senior Securities                                 14

Item 4.    Submission of Matters to a Vote of Security Holders             14

Item 5.    Other Information                                               14

Item 6.    Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                 15

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                 GALVESTON'S STEAKHOUSE CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 23, 1999
                                  (unaudited)

ASSETS

Current assets
  Cash and cash equivalents                                                     $ 2,323,232
  Accounts receivables, net                                                       3,268,516
  Inventories                                                                     5,192,080
  Prepaid expenses and other current assets                                       3,814,019
                                                                          ------------------

Total current assets                                                             14,597,847

Property and equipment, net                                                      48,115,335
Intangible assets, net                                                              471,920
Other                                                                               983,193
Note receivable                                                                     500,000
Cash - restricted under collateral agreements                                     1,558,410
                                                                          ------------------

Total assets                                                                    $66,226,705
                                                                          ==================


                 GALVESTON'S STEAKHOUSE CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (continued)
                              AS OF MARCH 23, 1999
                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                                             $21,420,294
  Current portion of capital lease obligations                                    1,111,212
  Line of Credit                                                                  2,051,021
  Accounts payable                                                                7,892,154
  Accrued liabilities                                                            13,316,102
  Accrued payroll costs                                                           3,189,192
                                                                          ------------------

Total current liabilities                                                        48,979,975

Long-term debt, net of current portion                                            5,493,183
Capital lease obligations, net of current portion                                 8,012,247
Deferred rent                                                                     3,106,850
                                                                          ------------------

Total liabilities                                                                65,592,255

Commitments and contingencies

Stockholders' equity
Preferred stock, Series B, Convertible, $0.001 par value
  1,000,000 shares authorized
  1,000,000 shares issued and outstanding
                                                                                      1,000
Common stock, $0.01 par value
  10,000,000 shares authorized
  2,609,325 shares issued and outstanding
                                                                                     26,093
Additional paid-in capital                                                        7,185,609
Accumulated deficit                                                              (6,578,252)
                                                                          ------------------

Total stockholders' equity                                                          634,450
                                                                          ------------------

Total liabilities and stockholders' equity                                      $66,226,705
                                                                          ==================



                           See the accompanying notes

                 GALVESTON'S STEAKHOUSE CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              12 Weeks               12 Weeks
                                                                                Ended                  Ended
                                                                              March 23,              March 24,
                                                                                1999                   1998
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)

Revenues                                                                        $40,376,282             $  386,261

Cost of sales
Food and beverage                                                                18,255,341                113,093
Payroll and payroll related costs                                                11,666,462                128,061
Direct operating costs                                                            7,483,657                125,463
Depreciation and amortization                                                     1,181,853                 32,720
                                                                          ------------------     ------------------

Total cost of sales                                                              38,587,313                399,337

Gross profit (loss)                                                               1,788,969                (13,076)

General and administrative expenses                                               2,492,661                108,601
                                                                          ------------------     ------------------

Loss before other income (expense)                                                 (703,692)              (121,677)

Other income (expense)
Interest income
                                                                                     20,269                      -
Interest and financing costs                                                       (870,866)              (104,164)
                                                                          ------------------     ------------------

Total other income (expense)                                                       (850,597)              (104,164)

Loss before provision for income taxes                                           (1,554,289)              (225,841)

Provision for income taxes
                                                                                     41,716                      -
                                                                          ------------------     ------------------

Net loss                                                                      $  (1,596,005)            $ (225,841)
                                                                          ==================     ==================

Basic and diluted loss per share                                                 $    (0.65)             $   (0.16)
                                                                          ==================     ==================

Weighted-average shares outstanding                                               2,441,254              1,393,451
                                                                          ==================     ==================



                           See the accompanying notes

                 GALVESTON'S STEAKHOUSE CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   12 Weeks               12 Weeks
                                                                    Ended                   Ended
                                                                   March 23,               March 24,
                                                                     1999                    1998
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)

Cash flows from operating activities
 Net loss                                                           $ (1,596,005)             $ (225,841)
 Adjustments to reconcile net loss to net cash
   used in operating activities
 Depreciation and amortization                                         1,181,853                  32,720
 Issuance of common stock in exchange for services
   Rendered                                                              678,750                       -
 (Increase) decrease in operating assets                                 911,821                (216,368)
 Increase (decrease) in operating liabilities                           (358,460)                126,494
                                                            ---------------------   ---------------------
 Net cash provided by (used in) operating activities                     817,959                (282,995)

Cash flows from investing activities
 Purchases of furniture and equipment                                   (220,341)                      -
 Deposit on future acquisitions                                                                 (518,325)
                                                                               -
 Change in restricted cash                                               (26,981)                      -
 Other                                                                  (370,989)                 (3,803)
                                                            ---------------------   ---------------------
Net cash used in investing activities                                   (618,311)               (522,128)

Cash flows from financing activities
 Proceeds from issuance of notes payable                               1,500,000                       -
 Net change in line of credit                                            404,652                       -
 Repayment of notes payable and capital leases                          (536,209)               (574,500)
 Proceeds from issuance of common stock                                        -               4,422,170
 Other                                                                         -                (137,493)
                                                            ---------------------   ---------------------
Net cash provided by financing activities                              1,368,443               3,710,177
                                                            ---------------------   ---------------------
Net increase in cash and cash equivalents                              1,568,091               2,905,054
Cash and cash equivalents, beginning of period                           755,141                  64,726
                                                            ---------------------   ---------------------
Cash and cash equivalents, end of period                             $ 2,323,232             $ 2,969,780
                                                            =====================   =====================



                           See the accompanying notes

                  GALVESTON'S STEAKHOUSE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the twelve week period ended March 23, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These consolidated financial statements should be read in conjunction with the 1998 financial statements.

On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants. The accompanying consolidated statement of operations for the twelve week period ended March 23, 1999 reflects a twenty-fold increase in the number of restaurants being operated by the Company, therefore, revenues, cost of sales and operating expenses are substantially higher than the corresponding revenues, cost of sales and operating expenses reported for the twelve week period ended March 24, 1998.


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

                  GALVESTON'S STEAKHOUSE CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 1999, the Company issued 181,000 shares of common stock for consulting services and recognized consulting expense of $678,750.

NOTE 4 - NOTES PAYABLE

In March 1999, the Company executed a five-year promissory note for $1,500,000 with a finance company. The note bears interest at 12.5% and is payable in monthly principal and interest payments of $15,625. At maturity, all unpaid principal and interest are due and payable in full.

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of March 23, 1999, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.


NOTE 5 - CONTINGENCIES

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

On January 22, 1999, the Company entered into a settlement agreement that required it to assign its leasehold interests in three restaurants. The Company had previously established a reserve in anticipation of this settlement which represented the value of leasehold improvements and other equipment at these locations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 29, 1998. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

The Company currently operates 74 full-service steakhouse restaurants located in 11 states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse, Texas Loosey's and Galveston's.

On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants.

The Company believes that its restaurants are well positioned in a high-quality, moderately priced segment of the restaurant industry. With the acquisition of Paragon's Carvers restaurants, the Company has entered the upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. The Company plans to expand the number of restaurants it owns either by building new restaurants or converting existing restaurants acquired from others. The Company believes that the location of each restaurant is critical to its long-term success.

Results of Operations

The following discussion of the results of operations include the operations of the restaurants purchased from Paragon and those previously owned by the Company. With a twenty-fold increase in the number of restaurants being operated by the Company, revenues, cost of sales and operating expenses have increased substantially.

Twelve Weeks Ended March 23, 1999 and March 24, 1998

                                              12 Weeks           12 Weeks
                                                Ended              Ended
                                              March 23,          March 24,       Percentage of Revenue
                                                                               --------------------------
                                                1999               1998            1999          1998
                                          ----------------   ---------------   ------------  ------------

Revenues                                     $ 40,376,282        $  386,261         100.0%        100.0%
                                          ----------------   ---------------   ------------  ------------
Food and beverage                              18,255,341           113,093          45.2%         29.3%
Payroll and payroll related costs              11,666,462           128,061          28.9%         33.2%
Direct operating costs                          7,483,657           125,463          18.5%         32.5%
Depreciation and amortization                   1,181,853            32,720           2.9%          8.5%
                                          ----------------   ---------------   ------------  ------------
Gross profit (loss)                             1,788,969           (13,076)          4.4%         -3.4%
General and administrative                      2,492,661           108,601           6.2%         28.1%
                                          ----------------   ---------------   ------------  ------------
Loss before other income (expense)               (703,692)         (121,677)         -1.7%        -31.5%
Total other income (expense)                     (850,597)         (104,164)         -2.1%        -27.0%
                                          ----------------   ---------------   ------------  ------------
Loss before provision for income taxes         (1,554,289)         (225,841)         -3.8%        -58.5%
Provision for income taxes                         41,716                 -           0.1%          0.0%
                                          ================   ===============   ============  ============
Net loss                                     $ (1,596,005)       $ (225,841)         -4.0%        -58.5%
                                          ================   ===============   ============  ============

Revenues for the twelve week period ended March 23, 1999 increased $39,990,021 or 10,353% from $386,261 for the twelve week period ended March 24, 1998 to $40,376,282 for the same period in 1999. The increase is almost entirely attributable to the acquisition of Paragon. Revenue from the Company's original restaurants was $363,568 for the twelve week period ended March 23, 1999.

Food and beverage costs for the twelve week period ended March 23, 1999 increased $18,142,248 or 16,042% from $113,093 for the twelve week period ended March 24, 1998 to $18,255,341 for the same period in 1999. Food and beverage costs as a percentage of restaurant revenues was 29.3% for the twelve week period ended March 24, 1998 compared to 34.1% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 90.2% of its food distribution revenues for the twelve week period ended March 23, 1999. The total food and beverage cost for the twelve week period ended March 23, 1999 as a percentage of total revenue was 45.2%, which includes the restaurants and the food distribution subsidiary.

Payroll and payroll related costs for the twelve week period ended March 23, 1999 increased $11,538,401 or 9,010% from $128,061 for the twelve week period ended March 24, 1998 to $11,666,462 for the same period in 1999. Payroll and payroll related costs as a percentage of revenues were 33.2% for the twelve week period ended March 24, 1998 compared to 28.9% for the same period in 1999. The decrease is principally due to the acquisition of Paragon whose payroll costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve week period ended March 23, 1999 increased $7,358,194 or 5,865% from $125,463 for the twelve week period ended March 24, 1998 to $7,483,657 for the same period in 1999. These costs as a percentage of restaurant revenues were 32.5% for the twelve week period ended March 24, 1998 compared to 18.5% for the same period in 1999. The decrease is principally due to the acquisition of Paragon whose direct operating costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Depreciation and amortization for the twelve week period ended March 23, 1999 increased $1,149,133 or 3,512% from $32,720 for the twelve week period ended March 24, 1998 to $1,181,853 for the same period in 1999. The increase is principally due to the acquisition of Paragon, which significantly increased the depreciable assets owned by the Company.

General and administrative expenses for the twelve week period ended March 23, 1999 increased $2,384,060 or 2,195% from $108,601 for the twelve week period ended March 24, 1998 to $2,492,661 for the same period in 1999. General and administrative expenses as a percentage of restaurant revenues was 28.1% for the twelve week period ended March 24, 1998 compared to 6.2% for the same period in 1999. This increase in the dollar amount of general and administrative expenses is principally due to the acquisition of Paragon and the issuance of 181,000 shares of common stock to consultants valued at $678,750.

Other income (expense) for the twelve week period ended March 23, 1999 increased $746,433 or 717% from ($104,164) for the twelve week period ended March 24, 1998 to ($850,597) for the same period in 1998. The increase is principally due to an increase in outstanding indebtedness which was assumed in connection with the acquisition of Paragon.


Liquidity and Capital Resources

In addition to the approximately $9 million raised by the Company in 1998 in equity and debt financing, the Company raised $1.5 million by issuing a promissory note in March 1999. A significant portion of the equity and debt financing raised in 1998 was used to pay the purchase price and related transaction costs associated with the acquisition of Paragon and to a lesser degree to fund the Company's operating loss.

The Company has a cash and cash equivalents balance of $2,323,232 at March 23, 1999. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company is currently in the process of obtaining additional financing to repay an approximate $20 million loan that is collateralized by 19 restaurants owned by the Company. The Company is currently in default with respect to certain loan covenants associated with this loan. The Company is negotiating a sale-leaseback transaction that will provide the Company enough money to repay the existing debt on the 19 restaurants and provide favorable lease rates for a substantial period of time.

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

First, the Company's current accounting and restaurant management systems, principally those acquired with the acquisition of Paragon has been determined not to be Year 2000 compliant. The Company is in the process of selecting a new accounting and restaurant management system that will be Year 2000 compliant. The software being considered by the Company is not expected to require significant programming changes to meet the Company's needs. The Company estimates the cost of a new accounting and restaurant management system to be $250,000. If the Company is unable to convert to the new software in a timely manner, the impact could be material to the Company's financial position and results of operations. The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company is also contacting critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable. The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it cannot be certain its judgment regarding Year 2000 is correct. In the event that the Company or its suppliers experience a Year 2000 software failure such a failure could have a material adverse impact on the Company's business, financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business, financial condition and results of operations.

Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On or about May 7, 1998, J.W.Childs Equity Partners, L.P. ("Childs") filed a lawsuit in the State of Delaware entitled J.W. Childs Equity Partners, L.P. v. Paragon Steakhouse Restaurants, Inc. et. al., C.A. No. 16371 (Del. Ch.)(the "Action"). In the Action, Childs claims that it entered into a letter agreement with Paragon Steakhouse Restaurants, Inc., a Delaware corporation ("Paragon") and wholly owned subsidiary of Galveston's Steakhouse Corp. ("Galveston's"), Kyotaru U.S.A., Inc., and Kyotaru Co., Ltd. (Kyotaru U.S.A., Inc. and Kyotaru Co., Ltd. are collectively referred to herein as ("Kyotaru") pursuant to which Childs or its subsidiary would acquire the operating assets of certain restaurants owned and operated by Paragon. Childs further claims that Paragon and Kyotaru materially breached the letter agreement by (i) failing to negotiate in good faith to reach agreement as to the terms of a definitive purchase agreement and related documents, (ii) intering into negotiations with a third-party purchaser concerning the possible sale of Paragon's assets or stock, and (iii) failing to give notice to Childs of the discussions with the potential third-party purchaser. In the Action, Childs seeks the remedy of specific performance, or, in the alternative, monetary damages.

On November 6, 1998 the Delaware Court of Chancery dismissed with predjudice Childs' claim for specific performance, finding that the letter agreement cited by Childs "is not a contract to sell property." Childs has appealed the Court's decision.

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

Item 2.    Change in Securities

           None

Item 3.    Defaults Upon Senior Securities


As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of March 23, 1999, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1  -  Financial Data Schedule

(b)      Reports on Form 8-K

A Report on Form 8-K was filed by the Company on January 5, 1999 reporting the consummation of the Company's acquisition of Paragon. On February 9, 1999 the Company filed Amendment No. 1 to the Report on Form 8-K. The Amendment amended Item 7(a) to provide the financial statements of Paragon and Item 7(b) to provide the required pro forma financial information relating to the acquisition of Paragon.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               GALVESTON'S STEAKHOUSE CORP.


                                               By:    /s/ Hiram J. Woo
                                               ------------------------------
                                                      Hiram J. Woo
                                               Chief Financial and Principal
                                               Accounting Officer, President,
                                               and Director


Date:  May 10, 1999