Form 10QSB
period 1999-06-15
GALVESTONS STEAKHOUSE CORP
filed 1999-08-06
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 15, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


       For the transition period from ________________ to _______________

                                    000-23739
                            (Commission file number)

                            STEAKHOUSE PARTNERS, INC.
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

                          GALVESTON'S STEAKHOUSE CORP.
                 151 EAST ALESSANDRO BLVD., RIVERSIDE, CA 92508
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 6, 1999 - 3,314,522 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at June 15, 1999           2-3

           Condensed Consolidated Statements of Operations for
           the twelve weeks ended June 15, 1999 and June 16, 1998           4

           Condensed Consolidated Statements of Operations for
           the twenty-four weeks ended June 15, 1999 and June 16, 1998      5

           Condensed Consolidated Statements of Cash Flows for
           the twenty-four weeks ended June 15, 1999 and June 16, 1998      6

           Notes to Condensed Consolidated Financial Statements            7-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-15

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                16

Item 2.    Change in Securities and Use of Proceeds                         16

Item 3.    Defaults Upon Senior Securities                                  16

Item 4.    Submission of Matters to a Vote of Security Holders              16

Item 5.    Other Information                                                16

Item 6.    Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                  17

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 15, 1999
(unaudited)

ASSETS

Current assets

  Cash and cash equivalents                                                      $2,569,091
  Accounts receivables, net                                                       3,113,745
  Inventories                                                                     5,270,448
  Prepaid expenses and other current assets                                       3,611,099
                                                                          ------------------

Total current assets                                                             14,564,383

Property and equipment, net                                                      47,165,937
Intangible assets, net                                                              460,752
Other                                                                             1,234,524
Note receivable                                                                     500,000
Cash - restricted under collateral agreements                                     1,585,358
                                                                          ------------------
Total assets                                                                    $65,510,954
                                                                          ==================


STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF JUNE 15, 1999
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

  Current portion of long-term debt                                             $20,765,972
  Current portion of capital lease obligations                                      885,885
  Line of Credit                                                                  2,155,953
  Accounts payable                                                                9,451,660
  Accrued liabilities                                                            10,932,534
  Accrued payroll costs                                                           3,606,818
                                                                          ------------------
Total current liabilities                                                        47,798,822

Long-term debt, net of current portion                                            6,166,405
Capital lease obligations, net of current portion                                 7,954,142
Deferred rent                                                                     3,164,528
                                                                          ------------------
Total liabilities                                                                65,083,897

Commitments and contingencies

Stockholders' equity

Preferred stock, Series B, Convertible, $0.001 par value
  1,000,000 shares authorized
  1,000,000 shares issued and outstanding                                             1,000
Common stock, $0.01 par value
  10,000,000 shares authorized
  2,973,143 shares issued and outstanding                                            29,731
Additional paid-in capital                                                        9,017,901
Accumulated deficit                                                             (8,621,575)
                                                                          ------------------
Total stockholders' equity                                                          427,057
                                                                          ------------------
Total liabilities and stockholders' equity                                      $65,510,954
                                                                          ==================








                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              12 WEEKS               12 WEEKS
                                                                                ENDED                  ENDED
                                                                              JUNE 15,               JUNE 16,
                                                                                1999                   1998
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)

Revenues                                                                        $37,866,137              $ 268,780

Cost of sales
Food and beverage                                                                17,623,603                 89,292
Payroll and payroll related costs                                                10,894,094                101,924
Direct operating costs                                                            6,935,258                106,401
Depreciation and amortization                                                     1,137,361                 32,721
                                                                          ------------------     ------------------

Total cost of sales                                                              36,590,316                330,338

Gross profit (loss)                                                               1,275,821               (61,558)

General and administrative expenses                                               2,097,057                354,912
                                                                          ------------------     ------------------

Loss before other income (expense)                                                (821,236)              (416,470)

Interest expense and financing costs, net                                         1,175,932                102,524
                                                                          ------------------     ------------------

Loss before provision for income taxes                                          (1,997,168)              (518,994)

Provision for income taxes                                                           46,155                      -
                                                                          ------------------     ------------------

Net loss                                                                       $(2,043,323)             $(518,994)
                                                                          ==================     ==================

Basic and diluted loss per share                                                  $  (0.78)              $  (0.22)
                                                                          ==================     ==================

Weighted-average shares outstanding                                               2,617,992              2,373,125
                                                                          ==================     ==================








                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              24 WEEKS               24 WEEKS
                                                                                ENDED                  ENDED
                                                                              JUNE 15,               JUNE 16,
                                                                                1999                   1998
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)

Revenues                                                                       $ 78,242,419              $ 655,041

Cost of sales
Food and beverage                                                                35,878,944                202,385
Payroll and payroll related costs                                                22,560,556                229,985
Direct operating costs                                                           14,418,915                231,864
Depreciation and amortization                                                     2,319,214                 65,441
                                                                          ------------------     ------------------

Total cost of sales                                                              75,177,629                729,675

Gross profit (loss)                                                               3,064,790               (74,634)

General and administrative expenses                                               4,589,718                463,513
                                                                          ------------------     ------------------

Loss before other income (expense)                                              (1,524,928)              (538,147)

Interest expense and financing costs, net                                         2,026,529                206,688
                                                                          ------------------     ------------------

Loss before provision for income taxes                                          (3,551,457)              (744,835)

Provision for income taxes                                                           87,871                      -
                                                                          ------------------     ------------------

Net loss                                                                      $ (3,639,328)             $(744,835)
                                                                          ==================     ==================

Basic and diluted loss per share                                                   $ (1.44)              $  (0.39)
                                                                          ==================     ==================

Weighted-average shares outstanding                                               2,529,623              1,885,994
                                                                          ==================     ==================








                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   24 WEEKS               24 WEEKS
                                                                    ENDED                   ENDED
                                                                   JUNE 15,               JUNE 16,
                                                                    1999                    1998
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)

Cash flows from operating activities

 Net loss                                                           $(3,639,328)             $ (744,835)
 Adjustments to reconcile net loss to net cash
   used in operating activities

 Depreciation and amortization                                         2,319,214                  65,441
 Issuance of common stock in exchange for services
   rendered                                                              678,750                       -
Issuance of common stock for additional
   Financing cost on notes payable                                             -                 100,000
 (Increase) decrease in operating assets                               1,191,144               (142,512)
 Increase (decrease) in operating liabilities                          (707,218)                (72,956)
                                                            ---------------------   ---------------------

 Net cash provided by (used in) operating activities                   (157,438)               (794,862)

Cash flows from investing activities

 Purchases of furniture and equipment                                  (397,136)                 (2,325)
 Deposit on future acquisitions                                                -             (1,388,550)
 Change in restricted cash                                              (53,929)
 Other                                                                 (319,511)                (10,431)
                                                            ---------------------   ---------------------

Net cash used in investing activities                                  (770,576)             (1,401,306)

Cash flows from financing activities

 Proceeds from issuance of notes payable                               1,500,000                       -
 Debt offering costs                                                   (302,809)                       -
 Net change in line of credit                                            509,584                       -
 Repayment of notes payable and capital leases                         (800,741)               (639,500)
 Proceeds from issuance of common stock                                2,001,000               4,264,242
 Equity offering costs                                                 (165,070)                       -
 Other
                                                            ---------------------   ---------------------

Net cash provided by financing activities                              2,741,964               3,624,742

                                                            ---------------------   ---------------------
Net increase in cash and cash equivalents                              1,813,950               1,428,574

Cash and cash equivalents, beginning of period                           755,141                  64,726
                                                            ---------------------   ---------------------

Cash and cash equivalents, end of period                             $ 2,569,091             $ 1,493,300
                                                            =====================   =====================




                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the twenty-four week period ended June 15, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These consolidated financial statements should be read in conjunction with the 1998 consolidated financial statements.

On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants. The accompanying consolidated statement of operations for the twenty-four week period ended June 15, 1999 reflects a twenty-fold increase in the number of restaurants being operated by the Company, therefore, revenues, cost of sales and operating expenses are substantially higher than the corresponding revenues, cost of sales and operating expenses reported for the twenty-four week period ended June 16, 1998.

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

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 1999, the Company issued 181,000 shares of common stock for consulting services and recognized consulting expense of $678,750. In addition, in June 1999, the Company issued 363,818 shares of common stock in two private placement offerings that resulted in gross proceeds to the Company of $2,001,000. Subsequent to the end of the second quarter reporting period, the Company issued 341,379 shares of its common stock in two private placement offerings in July, 1999 resulting in gross proceeds to the Company of $2,325,000.

NOTE 4 - NOTES PAYABLE

In March 1999, the Company executed a five-year promissory note for $1,500,000 with a finance company. The note bears interest at 12.5% and is payable in monthly principal and interest payments of $15,625. At maturity, all unpaid principal and interest are due and payable in full.

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of June 15, 1999, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.

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

The Company currently operates 73 full-service steakhouse restaurants located in 11 states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse, Texas Loosey's and Galveston's.

On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants.

The Company believes that its restaurants are well positioned in a high-quality, moderately priced segment of the restaurant industry. With the acquisition of Paragon's Carvers restaurants, the Company has entered the upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. The Company plans to expand the number of restaurants it owns either by building new restaurants, converting existing restaurants acquired from others or acquiring other steakhouse chains. The Company believes that the location of each restaurant is critical to its long-term success.

Since acquiring Paragon in December 1998, the Company has focused on reducing the general and administrative expenses. Prior to the acquisition, the general and administrative expenses related to the restaurants operated by Paragon was approximately $9 million annually. During the first fiscal quarter of 1999, the Company identified areas in which the general and administrative expenses could be reduced. During the second fiscal quarter of 1999, the Company began making the necessary changes to reduce the general and administrative expenses. To date, the Company has reduced general and administrative expenses by approximately $4.9 million on an annualized basis. The reduction in the general and administrative expenses in the financial statements is not expected until the third fiscal quarter of 1999 as many of the reductions involved the termination of employees who received severance and vacation pay during the second fiscal quarter of 1999. The Company expects to report a significant reduction in general and administrative expenses in the third and fourth fiscal quarters of 1999.

RESULTS OF OPERATIONS

The following discussion of the results of operations include the operations of the restaurants purchased from Paragon and those previously owned by the Company. With a twenty-fold increase in the number of restaurants being operated by the Company, revenues, cost of sales and operating expenses have increased substantially.

Twelve Weeks Ended June 15, 1999 and June 16, 1998

                                             12 WEEKS           12 WEEKS
                                               ENDED             ENDED
                                             JUNE 15,           JUNE 16,         PERCENTAGE OF REVENUE
                                          ----------------   ---------------   --------------------------
                                               1999               1998            1999          1998
                                          ----------------   ---------------   ------------  ------------

Revenues                                      $37,866,137          $268,780         100.0%        100.0%
                                          ----------------   ---------------   ------------  ------------
Food and beverage                              17,623,603            89,292          46.5%         33.2%
Payroll and payroll related costs              10,894,094           101,924          28.8%         37.9%
Direct operating costs                          6,935,258           106,401          18.3%         39.6%
Depreciation and amortization                   1,137,361            32,721           3.0%         12.2%
                                          ----------------   ---------------   ------------  ------------
Gross profit (loss)                             1,275,821          (61,558)           3.4%       (22.9%)
General and administrative                      2,097,057           354,912           5.5%        132.0%
                                          ----------------   ---------------   ------------  ------------
Loss before other income (expense)              (821,236)         (416,470)         (2.2%)      (154.9%)
Interest expense and financing costs,
net                                            1,175,932           102,524           3.1%         38.1%
                                          ----------------   ---------------   ------------  ------------
Loss before provision for income taxes        (1,997,168)         (518,994)         (5.3%)      (193.1%)
Provision for income taxes                         46,155                 -           0.1%             -
                                          ================   ===============   ============  ============
Net loss                                     $(2,043,323)        $(518,994)         (5.4%)      (193.1%)
                                          ================   ===============   ============  ============


Revenues for the twelve week period ended June 15, 1999 increased $37,597,357 or 13,988% from $268,780 for the twelve week period ended June 16, 1998 to $37,866,137 for the same period in 1999. The increase is almost entirely attributable to the acquisition of Paragon. Revenue from the Company's original restaurants was $635,280 for the twelve-week period ended June 15, 1999. Gross revenue for the restaurants purchased in the Paragon acquisition increased by 3.6% for the twelve week period ended June 15, 1999 compared to the gross revenue for comparable restaurants for the same twelve week period ended June 16, 1998.

Food and beverage costs for the twelve week period ended June 15, 1999 increased $17,534,311 or 19,637% from $89,292 for the twelve week period ended June 16, 1998 to $17,623,603 for the same period in 1999. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 33.2% for the twelve week period ended June 16, 1998 compared to 35.9% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 90.2% of the food distribution revenue for the twelve-week period ended June 15, 1999. The total food and beverage cost as a percentage of total revenue was 46.5% , which includes the restaurants and the food distribution subsidiary. The increase in the food and beverage costs at the restaurant level was principally a result of higher meat costs for the twelve-week period in 1999.

Payroll and payroll related costs for the twelve week period ended June 15, 1999 increased $10,792,170 or 10,588% from $101,924 for the twelve week period ended June 16, 1998 to $10,894,094 for the same period in 1999. Payroll and payroll related costs as a percentage of revenues were 37.9% for the twelve week period ended June 16, 1998 compared to 28.8% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 34.8% of restaurant revenues. The decrease is principally due to the acquisition of Paragon whose payroll costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve week period ended June 15, 1999 increased $6,828,857 or 6,418% from $106,401 for the twelve week period ended June 16, 1998 to $6,935,258 for the same period in 1999. These costs as a percentage of restaurant revenues were 39.6% for the twelve week period ended June 16, 1998 compared to 18.3% for the same period in 1999. The decrease is principally due to the acquisition of Paragon whose direct operating costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Depreciation and amortization for the twelve week period ended June 15, 1999 increased $1,104,640 or 3,376% from $32,721 for the twelve week period ended June 16, 1998 to $1,137,361 for the same period in 1999. The increase is principally due to the acquisition of Paragon, which significantly increased the depreciable assets owned by the Company.

General and administrative expenses for the twelve week period ended June 15, 1999 increased $1,742,145 or 491% from $354,912 for the twelve week period ended June 16, 1998 to $2,097,057 for the same period in 1999. General and administrative expenses as a percentage of restaurant revenues was 132.0% for the twelve week period ended June 16, 1998 compared to 5.5% for the same period in 1999. This increase in the dollar amount of general and administrative expenses is principally due to the acquisition of Paragon and higher professional fees. The Company is in the process of significantly reducing its general and administrative expenses. Of the $2,097,057 of general and administrative expense incurred during the twelve-week period ended June 15, 1999, $1,375,800 represents amounts incurred that have subsequently been eliminated and will not be recurring expenses of the Company. A majority of this amount represents salaries and benefits of employees who were terminated during the twelve-week period ended June 15, 1999. The Company expects to see a significant reduction in general and administrative expenses in the third and fourth quarters of 1999.

Interest expense and financing costs, net for the twelve week period ended June 15, 1999 increased $1,073,408 or 1,047% from $102,524 for the twelve week period ended June 16, 1998 to $1,175,932 for the same period in 1998. The increase is principally due to an increase in outstanding indebtedness, which was assumed in connection with the acquisition of Paragon and additional borrowings by the Company in the fall of 1998 and spring of 1999.

Twenty-four Weeks Ended June 15, 1999 and June 16, 1998

                                             24 WEEKS           24 WEEKS
                                               ENDED             ENDED
                                             JUNE 15,           JUNE 16,         PERCENTAGE OF REVENUE
                                          ----------------   ---------------   --------------------------
                                               1999               1998            1999          1998
                                          ----------------   ---------------   ------------  ------------
Revenues                                      $78,242,419          $655,041         100.0%        100.0%
                                          ----------------   ---------------   ------------  ------------
Food and beverage                              35,878,944           202,385          45.9%         30.9%
Payroll and payroll related costs              22,560,556           229,985          28.8%         35.1%
Direct operating costs                         14,418,915           231,864          18.4%         35.4%
Depreciation and amortization                   2,319,214            65,441           3.0%         10.0%
                                          ----------------   ---------------   ------------  ------------
Gross profit (loss)                             3,064,790          (74,634)           3.9%       (11.4%)
General and administrative                      4,589,718           463,513           5.9%         70.8%
                                          ----------------   ---------------   ------------  ------------
Loss before other income (expense)            (1,524,928)         (538,147)         (1.9%)       (82.2%)
Interest expense and financing costs,
net                                             2,026,529           206,688           2.6%         31.6%

                                          ----------------   ---------------   ------------  ------------
Loss before provision for income taxes        (3,551,457)         (744,835)         (4.5%)      (113.7%)
Provision for income taxes                         87,871                 -           0.1%             -
                                          ================   ===============   ============  ============
Net loss                                     $(3,639,328)        $(744,835)         (4.7%)      (113.7%)
                                          ================   ===============   ============  ============


Revenues for the twenty-four week period ended June 15, 1999 increased $77,587,378 or 11,845% from $655,041 for the twenty-four week period ended June 16, 1998 to $78,242,419 for the same period in 1999. The increase is almost entirely attributable to the acquisition of Paragon. Revenue from the Company's original restaurants was $655,041 for the twenty-four week period ended June 15, 1999. Gross revenue for the restaurants purchased in the Paragon acquisition increased by 0.6% for the twenty-four week period ended June 15, 1999 compared to the gross revenue for comparable restaurants for the same twenty-four week period ended June 16, 1998.

Food and beverage costs for the twenty-four week period ended June 15, 1999 increased $35,676,559 or 17,628% from $202,385 for the twenty-four week period ended June 16, 1998 to $35,878,944 for the same period in 1999. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 30.9% for the twenty-four week period ended June 16, 1998 compared to 35.8% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 89.9% of the food distribution revenue for the twenty-four week period ended June 15, 1999. The total food and beverage cost as a percentage of total revenue was 45.9% , which includes the restaurants and the food distribution subsidiary. The increase in the food and beverage costs at the restaurant level is directly related to the acquisition of Paragon which carries traditional steakhouse food and beverage costs. The 35.8% is not unusual for the steakhouse industry.

Payroll and payroll related costs for the twenty-four week period ended June 15, 1999 increased $22,330,571 or 9,710% from $229,985 for the twenty-four week period ended June 16, 1998 to $22,560,556 for the same period in 1999. Payroll and payroll related costs as a percentage of revenues were 35.1% for the twenty-four week period ended June 16, 1998 compared to 28.8% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 34.6% of restaurant revenues.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twenty-four week period ended June 15, 1999 increased $14,187,051 or 6,119% from $231,864 for the twenty-four week period ended June 16, 1998 to $14,418,915 for the same period in 1999. These costs as a percentage of restaurant revenues were 35.4% for the twenty-four week period ended June 16, 1998 compared to 18.4% for the same period in 1999. Direct operating costs for the restaurants only were 21.9% of restaurant revenue for the twenty-four week period ended June 15, 1999. The decrease is principally due to the acquisition of Paragon whose direct operating costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Depreciation and amortization for the twenty-four week period ended June 15, 1999 increased $2,253,773 or 3,444% from $65,441 for the twenty-four week period ended June 16, 1998 to $2,319,214 for the same period in 1999. The increase is principally due to the acquisition of Paragon, which significantly increased the depreciable assets owned by the Company.

General and administrative expenses for the twenty-four week period ended June 15, 1999 increased $4,126,205 or 890% from $463,513 for the twenty-four week period ended June 16, 1998 to $4,589,718 for the same period in 1999. General and administrative expenses as a percentage of restaurant revenues was 70.8% for the twenty-four week period ended June 16, 1998 compared to 5.9% for the same period in 1999. This increase in the dollar amount of general and administrative expenses is principally due to the acquisition of Paragon, the issuance of 181,000 shares of common stock to consultants valued at $678,750 and an increase in professional fees. The Company is in the process of significantly reducing its general and administrative expenses. Of the $4,126,205 of general and administrative expense incurred during the twenty-four period ended June 15, 1999, $2,944,755 represents amounts incurred that have subsequently been eliminated and will not be recurring expenses of the Company. A majority of this amount represents salaries and benefits of employees who were terminated during the twenty-four week period ended June 15, 1999. The Company expects to see a significant reduction in general and administrative expenses in the third and fourth fiscal quarters of 1999.

Interest expense and financing costs, net for the twenty-four week period ended June 15, 1999 increased $1,819,841 or 880% from $206,688 for the twenty-four week period ended June 16, 1998 to $2,026,529 for the same period in 1998. The increase is principally due to an increase in outstanding indebtedness, which was assumed in connection with the acquisition of Paragon and additional borrowings by the Company in the fall of 1998 and spring of 1999.

LIQUIDITY AND CAPITAL RESOURCES

In addition to the approximately $9 million raised by the Company in 1998 in equity and debt financing, the Company raised $1.5 million by issuing a promissory note in March 1999 and approximately $4 million in private placement equity offerings in June and July 1999. A significant portion of the equity and debt financing raised in 1998 was used to pay the purchase price and related transaction costs associated with the acquisition of Paragon and to a lesser degree to fund the Company's operating loss.

The Company has a cash and cash equivalents balance of $2,569,091 at June 15, 1999. Management of the Company believes that such cash and cash equivalents plus the cash generated from two private placement equity offerings subsequent to June 15, 1999 together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

On a proforma basis the Company's tangible net assets as of June 15, 1999 were $2,383,689. The proforma adjustment takes into account the net proceeds received from two private placement offerings in July 1999 of $2,183,250.

The Company is currently in the process of obtaining additional financing to repay an approximate $20 million loan that is collateralized by 19 restaurants owned by the Company. The Company is currently in default with respect to certain loan covenants associated with this loan. The Company is negotiating a sale-leaseback transaction that will provide the Company enough money to repay the existing debt on the 19 restaurants and provide favorable lease rates for a substantial period of time. The Company is also attempting to obtain a waiver of the debt covenants violations from the current lender.

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

YEAR 2000

The Company has made a formal assessment of Year 2000 issues. Generally, "Year 2000 issues" refers to problems that may arise due to the inability of some computer software to distinguish between the early part of the present century and the early part of the next because the software only uses two digits to identify the year. Thus, 2001 would be indistinguishable from 1901. The Company believes that there are three possible ways that it could be impacted by this problem.

First, the Company's current accounting and restaurant management systems, principally those acquired with the acquisition of Paragon have been determined not to be Year 2000 compliant. The Company has met with various software vendors and has selected a new accounting and restaurant management system that will be Year 2000 compliant. With the change in accounting software, the Company has decided also to upgrade its point of sale system in each restaurant. The Company has just begun to roll out the new accounting software and point of sale terminals in each restaurant and expects to have the project completed by November 1999. The cost of a new accounting and restaurant management system is expected to be $1.4 million. If the Company is unable to convert to the new software in a timely manner, the impact could be material and adverse to the Company's financial position and results of operations.

The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company has contacted critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. All the Company's major suppliers are Year 2000 compliant or have plans to be Year 2000 compliant before the end of 1999. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Change in Securities and Use of Proceeds

In June 1999, the Company issued 363,818 shares of common stock in two private placement offerings that resulted in gross proceeds to the Company of $2,001,000. In July 1999, the Company issued 341,379 shares of common stock in a private placement offering that resulted in gross proceeds to the Company of $2,325,000.

Item 3.    Defaults Upon Senior Securities

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of June 15, 1999, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.

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

                            STEAKHOUSE PARTNERS, INC.

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

Date:  August 6, 1999