Form 10-Q
period 1999-09-07
STEAKHOUSE PARTNERS INC
filed 1999-10-22
CIK 1017156

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 7, 1999

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

                                 (858) 689-2333
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of October 20, 1999 - 3,332,022 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                         Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at September 7, 1999       2-3

           Condensed Consolidated Statements of Operations for the
           twelve weeks ended September 7, 1999 and September 8, 1998       4

           Condensed Consolidated Statements of Operations for the
           thirty-six weeks ended September 7, 1999 and September 8, 1998   5

           Condensed Consolidated Statements of Cash Flows for the
           thirty-six weeks ended September 7, 1999 and September 8, 1998   6

           Notes to Condensed Consolidated Financial Statements            7-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      9-15

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               16

Item 2.    Change in Securities and Use of Proceeds                        16

Item 3.    Defaults Upon Senior Securities                                 16

Item 4.    Submission of Matters to a Vote of Security Holders             16

Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 7, 1999
(unaudited)

ASSETS

Current assets
  Cash and cash equivalents                                       $ 1,951,560
  Accounts receivables, net                                         3,790,769
  Inventories                                                       5,095,564
  Prepaid expenses and other current assets                         4,144,860
                                                                  -----------
Total current assets                                               14,982,753

Property and equipment, net                                        46,392,255
Intangible assets, net                                                451,928
Other                                                               1,083,134
Note receivable                                                       500,000
Cash - restricted under collateral agreements                       1,591,785
                                                                  -----------
Total assets                                                      $65,001,855
                                                                  ===========

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF SEPTEMBER 7, 1999
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                               $20,448,514
  Current portion of capital lease obligations                        648,891
  Line of Credit                                                    2,533,102
  Accounts payable                                                  8,752,499
  Accrued liabilities                                              10,740,764
  Accrued payroll costs                                             3,174,625
                                                                  -----------
Total current liabilities                                          46,298,395

Long-term debt, net of current portion                              6,166,405
Capital lease obligations, net of current portion                   7,908,447
Deferred rent                                                       2,983,817
                                                                  -----------
Total liabilities                                                  63,357,064

Commitments and contingencies

Stockholders' equity
Preferred stock, Series B, Convertible, $0.001 par value
  1,000,000 shares authorized
  1,000,000 shares issued and outstanding                               1,000
Preferred stock, Series C, Convertible, $0.001 par value
  1,750,000 shares authorized
  1,750,000 shares issued and outstanding                               1,750
Common stock, $0.01 par value
  10,000,000 shares authorized
  3,332,022 shares issued and outstanding                              33,320
Additional paid-in capital                                         11,285,061
Accumulated deficit                                                (9,676,340)
                                                                  -----------
Total stockholders' equity                                          1,644,791
                                                                  -----------
Total liabilities and stockholders' equity                        $65,001,855
                                                                  ===========

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              12 WEEKS               12 WEEKS
                                                                                ENDED                  ENDED
                                                                            SEPTEMBER 7,           SEPTEMBER 8,
                                                                                1999                   1998
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)
Revenues                                                                        $37,457,661            $   186,435

Cost of sales
Food and beverage                                                                18,626,256                 67,268
Payroll and payroll related costs                                                 9,920,418                118,055
Direct operating costs                                                            6,548,351                134,464
Depreciation and amortization                                                     1,101,144                 44,300
                                                                                -----------            -----------
Total cost of sales                                                              36,196,169                364,087

Gross profit (loss)                                                               1,261,492               (177,652)

General and administrative expenses                                               1,220,751                231,477
                                                                                -----------            -----------
Gain (Loss) before other income (expense)                                            40,741               (409,129)

Interest expense and financing costs, net                                         1,054,291                 68,452
                                                                                -----------            -----------
Gain (Loss) before provision for income taxes                                    (1,013,550)              (477,581)

Provision for income taxes                                                           41,215                      -
                                                                                -----------            -----------
Net loss                                                                        $(1,054,765)           $  (477,581)
                                                                                ===========            ===========
Basic and diluted loss per share                                                $     (0.33)           $     (0.20)
                                                                                ===========            ===========
Weighted-average shares outstanding                                               3,186,775              2,416,325
                                                                                ===========            ===========


                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              36 WEEKS               36 WEEKS
                                                                                ENDED                  ENDED
                                                                            SEPTEMBER 7,           SEPTEMBER 8,
                                                                                1999                   1998
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)

Revenues                                                                       $115,700,080            $   841,476

Cost of sales
Food and beverage                                                                54,505,200                269,653
Payroll and payroll related costs                                                32,480,974                348,040
Direct operating costs                                                           20,967,266                366,328
Depreciation and amortization                                                     3,420,358                109,741
                                                                               ------------            -----------
Total cost of sales                                                             111,373,798              1,093,762

Gross profit (loss)                                                               4,326,282               (252,286)

General and administrative expenses                                               5,810,469                694,990
                                                                               ------------            -----------
Gain (Loss) before other income (expense)                                        (1,484,187)              (947,276)

Interest expense and financing costs, net                                         3,080,820                275,140
                                                                               ------------            -----------
Gain (Loss) before provision for income taxes                                    (4,565,007)            (1,222,416)

Provision for income taxes                                                          129,086                      -
                                                                               ------------            -----------
Net loss                                                                       $ (4,694,093)           $(1,222,416)
                                                                               ============            ===========
Basic and diluted loss per share                                                     $(1.71)                $(0.59)
                                                                               ============            ===========
Weighted-average shares outstanding                                               2,748,673              2,072,305
                                                                               ============            ===========


                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   36 WEEKS               36 WEEKS
                                                                   ENDED                   ENDED
                                                                 SEPTEMBER 7,           SEPTEMBER 8,
                                                                    1999                    1998
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)

Cash flows from operating activities

 Net loss                                                            $(4,694,093)           $ (1,222,416)
 Adjustments to reconcile net loss to net cash
 Used in operating activities
 Depreciation and amortization                                         3,420,358                 109,741
 Issuance of common stock in exchange for services
   rendered                                                              680,500                       -
Issuance of common stock for additional
   Financing cost on notes payable                                             -                 100,000
 (Increase) decrease in operating assets                                 155,243                (446,535)
 Increase (decrease) in operating liabilities                         (2,123,554)               (360,716)
                                                                     -----------            ------------
 Net cash provided by (used in) operating activities                  (2,561,546)             (1,819,926)

Cash flows from investing activities
 Purchases of furniture and equipment                                   (715,774)               (100,146)
 Deposit on future acquisitions                                                -              (1,883,713)
 Change in restricted cash                                               (60,355)
 Other                                                                  (168,121)                (10,431)
                                                                     -----------            ------------
Net cash used in investing activities                                   (944,250)             (1,994,290)

Cash flows from financing activities
 Proceeds from issuance of notes payable                               1,500,000               1,300,000
 Debt offering costs                                                    (302,809)                      -
 Net change in line of credit                                            886,732                       -
 Repayment of notes payable and capital leases                        (1,400,888)             (1,069,758)
 Proceeds from issuance of common stock                                4,326,000               4,264,242
 Equity offering costs                                                  (306,820)                      -
 Other
                                                                     -----------            ------------
Net cash provided by financing activities                              4,702,215               4,494,484
                                                                     -----------            ------------
Net increase in cash and cash equivalents                              1,196,419                 680,268

Cash and cash equivalents, beginning of period                           755,141                  64,726
                                                                     -----------            ------------
Cash and cash equivalents, end of period                             $ 1,951,560            $    744,994
                                                                     ===========            ============


                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the thirty-six week period ended September 7, 1999 are not necessarily indicative of the results to be expected for the full year ending December 28, 1999. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These consolidated financial statements should be read in conjunction with the 1998 consolidated financial statements.

On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants. The accompanying consolidated statement of operations for the thirty-six week period ended September 7, 1999 reflects a twenty-fold increase in the number of restaurants being operated by the Company, therefore, revenues, cost of sales and operating expenses are substantially higher than the corresponding revenues, cost of sales and operating expenses reported for the thirty-six week period ended September 8, 1998.

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

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - STOCKHOLDERS' EQUITY

During the first quarter of 1999, the Company issued 181,000 shares of common stock for consulting services and recognized consulting expense of $678,750. In the second quarter, the Company issued 363,818 shares of common stock in two private placement offerings that resulted in gross proceeds to the Company of $2,001,000. In the third quarter, the Company issued 341,379 shares of its common stock in two private placement offerings resulting in gross proceeds to the Company of $2,325,000, and 1,750,000 shares of Series "C" preferred stock to two of the Company's senior executive officers that was approved at the July 29, 1999 annual meeting of the stockholders.

NOTE 4 - NOTES PAYABLE

In March 1999, the Company executed a five-year promissory note for $1,500,000 with a finance company. The note bears interest at 12.5% and interest only is payable in monthly payments of $15,625. At maturity, all unpaid principal and interest are due and payable in full.

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of September 7, 1999, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.

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

The Company believes that its restaurants are well positioned in a high-quality, moderately priced segment of the restaurant industry. With the acquisition of Paragon's Carvers restaurants, the Company has entered the upscale Steakhouse market specializing in complete steak, chop, prime rib and seafood meals. The Company plans to expand the number of restaurants it owns either by building new restaurants, converting existing restaurants acquired from others or acquiring other steakhouse chains. The Company believes that the location of each restaurant is critical to its long-term success.

Since acquiring Paragon in December 1998, the Company has focused on reducing the general and administrative expenses. Prior to the acquisition, the general and administrative expenses related to the restaurants operated by Paragon was approximately $9 million annually. During the first fiscal quarter of 1999, the Company identified areas in which the general and administrative expenses could be reduced. During the second fiscal quarter of 1999, the Company began making the necessary changes to reduce the general and administrative expenses. To date, the Company has reduced general and administrative expenses by approximately $4.6 million on an annualized basis. The reduction in the general and administrative expenses in the financial statements began to be realized in the third fiscal quarter of 1999. General and administrative expenses were approximately $878,000 less in the third fiscal quarter of 1999 compared to the second fiscal quarter of 1999. Many of the reductions that involved the termination of employees were offset by severance and vacation pay. The Company expects to report a significant reduction in general and administrative expenses in the fourth fiscal quarter of 1999.

RESULTS OF OPERATIONS

The following discussion of the results of operations include the operations of the restaurants purchased from Paragon and those previously owned by the Company. With a twenty-fold increase in the number of restaurants being operated by the Company, revenues, cost of sales and operating expenses have increased substantially.

Twelve Weeks Ended September 7, 1999 and September 8, 1998



                                             12 WEEKS           12 WEEKS
                                               ENDED              ENDED           PERCENTAGE OF REVENUE
                                            SEPTEMBER 7,      SEPTEMBER 8,     --------------------------
                                               1999               1998            1999          1998
                                          ----------------   ---------------   ------------  ------------
Revenues                                      $37,457,661         $ 186,435         100.0%        100.0%
                                          ----------------   ---------------   ------------  ------------
Food and beverage                              18,626,256            67,268          49.7%         36.1%
Payroll and payroll related costs               9,920,418           118,055          26.5%         63.3%
Direct operating costs                          6,548,351           134,464          17.5%         72.1%
Depreciation and amortization                   1,101,144            44,300           2.9%         23.8%
                                          ----------------   ---------------   ------------  ------------
Gross profit (loss)                             1,261,492          (177,652)          3.4%        (95.3%)
General and administrative                      1,220,751           231,477           3.3%        124.2%
                                          ----------------   ---------------   ------------  ------------
Income (Loss) before other income                  40,741          (409,129)          0.1%       (219.4%)
(expense)

Interest expense and financing costs, net       1,054,291            68,452          (2.8%)        36.7%
                                          ----------------   ---------------   ------------  ------------
Loss before provision for income taxes         (1,013,550)         (477,581)         (2.7%)      (256.2%)
Provision for income taxes                         41,215                 -           0.1%             -
                                          ================   ===============   ============  ============
Net loss                                       (1,054,765)        $(477,581)         (2.8%)      (256.2%)
                                          ================   ===============   ============  ============


Revenues for the twelve week period ended September 7, 1999 increased $37,271,226 or 19,992% from $186,435 for the twelve week period ended September 8, 1998 to $37,457,661 for the same period in 1999. The increase is almost entirely attributable to the acquisition of Paragon. Revenue from the Company's original restaurants was $591,796 for the twelve-week period ended September 7, 1999. Gross revenue for the restaurants purchased in the Paragon acquisition increased by 0.25% for the twelve week period ended September 7, 1999 compared to the gross revenue for comparable restaurants for the same twelve week period in 1998.

Food and beverage costs for the twelve week period ended September 7, 1999 increased $18,558,988 or 27,590% from $67,268 for the twelve week period ended September 8, 1998 to $18,626,256 for the same period in 1999. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 36.1% for the twelve week period ended September 8, 1998 compared to 34.7% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 90.1% of the food distribution revenue for the twelve-week period ended September 7, 1999. The total food and beverage cost as a percentage of total revenue was 49.7% , which includes the restaurants and the food distribution subsidiary. The decrease in the food and beverage costs at the restaurant level was principally a result of better cost controls.

Payroll and payroll related costs for the twelve week period ended September 7, 1999 increased $9,802,363 or 8,303% from $118,055 for the twelve week period ended September 8, 1998 to $9,920,418 for the same period in 1999. Payroll and payroll related costs as a percentage of revenues were 63.3% for the twelve week period ended September 8, 1998 compared to 26.5% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 34.5% of restaurant revenues. The decrease is principally due to the acquisition of Paragon whose payroll costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve week period ended September 7, 1999 increased $6,413,887 or 4,770% from $134,464 for the twelve week period ended September 8, 1998 to $6,548,351 for the same period in 1999. These costs as a percentage of restaurant revenues were 72.1% for the twelve week period ended September 8, 1998 compared to 17.5% for the same period in 1999. The decrease is principally due to the acquisition of Paragon whose direct operating costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Depreciation and amortization for the twelve week period ended September 7, 1999 increased $1,056,844 or 2,386% from $44,300 for the twelve week period ended September 8, 1998 to $1,101,144 for the same period in 1999. The increase is principally due to the acquisition of Paragon, which significantly increased the depreciable assets owned by the Company.

General and administrative expenses for the twelve week period ended September 7, 1999 increased $989,274 or 427% from $231,477 for the twelve week period ended September 8, 1998 to $1,220,751 for the same period in 1999. General and administrative expenses as a percentage of restaurant revenues was 124.2% for the twelve week period ended September 8, 1998 compared to 3.8% for the same period in 1999. This increase in the dollar amount of general and administrative expenses is principally due to the acquisition of Paragon and higher professional fees. The Company has significantly reduced its general and administrative expenses. The Company began to realize a reduction of general and administration expenses in the third quarter and expects to see a significant reduction in the fourth quarter of 1999.

Interest expense and financing costs, net for the twelve week period ended September 7, 1999 increased $985,839 or 1,440% from $68,452 for the twelve week period ended September 8, 1998 to $1,054,291 for the same period in 1999. The increase is principally due to an increase in outstanding indebtedness, which was assumed in connection with the acquisition of Paragon and additional borrowings by the Company in the fall of 1998 and spring of 1999.

Thirty-six Weeks Ended September 7, 1999 and September 8, 1998


                                             36 WEEKS           36 WEEKS
                                               ENDED              ENDED          PERCENTAGE OF REVENUE
                                            SEPTEMBER 7,      SEPTEMBER 8,     --------------------------
                                               1999               1998             1999          1998
                                          ----------------   ---------------   ------------  ------------
Revenues                                     $115,700,080       $   841,476         100.0%        100.0%
                                          ----------------   ---------------   ------------  ------------
Food and beverage                              54,505,200           269,653          47.1%         32.0%
Payroll and payroll related costs              32,480,974           348,040          28.1%         41.4%
Direct operating costs                         20,967,266           366,328          18.1%         43.5%
Depreciation and amortization                   3,420,358           109,741           3.0%         13.0%
                                          ----------------   ---------------   ------------  ------------
Gross profit (loss)                             4,326,282          (252,286)          3.7%        (30.0%)
General and administrative                      5,810,469           694,990           5.0%         82.6%
                                          ----------------   ---------------   ------------  ------------
Loss before other income (expense)             (1,484,187)         (947,276)         (1.3%)      (112.6%)
Interest expense and financing costs, net       3,080,820           275,140           2.7%         32.7%
                                          ----------------   ---------------   ------------  ------------
Loss before provision for income taxes         (4,565,007)       (1,222,416)         (3.9%)      (145.3%)
Provision for income taxes                        129,086                 -          (0.2%)            -
                                          ================   ===============   ============  ============
Net loss                                     $ (4,694,093)      $(1,222,416)         (4.1%)      (145.3%)
                                          ================   ===============   ============  ============


Revenues for the thirty-six week period ended September 7, 1999 increased $114,858,604 or 13,650% from $841,476 for the thirty-six weeks ended September 8, 1998 to $115,700,080 for the same period in 1999. The increase is almost entirely attributable to the acquisition of Paragon. Revenue from the Company's original four restaurants for the thirty-six week period ended September 7, 1999 was $1,976,905. Gross revenue for the restaurants purchased in the Paragon acquisition increased by 0.8% for the thirty-six week period ended September 7, 1999 compared to the gross revenue for comparable restaurants for the same period in1998.

Food and beverage costs for the thirty-six week period ended September 7, 1999 increased $54,235,547 or 20,113% from $269,653 for the thirty-six week period ended September 8, 1998 to $54,505,200 for the same period in 1999. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 32.0% for the thirty-six week period ended September 8, 1998 compared to 35.4% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 90.6% of the food distribution revenue for the thirty-six week period ended September 7, 1999. The total food and beverage cost as a percentage of total revenue was 47.1% , which includes the restaurants and the food distribution subsidiary. The increase in the food and beverage costs at the restaurant level is directly related to the acquisition of Paragon which carries traditional steakhouse food and beverage costs. The increase from 32.0% to 35.4% is primarily the higher cost of meat prices in the steakhouse restaurants.

Payroll and payroll related costs for the thirty-six week period ended September 7, 1999 increased $32,132,934 or 9,233% from $348,040 for the thirty-six week period ended September 8, 1998 to $32,480,974 for the same period in 1999. Payroll and payroll related costs as a percentage of revenues were 41.4% for the thirty-six week period ended September 8, 1998 compared to 28.1% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 34.5% of restaurant revenues.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirty-six week period ended September 7, 1999 increased $20,600,938 or 5,624% from $366,328 for the thirty-six week period ended September 8, 1998 to $20,967,266 for the same period in 1999. These costs as a percentage of restaurant revenues were 43.5% for the thirty-six week period ended September 8, 1998 compared to 18.1% for the same period in 1999. Direct operating costs for the restaurants only were 22.0% of restaurant revenue for the thirty-six week period ended September 7, 1999. The decrease is principally due to the acquisition of Paragon whose direct operating costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

Depreciation and amortization for the thirty-six week period ended September 7, 1999 increased $3,310,617 or 3,017% from $109,741 for the thirty-six period ended September 8, 1998 to $3,420,358 for the same period in 1999. The increase is principally due to the acquisition of Paragon, which significantly increased the depreciable assets owned by the Company.

General and administrative expenses for the thirty-six week period ended September 7, 1999 increased $5,115,479 or 736% from $694,990 for the thirty-six week period ended September 8, 1998 to $5,810,469 for the same period in 1999. General and administrative expenses as a percentage of restaurant revenues was 82.6% for the thirty-six week period ended September 8, 1998 compared to 5.9% for the same period in 1999. This increase in the dollar amount of general and administrative expenses is principally due to the acquisition of Paragon, the issuance of 181,000 shares of common stock to consultants valued at $678,750 and an increase in professional fees. The Company has significantly reduced its general and administrative expenses. The Company began to realized a reduction in general and administrative expenses in the third quarter and expects to see a significant reduction in the fourth quarter of 1999.

Interest expense and financing costs, net for the thirty-six week period ended September 7, 1999 increased $2,805,680 or 1,020% from $275,140 for the thirty-six week period ended September 8, 1998 to $3,080,820 for the same period in 1999. The increase is principally due to an increase in outstanding indebtedness, which was assumed in connection with the acquisition of Paragon and additional borrowings by the Company in the fall of 1998 and spring of 1999.

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

The Company has a cash and cash equivalents balance of $1,951,560 at September 7, 1999. Management of the Company believes that such cash and cash equivalents plus the cash generated from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company is currently in default with respect to certain loan covenants associated with a $20 million loan that is collateralized by 19 restaurants owned by the Company. The Company is attempting to obtain a waiver from the current lender.

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

First, the Company's current accounting and restaurant management systems, principally those acquired with the acquisition of Paragon have been determined not to be Year 2000 compliant. The Company has met with various software vendors and has selected a new accounting and restaurant management system that will be Year 2000 compliant. With the change in accounting software, the Company has decided also to upgrade its point of sale system in each restaurant. The Company expects to have the project completed by November 1999. The cost of a new accounting and restaurant management system is expected to be $1.4 million. If the Company is unable to convert to the new software in a timely manner, the impact could be material and adverse to the Company's financial position and results of operations.

The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company has contacted critical suppliers of products and services to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. All the Company's major suppliers have indicated that they are Year 2000 compliant or have plans to be Year 2000 compliant before the end of 1999. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 compliant is not reasonably estimable.

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

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Change in Securities and Use of Proceeds

In July 1999, the Company issued 341,379 shares of common stock in a private placement offering that resulted in gross proceeds to the Company of $2,325,000. In connection with the issuance of these shares the Company paid a placement fee of $141,750. Also in July 1999, the Company issued 1,750,000 shares of Series "C" preferred stock to two of the Company's senior executive officers that was approved at the July 29, 1999 annual meeting of the stockholders. In August 1999, the Company issued 17,500 shares of common stock to a consultant.

Item 3.    Defaults Upon Senior Securities

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of September 7, 1999, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 - Financial Data Schedule

(b) Reports on Form 8-K

On August 3, 1999, the Company filed a Report on Form 8-K announcing that the Company had changed its name to Steakhouse Partners, Inc. This action was approved at the annual Shareholders meeting held on July 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 STEAKHOUSE PARTNERS, INC.

                                                 By: /s/ Hiram J. Woo
                                                 Hiram J. Woo
                                                 Chief Financial and Principal
                                                 Accounting Officer, President,
                                                 and Director

Date:  October 20, 1999