Form 10KSB40
period 1999-12-28
STEAKHOUSE PARTNERS INC
filed 2000-03-27
CIK 1017156

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                   the Securities Exchange Act of 1934 For the
                       Fiscal Year Ended December 28, 1999

                        Commission File Number: 000-23739

                            STEAKHOUSE PARTNERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   94-3248672
      ------------------------                  -----------------------------
      (State of Incorporation)                  (I.R.S. Employer I.D. Number)

              10200 Willow Creek Road, San Diego, California 92131
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (858) 689-2333
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended December 28, 1999):
$167,800,573

Aggregate market value of voting and non-voting common stock held by non-affiliates: $10,362,240

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

3,369,022 common shares were outstanding as of December 28, 1999.

                                   FORM 10-KSB
                -----------------------------------------------

                            STEAKHOUSE PARTNERS, INC.
             Form 10-KSB for the Fiscal Year ended December 28, 1999

                                Table of Contents

                                                                 Page of Report

PART I.

ITEM 1.   DESCRIPTION OF BUSINESS.............................................1
ITEM 2.   DESCRIPTION OF PROPERTY............................................14
ITEM 3.   LEGAL PROCEEDINGS..................................................14
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. ..............14

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS. ......................................15
ITEM 6.   MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................16
ITEM 7.   FINANCIAL STATEMENTS...............................................24
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS......................24

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT. ..............................................25
ITEM 10.  EXECUTIVE COMPENSATION.............................................29
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.....................................................33
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................34
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...................................35

                                       (i)

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Background

         This Annual Report on form 10-KSB and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

         Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 73 full-service steakhouse restaurants located in eleven states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is approximately $23.00 (including alcoholic beverages) and it currently serves over 6.8 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. Company management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth.

         On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouse restaurants and Pacific Basin Foods Inc., ("Pacific Basin") a restaurant food distribution company. Paragon is now a wholly owned subsidiary of the Company.

Our Business Background

         The steakhouse restaurant industry is expected to continue to expand substantially over the next five years. We believe that this industry is highly fragmented and presents an excellent opportunity for us to grow our business nationwide by expanding Paragon's brand-name steakhouses through the construction of new Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers restaurants and the acquisition of other, large regional steakhouse chains.

Restaurant Concepts

         All of our restaurants are positioned as destination restaurants that attract loyal clientele. By our use of the term destination restaurants, we mean that we seek to establish our restaurants as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight-seeing. All of our restaurants are full-service steakhouses. Our restaurants feature only USDA Choice, midwestern corn-fed beef. Unlike many of our competitors, we do not serve plastic-wrapped vacuum sealed steaks but rather we hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is another "signature product" and is the basis for our distinctive merchandising commitment to "The Best Prime Rib in Town". Our prime rib, which is served in a herb crust, is slow roasted for seven hours to enhance its flavor and tenderness. Portions are deliberately generous and full liquor and bar service is available. Alcoholic beverage service accounts for approximately 18% of our net sales.

         Most of our restaurants are open daily from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:00 a.m. on weekdays; but most of these restaurants are closed for lunch on weekends.

         We currently operate in three distinctive steakhouse markets.

Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's

         We have 53 steakhouses operating under the brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's for which the average dinner check is in the under $25.00 per guest range. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and have the "look and feel" of a special restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

         Our menu also features fresh fish and chicken in addition to steaks. A complete meal includes salad and a choice of side dishes including baked potato, french fries and steamed vegetables. The menu also includes appetizers and desserts.

         Our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's restaurants are typically free-standing buildings with dinner seating capacities ranging from 150 to 475 seats and an average seating capacity of approximately 220 seats. Unlike a typical Outback or Lone Star, our restaurants typically have one or more banquet rooms to accommodate private parties and corporate events. The bar in each restaurant is generally located adjacent to the dining room primarily to accommodate customers waiting for dining tables and up to approximately 30 additional diners at between six and nine tables.

Carvers

         We have 11 steakhouses operating in the upscale steakhouse dining segment under the Carvers brand name with an average check per guest of slightly less than $35.00. Carvers is a sophisticated, upper tier mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton's and Ruth's Chris.

         Our Carvers restaurants are also typically housed in free-standing buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately

220 seats. The Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events.

Unique Concepts

         We have five unique formal restaurants housed in landmark buildings in prime locations near or at tourist sites which also serve as the destination or special occasion restaurant in their respective communities. The menu at these restaurants is similar to Hungry Hunter's or Carvers and the average dinner check per guest is between $25.00 and $35.00. These restaurants all have one or more banquet rooms.

         We are evaluating a new less expensive, casual steakhouse concept under the name "Bushland Safari Steakhouse Restaurants" to compete directly with Lone Star and Outback in the less expensive segment of the casual steakhouse market.

Corporate Strategy

         We believe that a critical component to our success is to exceed the expectations of each guest by providing a dining experience characterized by high quality, personalized service and quality menu selections. We also believe that ambiance, location and price-value relationship are keys to success in the restaurant industry. We differentiate our restaurants by emphasizing the following strategic elements:

     *   High-quality and attentive service.

     * Consistent high-quality products achieved through careful ingredient selection, generous food preparation and aging of steaks.

     * Positioning in the mid-priced, full service steakhouse segment of the restaurant industry.

     *   Strong emotional value through branding.

Growth Strategy

         Our goal is to enhance our position as a leader in the steakhouse restaurant industry by building through internal growth and through acquisitions a national network of steakhouse restaurants. Key components of our strategy include the following:

     * Leverage established brands. Paragon has been in the steakhouse business since 1967 and we believe our Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers brands are well established in the industry.

     * Expand internal growth. We believe our management team has the ability to recognize opportunities for further large steakhouse chain acquisitions and the expertise to execute and improve on those acquisitions once they are acquired. We believe our experienced management team can capitalize on the fragmented nature of the successful steakhouse market.

     * Operating Efficiencies. We believe our integration strategy affords us the ability to achieve operating efficiencies and cost savings through volume discounts on purchases. Also, with our increasing size, we can lower costs and better manage our expenses. We provide centralized accounting functions and administrative functions to enhance our efficiencies.

     * Efficient Penetration of New Markets. We believe we avoid many of the costs and risks associated with entering new geographic markets. We consider the location of each restaurant to be critical to its long-term success and management devotes significant effort to the investigation and evaluation of potential sites. The site selection process focuses on regional and trade area demographics, target population density, household income and educational levels and traffic patterns, as well as specific site characteristics such as visibility, accessibility, traffic volume and the availability of adequate parking. We also review potential competition and customer activity at other restaurants operating in the area.

Marketing

         We rely principally on our commitment to customer service and excellent price-value relationship to attract and retain customers. Accordingly, we focus our resources on seeking to provide customers with high-quality and attentive service, value and an exciting and vibrant atmosphere.

         Our marketing efforts consist of local media advertising and couponing. Local advertising and couponing consists of bulk mailers, free-standing newspaper inserts and targeted direct mailers. We have also successfully offered discounts to encourage more people to try our restaurants, as well as to increase weekday customer counts.

         To promote local community awareness, each restaurant manager is encouraged to become part of the local community. Many restaurants host meetings with community leaders to solicit local input about the restaurants' potential community participation.

         For each new restaurant, we conduct a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of a restaurant. A given program typically would include special promotions, site signs, sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees would be invited.

Restaurant Operations and Management

         We maintain quality and consistency in our restaurants through the careful hiring, training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. To achieve our service goals, each service employee completes an extensive training program, which teaches employees to provide the level of quality service that encourages guests to return and request the same server on subsequent visits.

         We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. All levels of our management participate in the ongoing process of strategic and financial planning and our systems are continuously refined to allow management to compare actual results with budgets and projections.

         We also utilize modern management information systems to allow timely information analysis and response. Our computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant's sales, purchasing, payroll, operating expenses, guest related statistics and other data, we can regularly monitor restaurant operations. Management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor minutes per meal, promotional programs, restaurant costs and general marketing data.

         The management team for a typical steakhouse restaurant generally consists of one general manager, two assistant managers and a kitchen manager. Each restaurant also employs a staff consisting of approximately 50 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a director of operations, who each supervise eight to 12 restaurants, and who, in turn, reports to our vice presidents of regional operations. Restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management define operations and performance objectives for each restaurant and monitor implementation. Senior management regularly visit various of our restaurants and meet with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of restaurant operations and personnel development.

         Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a restaurant manager, or an experienced key employee. Management continuously solicits employee feedback concerning restaurant operations and strive to be responsive to the employees' concerns.

Purchasing

         We purchase a major portion of our food and beverage products from our wholly owned subsidiary, Pacific Basin Foods, at market rates. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to us for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies.

Pacific Basin Foods

         Our Pacific Basin Foods subsidiary is a wholesale food distributor serving the restaurant industry. Its principal clients are Paragon, Garden Fresh, Inc., a 46 unit chain of soup and salad bar restaurants, and Rusty Pelican Restaurants, Inc., a 15 unit chain of upscale seafood restaurants. However, Garden Fresh, Inc. is expected to terminate its relationship with Pacific Basin Foods as of April 1 and Pelican Restaurant Inc. has substantially reduced its business with Pacific Basin Foods. Pacific Basin Foods has warehouses located in Urbana, Illinois and in San Diego, California, from which it services its customers. In addition to the sale and distribution of food supplies to restaurants, Pacific Basin Foods provides furniture, fixtures and equipment to restaurants.

Competition

         Competition in the restaurant industry is increasingly intense. We compete with other mid-priced, full service restaurants, which are not necessarily steakhouse restaurants, primarily on the basis of quality of food and service, ambiance, location and price-value relationship. We also compete with a number of other steakhouse restaurants within our markets, including both locally owned restaurants and regional or national chains. We believe that the quality of our service, our well-regarded brands, attractive price-value relationship and quality of food will enable us to differentiate ourselves from our competitors. We also compete with other restaurants and retail establishments for sites. Many of our competitors are well-established in the mid-priced dining segment and certain competitors have substantially greater financial, marketing and other resources than us. We believe that our ability to compete effectively will continue to depend upon our ability to offer high-quality, mid-priced food in a full service, distinctive dining environment.

Government Regulation

         Our restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant currently has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. We are required to renew these licenses annually. In addition, these licenses may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. Our failure to obtain or retain liquor or food service licenses would likely have a material adverse effect on our operations. In order to reduce this risk, each of our restaurants is expected to be operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. In California, there is a set number of alcoholic beverage licenses available, but there is an active market through which new licenses can be obtained at the then-applicable market price. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

         We are subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of its comprehensive general liability insurance.

         Our restaurant operations are also subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage. Government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of our restaurants.

         The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management is not aware of any environmental regulations that have had a material effect on us or our restaurants to date.

         The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We intend to ensure that our restaurants will be in full compliance with the Disabilities Act, and we intend to review plans and specifications and make periodic inspections to ensure continued compliance. Our current restaurants are designed to be accessible to the disabled. We believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. We do not anticipate that such compliance will require us to expend substantial funds.

Employees

         At March 20, 2000, we employed 3,958 individuals, of which 258 occupy executive or managerial positions, approximately 3,700 hold non-managerial restaurant-related positions and the balance occupy clerical and office positions. None of our employees is covered by a collective bargaining agreement. We consider its relations with its employees to be good and has not experienced any interruption of operations due to labor disputes.

Restaurant Locations as of March 20, 2000

         The following table sets forth the location of our existing Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's, Carvers restaurants and our unique formal restaurants:

Hungry Hunter's, Hunter's Steakhouse, and Mountain Jack's Locations:

ARIZONA              Modesto               INDIANA            NEVADA
Phoenix (2)          Oakland               Indianapolis (2)   Las Vegas
Tempe                Oceanside             Lafayette          NORTH CAROLINA
Tucson               Pleasanton            MICHIGAN           Raleigh
Yuma                 S. San Francisco      Auburn Hills       OHIO
CALIFORNIA           S. San Jose           Clinton Township   Canton
Anaheim              Sacramento            Dearborn Heights   Elyria
Bakersfield          San Diego             Grandville         Independence
Concord              Santa Rosa            Kentwood           Middleburg Heights
El Cajon (Red Oak    Temecula              Lansing            North Olmstead
Steakhouse)          Thousand Oaks         Roseville          Sharonville
Fairfield            Ventura               Taylor             Toledo
Fremont              ILLINOIS              Troy               WISCONSIN
La Mesa              Springfield           Portage            Madison (2)
Lafayette                                  Traverse City
Lake Forest
Milpitas

Carvers Locations:
Glendale, Arizona
Scottsdale, Arizona
Rancho Bernardo, California
Roseville, California
Greenwood, Indiana
Farmington Hills, Michigan
Henderson, Nevada
Beachwood, Ohio
Centerville, Ohio
Orem, Utah
Sandy, Utah

Unique Formal Locations:
Folson, California
Rancho Cordova, California
Peoria, Illinois
South Bend, Indiana
Williamsburg, Virginia

         The leases for the above locations have initial terms generally ranging from 20 to 35 years and, in certain instances, provide for renewal options ranging from five to 25 years. Certain of these leases require additional contingent rental payments by us if sales volumes at the related restaurants exceed specified levels. Most of these lease agreements require payments of taxes, insurance and maintenance costs by us.

         Steakhouse Partners' executive offices are located at 10200 Willow Creek Road, San Diego California 92131. The telephone number is (858) 689-2333.

Additional Factors That May Affect Future Results

         The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

If we are not successful in our expansion plans, our business operations could be materially adversely affected.

         We intend to expand our operations through the construction of new restaurant properties and conversion of acquired restaurant properties to our restaurant brand names. We also intend to expand through the targeted acquisition of one or more large restaurant chains. Our ability to open additional restaurants will depend upon our ability to identify and acquire available new construction sites or restaurant conversions at favorable prices. We must also have sufficient available funds from operations or otherwise to support this expansion.

         If we cannot successfully construct new restaurant properties or convert acquired restaurant properties to our established brands within projected budgets or time periods, our business will be adversely affected. Construction delays or cost overruns could be caused by numerous factors, such as shortages of materials and skilled labor, labor disputes, weather interference, environmental problems, and construction or zoning problems.

         Also, if we are not successful in identifying suitable restaurant targets, measuring the fair value of the restaurant targets, or operating the acquired restaurants, our business will be adversely affected.

         Our growth strategy may also strain our management and other resources. To manage our growth, we must:

     * maintain a high level of quality and service at our existing and future restaurants;

     * enhance our operational, financial and management expertise; and

     * hire and train experienced and dedicated operating personnel.

We have incurred losses from inception and may never generate substantial profits.

         We were organized in May 1996 and have incurred losses from inception. We may never generate profits. We incurred a net loss of approximately $3.9 million for the fiscal year ended December 28, 1999. We incurred a net loss of approximately $3.0 million for the fiscal year ended December 29, 1998 and a net loss of approximately $1.1 million for the fiscal year ended December 30, 1997. As of December 28, 1999 we had an accumulated deficit of approximately $8.9 million.

     In order to operate profitably, we must:

     * further improve operating margins at our existing restaurants;

     * successfully expand our operations in a cost effective manner; and

     * capitalize on the general and administrative cost savings implemented during the last fiscal year.

Failure to comply with government regulations could adversely affect our operating performance.

         Our restaurant operations are subject to certain federal and state laws and government regulations:

     * National and local health and sanitation laws and regulations;

     * National and local employment and safety laws and regulations; and

     * Local zoning, building code and land-use regulations.

         We cannot assure you that we will be able to fully comply with all such laws and regulations. Failure to comply with any of these laws or regulations, or the loss of our liquor licenses, would have a material adverse effect on our business. In addition, each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant's liquor license must be renewed annually and may be revoked at any time for cause. Liquor accounts for a large percentage of our sales and the loss of this traffic would materially adversely impact our revenues.

         We may be subject to "dram-shop" liability, which generally provides a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we carry liquor liability coverage as part of our comprehensive general liability insurance, if we lost a lawsuit related to this liability, our business could be materially harmed.

Adverse economic conditions in a limited number of states could have a negative effect on our business.

         Our restaurants are located in 11 states, predominantly on the West Coast and in the Great Lakes region. Adverse economic conditions in these regions could have an adverse effect on our financial results. Each of our restaurants represents a significant investment and long-term commitment which limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations.

If we are unable to compete effectively with our competitors we will not be able to increase revenues or generate profits.

         Our ability to increase revenues and operate profitably is directly related to our ability to compete effectively with our competitors. Many of our competitors have been in existence longer than us, have a more established market presence and have substantially greater financial, marketing and other resources than us.

     Key competitive factors include:

     * the quality and value of the food products offered;

     * the quality of service;

     * the price of the food products offered;

     * the restaurant locations; and

     * the ambiance of facilities.

         We compete with other steakhouse restaurants specifically and with all other restaurants in general. We compete with national and regional chains, as well as individually owned restaurants. The restaurant industry has few non-economic barriers to entry. As our competitors expand operations, competition from steakhouse restaurants with concepts similar to ours can be expected to intensify. We cannot assure you that third parties will not be able to successfully imitate and implement our concepts. Such increased competition could adversely affect our revenues.

Unforeseen cost increases could adversely affect our potential profitability.

         Our potential profitability is highly sensitive to increases in food, labor and other operating costs. Our dependence on frequent deliveries of fresh food supplies means that shortages or interruptions in supply could materially and adversely affect our operations. In addition, unfavorable trends or developments concerning the following factors could adversely affect our results:

     * inflation, food, labor and employee benefit costs; and

     * rent increases resulting from rent escalation provisions in our leases.

         We may be unable to anticipate or react to changing prices. If we cannot modify our purchase practices or quickly or readily pass on increased costs to customers, our business could be materially affected.

Because it may be difficult to effect a change in control without current management's consent, a potential suitor who otherwise might be willing to pay a premium for acquiring us may decide not to attempt an acquisition of Steakhouse Partners.

         Our executive officers, directors, and their affiliates beneficially own 1,579,462 shares of our common stock. This represents approximately 35.1% of the common stock issued and outstanding. Our executive officers also collectively own 1,000,000 shares of Series B Preferred Stock and 1,750,000 shares of Series C Preferred Stock, each of which carries voting rights with our common stock on a one vote per share basis. Such concentration of ownership and voting power may have the effect of delaying, deferring or preventing a change in control of Steakhouse Partners.

         In addition, the board of directors has the authority to issue up to 2,250,000 additional shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such stock without further shareholder approval. The rights of the holders of common stock will be subjected to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of additional shares of preferred stock could have the effect of delaying, deferring or preventing a change in control of Steakhouse Partners.

Shareholders may not be able to resell their stock or may have to sell at prices substantially lower than the price they paid for it.

         The trading price for our common stock has been highly volatile and could continue to be subject to significant fluctuations in response to variations in our quarterly operating results, general conditions in the restaurant industry or the general economy, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for public companies generally, or within broad industry groups, which fluctuations may be unrelated to the operating results or other circumstances of a particular company. Such fluctuations may adversely affect the liquidity of our common stock, as well as the price that holders may achieve for their shares upon any future sale.

ITEM 2. DESCRIPTION OF PROPERTY.

         As of March 24, 2000, the Company leased 59 and owned 20 of its restaurant locations. As of March 24, 2000, five of the Company's restaurants were closed for renovations. Lease terms are generally 10 to 35 years, with renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective.

         On February 25, 2000, the Company executed a sale and leaseback agreement with HS Realty Partners, LP with respect to 19 properties which is expected to close in the second quarter, yielding net proceeds of approximately $22 million. The Company intends to use a portion of these net proceeds to pay down a $20 million loan that the Company is in default with respect to.

         The Company's executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. The Company believes that there is sufficient office space available at favorable leasing terms in the San Diego, California metropolitan area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

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

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                                               HIGH       LOW

Year ended December 31, 1998
   First Quarter..........................................    $5.625    $4.844
   Second Quarter.........................................     6.00      4.25
   Third Quarter..........................................     5.375     2.50
   Fourth Quarter.........................................     7.375     4.125

                                                               HIGH       LOW

Year ended December 31, 1999
   First Quarter..........................................    $8.63     $4.13
   Second Quarter.........................................     7.31      4.00
   Third Quarter..........................................     9.25      6.07
   Fourth Quarter.........................................     7.375     4.875

Holders

         As of March 25, 2000, there were approximately 800 record holders of the Company's Common Stock.

Dividends

         The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

Recent Sales of Unregistered Securities

         The Company did not issue within the period covered by this Report any securities which were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

         This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-KSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations. The following discussion and the section entitled "Business - - Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 28, 1999 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

         The Company currently operate 73 full-service steakhouse restaurants located in eleven states. On December 21, 1998, we consummated our acquisition of Paragon Steakhouse Restaurants, Inc., which is referred to in this prospectus as Paragon, which owned 78 steakhouse restaurants, of which five were closed, and its subsidiary Pacific Basin Foods Inc., which is referred to in this prospectus as Pacific Basin Foods, a restaurant wholesale food distribution company. Paragon and Pacific Basin Foods are now our direct wholly owned subsidiaries. Prior to the acquisition of Paragon, we owned and operated four steakhouse restaurants.

         Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

         To the extent we build steakhouses in new locations there is likely to be a time lag between when the expenses of the startup are incurred and when the newly constructed steakhouse are opened and begin to generate revenues, which time lag could effect quarter-to-quarter comparisons and results.

         Since acquiring Paragon in December 1998, the Company has focused on reducing the general and administrative expenses. Prior to the acquisition, the general and administrative expenses related to the restaurants operated by Paragon was approximately $9 million annually. During the first fiscal quarter of 1999, the Company identified areas in which the general and administrative expenses could be reduced. During the second fiscal quarter of 1999, the Company began making the necessary changes to reduce the general and administrative expenses. The Company began to realize a reduction in general and administrative expenses in the third quarter with the full effect of the reductions making a significant impact in the fourth quarter of 1999.

         Our overall steakhouse operations tend to experience seasonal fluctuations, with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas holiday season and the colder weather at our Mid-West operations, and the third quarter being the slowest, as people tend to eat less steak in the summer months. This seasonality, however, is less pronounced at our California locations which do not experience the same seasonal changes in weather that occur at our Mid-west locations.

         We have three business units which have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two businesses units--Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants--that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restuarant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

         Since our Pacific Basin Foods subsidiary is in the wholesale business of providing food supplies to restaurants, its profit margin on the sale of food products to restaurants is significantly less than the margin that can be obtained through restaurant sales. In addition, since Pacific Basin Foods maintains a large inventory of food supplies to service its wholesale customers, its business is more susceptible to the risk of inventory obsolescence than our other business operations.

Results of Operations

    Year Ended December 28, 1999 Compared to the Year Ended December 29, 1998

         Revenues for the year ended December 28, 1999 increased $161,281,152 or 2,474% from $6,519,421 for the year ended December 29, 1998 to $167,800,573 for the same period in 1999. The increase is almost entirely attributable to the acquisition of Paragon. Gross revenue for the restaurants purchased in the Paragon acquisition increased by 3.3% for the year ended December 28, 1999 compared to the gross revenue for comparable restaurants for the same period in 1998.

         Food and beverage costs for the year ended December 28, 1999 increased $77,358,888 or 3,011% from $2,569,457 for the year ended December 29, 1998 to
$79,928,345 for the same period in 1999. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 45.9% for the year ended December 29, 1998 compared to 34.9% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 90.5% of the food distribution revenue for the year ended December 28, 1999. The total food and beverage cost as a percentage of total revenue was 47.6%, which includes the restaurants and the food distribution subsidiary. The increase in the food and beverage costs at the restaurant level is directly related to the acquisition of Paragon which carries traditional steakhouse food and beverage costs, and higher meat prices experienced by the restaurant industry in 1999.

         Payroll and payroll related costs for the year ended December 28, 1999 increased $44,091,544 or 2,203% from $2,001,542 for the year ended December 29, 1998 to $46,093,086 for the same period in 1999. Payroll and payroll related costs as a percentage of revenues were 30.7% for the year ended December 29, 1998 compared to 27.5% for the same period in 1999. The decrease in payroll costs as a percentage of revenue is attributed to the cost cutting program implemented by the Company in 1999. The Company believes that its labor cost is in line with industry averages.

         Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the year ended December 28, 1999 increased $27,072,296 or 1,878% from $1,441,367 for the year ended December 29, 1998 to $28,513,663 for the same period in 1999. These costs as a percentage of restaurant revenues were 22.11% for the year ended December 29, 1998 compared to 17.0% for the same period in 1999. The decrease is principally due to the acquisition of Paragon whose direct operating costs as a percentage of revenue are less than those previously experienced by the Company due to the economies of scales of operating more restaurants.

         Depreciation and amortization for the year ended December 28, 1999 increased $4,065,594 or 2,744% from $148,156 for the year ended December 29, 1998 to $4,213,750 for the same period in 1999. The increase is principally due to the acquisition of Paragon, which significantly increased the depreciable assets owned by the Company.

         General and administrative expenses for the year ended December 28, 1999 increased $6,145,550 or 277% from $2,219,992 for the year ended December 29, 1998 to $8,365,542 for the same period in 1999. General and administrative expenses as a percentage of revenues was 34.1% for the year ended December 29, 1998 compared to 5.0% for the same period in 1999. This increase in the dollar amount of general and administrative expenses is principally due to the acquisition of Paragon. The Company has significantly reduced its general and administrative expenses throughout 1999. A majority of the reduction represents salaries and benefits of employees who were terminated throughout the year, with a significant reduction in the second fiscal quarter. The Company began to realize a reduction in general and administrative expenses in the third and fourth quarters.

         Interest income, expense and financing costs, net, for the year ended December 28, 1999 increased $3,754,373 or 460% from $816,466 for the year ended December 29, 1998 to $4,570,839 for the same period in 1999. The increase is principally due to an increase in outstanding indebtedness, which was assumed in connection with the acquisition of Paragon and additional borrowings by the Company in the fall of 1998 and spring of 1999.

    Year Ended December 29, 1998 Compared to the Year Ended December 30, 1997

         Revenues for the year ended December 29, 1998 increased $4.6 million from $1.9 million for the year ended December 30, 1997 to $6.5 million. The increase is wholly attributable to the acquisition of Paragon on December 21, 1998. Gross revenue for Pacific Basin Foods' operations for the year ended December 28, 1998 was $918,000.

         Food and beverage costs for the year ended December 29, 1998 increased $1.9 million from $627,000 for the year ended December 30, 1997 to $2.5 million. The total food and beverage costs as a percentage of total revenue was 33.6% for the year ended December 30, 1997 compared to 39.4% for the same period in 1998. This increase was primarily the result of our acquisition of Pacific Basin Foods and its wholesale food distribution business in connection with our acquisition of Paragon. Food and Beverage costs of the restaurants for the year ended December 29, 1998 was $1,763,000 compared to $627,165 for the same period in 1997. Food and beverage costs of the restaurants as a percentage of restaurant revenues was 31.5% for the year ended December 29, 1998 compared to 33.6% for the same period in 1997. Food and beverage costs of Pacific Basin Foods was $807,000 for the year ended December 29, 1998. No comparison is made for Pacific Basin Foods to the fiscal year ended December 30, 1997 because we did not acquire Pacific Basin Foods until December 1998 and we were not operating in the wholesale food distribution business prior to that acquisition.

         Payroll and payroll related costs for the year ended December 29, 1998 increased $1.2 million from $757,000 for the year ended December 30, 1997 to $2 million. Payroll and payroll related costs as a percentage of revenues was 40.5% for the year ended December 30, 1997 compared to 30.7% for the same period in 1998. This decrease is principally due to the economies of scale of operating more restaurants. Payroll and payroll related costs for the restaurants was 34.5% of restaurant revenues for the year ended December 29, 1998. Payroll and payroll related costs of Pacific Basin Foods for the year ended December 28, 1998 were $69,000, and constituted 7.5% of Pacific Basin Foods' revenues.

         Direct operating costs for the year ended December 29, 1998 increased $1 million from $400,000 for the year ended December 30, 1997 to $1.4 million. Direct operating costs as a percentage of revenues were 22.1% for the year ended December 29, 1998 compared to 21.4% for the same period in 1997. These costs as a percentage of restaurant revenues were 21.4% for the year ended December 30, 1997 compared to 24.8% for the same period in 1998. Direct operating costs of Pacific Basin Foods were $55,000 for the year ended December 29, 1998 and constituted 6.0% of Pacific Basin Foods' revenues. Direct operating costs of Pacific Basin Foods were $55,000 for the year ended December 28, 1998 and constituted 6.0% of Pacific Basin Foods' revenues.

         Depreciation and amortization for the year ended December 29, 1998 decreased $74,000 or 33.3% from $222,000 for the year ended December 30, 1997 to $148,000 for the same period in 1998.

         General and administrative expenses for the year ended December 29, 1998 increased $1.9 million from $351,000 for the year ended December 30, 1997 to $2.2 million. General and administrative expenses as a percentage of revenues was 34.1% for the year ended December 29, 1998 compared to 18.8% for the year ended December 30, 1997. General and administrative expenses of the restaurants only was $2,192,00 for the year ended December 29, 1998 compared to $350,945 for the year ended December 30, 1997. General and administrative expenses as a percentage of restaurant revenues was 18.8% for the year ended December 30, 1997 compared to 34.1% for the same period in 1998. This increase in the actual amount is due to the acquisition of Paragon and its subsidiary, Pacific Basin Foods. The significant increase as a percentage of revenue is due to the decline in restaurant revenues while the remodeling of two of our then four existing restaurants was undertaken, higher legal and accounting costs related to being a publicly traded company, and increased compensation expenses. General and administrative expenses of Pacific Basin Foods was $27,000 for the year ended December 29, 1998 and constituted 2.9% of the Pacific Basin Foods' revenues.

         Pre-opening startup costs for the year ended December 29, 1998 were $0 as compared to $65,000 for the year ended December 30, 1997. In lieu of opening new restaurants in 1998, we acquired Paragon and its 78 then operating restaurants. The adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" had minimal impact on us, because it was generally our policy to expense all start up costs.

         Net interest expense for the year ended December 29, 1998 increased $294,000 from $523,000 for the year ended December 30, 1997 to $817,000. The increase is principally due to interest charges taken by us as a result of the conversion of $92,000 in convertible debentures in July 1998 and the issuance of $1.1million of debt in July, September and December 1998.

         The extraordinary loss reported by the Company for the year ended December 29, 1998 was due to our conversion of $1.1 million of private placement notes payable into shares of common stock at $4 per share.

 Liquidity and Capital Resources

         Our initial public offering was commenced on February 27, 1998. In addition to the approximately $9.3 million raised by us in 1998 in equity and debt financing, we raised $1.5 million under a promissory note in March 1999 and $4.0 million in private placement equity offerings in June and July 1999. A significant portion of the equity and debt financing raised in 1998 was used to pay the purchase price and related transaction costs associated with the acquisition of Paragon and to a lesser degree to fund the our operating loss.

         The Company has a cash and cash equivalents balance of $1,590,467 at December 28, 1999. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities. In order for the Company to expand its operations through the purchase or construction of new restaurants, the Company will require additional debt and equity financing.

         The Company is currently in default with respect to certain loan covenants associated with a $20 million loan that is collateralized by 19 restaurants owned by the Company. The Company intends to use a portion of the proceeds from its sale leaseback with HS Realty Partners, LP, if completed, to pay down this $20 million loan.

         On December 21, 1998, Pacific Basin Foods entered into a $6,000,000 revolving line of credit with a financing company. The line of credit bears interest at prime, plus 1.25%. Borrowings and required payments under the line of credit are based upon a formula utilizing accounts receivable and inventories. The line of credit is collateralized by substantially all of Pacific Basin Foods' tangible property and accounts receivable. We have also pledged as additional collateral a $250,000 certificate of deposit. The line of credit was used to pay down accounts payable and advance funds to us and for working capital requirements. The terms of the line of credit include specific financial covenants, restrictions on loans to us and other affiliates, and maintenance of a specified level of tangible net worth. In connection with the acquisition of Paragon, we assumed repayment of this obligation. We were in compliance with these covenants at December 28, 1999.

         On August 30, 1996, Paragon entered into a $22.6 million secured mortgage financing with a financing company. Paragon and one of its subsidiaries, Paragon of Michigan, Inc., are liable for the repayment of such financing. In connection with the acquisition of Paragon, we assumed repayment of this obligation. The facility bears interest at 10.39% and is payable in 180 equal installments of principal and interest, with the final installment due in September 2011. In 1997, we prepaid $627,000 of the mortgage, reducing the original monthly payments of $249,000 to $241,000. The prepayment was funded from the sale of a portion of the security. The facility is secured by substantially all of Paragon's owned land, buildings, and the improvements thereon. The facility proceeds were used to refinance existing debt, finance restaurant remodels, and pay fees and expenses associated with the facility. The terms of the facility include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to us. On April 30, 1997 and on May 28, 1997, the facility was amended primarily to modify the loan covenants. As of each of September 7, 1999 and December 29, 1998, we were not in compliance with certain financial ratio loan covenants and therefore we have reclassified the entire loan balance as current.

         Our operating activities for the year ended December 28, 1999 used $2.5 million of cash. This was chiefly the result of the net loss for the year. In addition, the use of cash of approximately $1.3 million for investing activities relates primarily to the capital purchase of furniture and equipment for the steakhouses.

         The major source of cash provided by financing activities for the year ended December 28, 1999 were two private placement offerings of a total of 705,197 shares of common stock with gross proceeds of $4.3 million. In June 1999, we issued 363,818 shares of common stock in a private placement offering that resulted in gross proceeds to us of $2.0 million. In July 1999, we issued 341,379 shares of common stock in a private placement offering that resulted in gross proceeds to us of $2,325,000.

         The cost of opening each new restaurant ranges from $800,000 to $1,200,000 for the build-out of a brand-new facility and from $500,000 to $800,000 for the conversion of an existing restaurant, which includes leasehold improvements, furniture, fixtures, equipment, food and beverage inventory and other start-up expenses. Our capital expenditures for the year ended December 28, 1999 were $1,346,661 compared to $355,846 for the same period in 1998.

         We lease restaurant and transportation equipment under operating and capital leases. These leases have initial terms generally ranging from five to seven years and require a fixed monthly payment, or in the case of transportation equipment, additional payments on a per mile basis.

         We may need additional sources of financing during the next 12 months. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our growth strategy, including any potential additional acquisitions, which could lower our revenues and net income, if we achieve profitability in the future. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

         We intend to continue our aggressive acquisition program with a combination of cash, common stock on some debt used to finance the primary portion of consideration. We expect the cash needed for these acquisitions to come from additional financing facilities and potential debt or equity offerings.

         In June 1999 the FASB issued SFAS No. 136, "Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others" and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." These statements are not applicable to us.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

         The consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

        None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.

         The current directors, executive officers and key employees of the Company are as follows:

                      NAME             AGE                  POSITION

EXECUTIVE OFFICERS AND DIRECTORS:

Richard M. Lee.................         34    Chairman of the Board and Chief
                                              Executive Officer
Hiram J. Woo...................         64    President, Corporate Secretary,
                                              and Director
Joseph L. Wulkowicz............         49    Chief Financial Officer

KEY EMPLOYEES:

Michael F. Maloney.............         35    Vice President of Operations
Michael W. Morehead............         50    Vice President of Marketing

OUTSIDE DIRECTORS:

Tom Edler......................         55    Director
Mark W. Goudge.................         36    Director
Tod Lindner....................         54    Director

         RICHARD M. LEE has been our Chairman of the Board and Chief Executive Officer since our inception in 1996. Mr. Lee began his business career upon graduating high school at the age of 17, founding his first company with a total of $3,500 of seed capital. By the age of 22, Mr. Lee was recognized as a "young-millionaire" entrepreneur by the University of Southern California. In addition, Mr. Lee was one of the youngest inductees into the Young Presidents Organization of America. Mr. Lee has been featured in numerous industry, local and national media publications. He was featured as a model entrepreneur in the university textbook, Contemporary Business (Dryden Press: 1990). From 1983 to 1990, Mr. Lee was the founder and President of Audio-Chamber International, Inc. based in Orange County, California, a manufacturer of high-fidelity mobile sound systems. In 1990, Mr. Lee sold Audio-Chamber International, Inc. to actively invest in real estate and securities. From 1991 to 1992, Mr. Lee co-founded and co-managed Aristotle Investments Ltd. as its chief strategist for investments in franchise restaurant acquisitions. From 1992 to May 1996, Mr. Lee was the co-founder and Chairman/CEO of China Coast Foods, Inc., a company formed to explore opportunities in the food industry in the Peoples Republic of China. Mr. Lee has also been involved with and invested in franchised restaurants, including Domino's Pizza Restaurants and Popeyes Famous Fried Chicken.

         HIRAM J. WOO has been our President and Corporate Secretary, and a Director since our inception. He has devoted the substantial portion of his entire business time and attention exclusively to our business and affairs since our inception. Since 1976, he has also owned an accounting firm with numerous restaurateurs among its clients. Over the past 14 years, Mr. Woo has actively invested in, owned or reorganized and restructured various restaurants, ranging from large-scale casual dining establishments to night clubs to bar and grill operations. In 1980, Mr. Woo founded and has since managed Regal Financial Development Corporation ("RFDC"), a real estate development and planning firm. In the past 14 years, RFDC has managed over $300 million of real estate development projects in the Western United States. Mr. Woo is a Certified Public Accountant. Mr. Woo received his Bachelor of Science Degree in Accounting from the University of California at Berkley in 1957.

         JOSEPH L. WULKOWICZ became our Chief Financial Officer in 1999. Prior to joining us, Mr. Wulkowicz served for two years as the Vice President and Chief Financial Officer of McArthur HTC International, Inc., a leading importer and marketer of licensed products to the gift, sports and promotional industry. From 1994 to 1997, Mr. Wulkowicz was the Vice President and Controller of Planet Polymer Technologies, Inc., a publicly held manufacturer of biodegradable resins. Mr. Wulkowicz received his Bachelors of Art from De Paul University in 1973 and completed his Masters of Business Administration in 1977 at De Paul University Graduate School of Business.

         MICHAEL F. MALONEY has been our Vice President of Operations since January 1999. Between 1997 and 1999, Mr. Maloney was the Director of Franchise Operations for Jimmy Johns Gourmet Sandwiches throughout the Midwest. Mr. Maloney joined the leadership team of Lone Star Steakhouse and Saloon, Inc. in 1991 and was promoted in 1996 to Regional Vice President of Operations, supervising one hundred and five restaurants with a combined volume of approximately $260 million. Prior to joining Lone Star, Mr. Maloney had managed restaurants for Steak and Ale Corporation and King Family Restaurants. He received his computer science and math education at the University of Pittsburgh.

         MICHAEL W. MOREHEAD became our Vice President of Marketing in 1999. Mr. Morehead returned to us in 1994, and was our Vice President of Business Development since 1995. Prior to 1994, Mr. Morehead was the Vice President of Marketing for Rusty Pelican Restaurants, Inc. between 1989 and 1993 and for Carlo's Murphy's Restaurants between 1981 and 1988. Mr. Morehead has been affiliated with the restaurant industry for over 28 years. Prior to focusing on marketing and concept development, Mr. Morehead worked for over ten years in restaurants operations, including multi-unit supervision. He received his engineering education at Southern Illinois University.

         TOM EDLER has been a Director since May, 1998. Mr. Edler is a Senior Vice President of Capitol Bay Securities, a regional investment banking firm. Prior to joining Capitol Bay Securities, Mr. Edler was a real estate broker at Grubb & Ellis Company, specializing in the acquisition, disposition, development and leasing of restaurant and hotel properties throughout California. Prior thereto, Mr. Edler was President of Edler & Associates/Pacific Leisure Properties, a restaurant/hospitality consulting and brokering firm. Mr. Edler received his Bachelor of Science degree from Indiana University with subsequent post-graduate studies at the University of Southern California. He served as an officer in the United States Air Force for four years immediately following college.

         MARK W. GOUDGE has been a Director since September, 1998. Mr. Goudge has been a financial consultant in the private client group at Merrill Lynch in Laguna Hills, California since June 1992. Mr. Goudge graduated from the University of Alaska-Fairbanks in December 1987 with a B.A. in Finance.

         TOD LINDNER has been a Director since January, 1999. Mr. Lindner has been a managing director of Pentech Capital Markets Group since May, 1999. Prior to joining Pentech Capital Markets Group, Mr. Lindner was a managing director of Ally Capital Group Inc., an investment banking firm from 1996 to April, 1999. Prior thereto, Mr. Lindner founded and was President of Northwest Capital Corporation, an originator of upper middle market commercial loans, from 1984 through 1996. Mr. Lindner received his Bachelor of Science in finance and banking from the University of Oregon in 1966. Mr. Lindner currently serves as a director of Bay-Con, Inc. and as a director of Magnum Cinema, LLC.

         None of our directors, executive officers or key employees is related to any other of our directors, executive officers or key employees. Our compensation committee is comprised of Messrs. Lindner, Goudge and Edler. Our audit committee is comprised of Messrs. Woo, Goudge and Edler.

BOARD OF DIRECTORS

         The number of directors is currently fixed at five. Our certificate of incorporation provides that the Board of Directors shall be divided into three classes. The members of each class of directors serve for staggered three-year terms. The member of the Class I Directors is Mr. Goudge; the members of the Class II Directors are Messrs. Edler and Lindner; and the members of the Class III Directors are Messrs. Woo and Lee. The initial terms of office of the Class I Directors, Class II Directors and Class III Directors will expire upon the election and qualification of directors at the annual meeting of stockholders held following the fiscal years ending in December, 2000, 2001 and 2002, respectively. At each subsequent annual meeting of stockholders, stockholders will elect or re-elect directors for a full term of three years to succeed those directors whose terms are expiring. Any alteration, amendment or repeal of the staggered board requirement in the certificate of incorporation would require the affirmative vote of stockholders owning at least 66 2/3% of the total shares outstanding and entitled to vote generally in the election of directors, voting together as a single class.

Section 16(a) Beneficial Ownership Reporting Compliance

         Pursuant to Section 16 (a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended December 31, 1999, all of its executive officers and directors complied with the requirements of Section 16 (a).

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to executive officers of the Company for the three fiscal years ended December 28, 1999.

                                                                                      Long Term
      Name and                                                 Other Annual       Compensation Awards
 Principal Position      Year     Salary($)      Bonus($)     Compensation(1)    Securities Underlying
                                                                                     Options (#)
------------------------------------------------------------------------------------------------------
Richard M. Lee         1999      $100,000      $175,500              19,248                 -
Chairman of the        1998      $ 87,500      $294,689              15,892           201,000
Board and Chief        1997      $ 50,000             -               5,809                 -
Executive Officer      1996      $ 50,000             -               2,421            82,500


Hiram J. Woo           1999      $ 80,000      $ 94,500               7,870                 -
President and Chief    1998      $ 71,250      $111,567               7,870           134,000
Financial Officer      1997      $ 45,000             -               1,968                 -
                       1996      $ 45,000             -                   -            82,500

------------------
(1) Other annual compensation consists of a car allowance paid by the Company.

                       OPTIONS GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning stock option grants made to each of the named executive officers in fiscal 1999. No stock appreciation rights were granted to these individuals during such year.

                                INDIVIDUAL GRANTS

                    Number of Securities    Percent of Total Options
                     Underlying Options      Granted to Employees in
       Name              Granted (#)               Fiscal Year             Exercise Price ($/Sh)      Expiration Date
---------------------------------------------------------------------------------------------------------------------
Richard M. Lee           554,137                        43.7%           70,087 options with an          May 2009
                                                                        exercise price of $5.95
                                                                        484,050 options with an
                                                                        exercise price of $6.90         July 2009

Hiram J. Woo             287,462                        22.7%           42,412 options with an          May 2009
                                                                        exercise price of $5.40
                                                                        245,050 options with an
                                                                        exercise price of $6.25         July 2009

                                       30

                   OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth information concerning option exercises and option holdings for the fiscal year 1999 with respect to each of the named executive officers. No named executive officers exercised any options during such year.

         AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-
                                END OPTION VALUES

                                                      Number of Securities Underlying Unexercised  Value of Unexercised In-the-money
                     Shares Acquired       Value             Options at Fiscal Year End (#)          Options at Fiscal Year End ($)
       Name          on Exercise (#)    Realized ($)           Exercisable/Unexercisable             Exercisable/Unexercisable (1)
------------------------------------------------------------------------------------------------------------------------------------
Richard M. Lee              0                0                   283,500 exercisable/                       $694,438 exercisable/
                                                                 554,137 unexercisable                      $0 unexercisable
Hiram J. Woo                0                0                   216,500 exercisable/                       $587,188 exercisable/
                                                                 287,462 unexercisable                      $0 unexercisable


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock, as of December 28, 1999, by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company, (ii) each director of the Company and
(iii) all directors and executive officers as a group.

                                                                   Number                     Percentage
                                                                of Shares (1)         Beneficially Owned
                                                                -------------         --------------------------
Richard M. Lee (2) (8)....................................           540,420                    14.8%
Hiram J. Woo (3) (9)......................................           374,042                    10.4%
Joseph L. Wulkowicz (10)..................................                 0                       0%
Tom Edler (4) (11)........................................                 0                       0%
Mark W. Goudge (5) (12)...................................                 0                       0%
Tod Lindner (6)...........................................                 0                       0%
RS Investment Management Co. LLC (7)......................           815,800                    24.2%
All officers and directors as a group                                914,462                    23.6%
   (6 persons) (8) (9)....................................

----------------------
(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Does not include an aggregate of 1,000,000 shares of Series B Convertible Preferred Stock and 1,050,000 shares of Series C Convertible Preferred Stock, which shares have rights to vote with the Common Stock as one class on a one-vote-per-share basis. After giving effect to such Series B and Series C Convertible Preferred Stock, Mr. Lee currently holds 42.3% of the combined stockholder voting power of the Company. Mr. Lee's business address is at 10200 Willow Creek Road, San Diego, California 92131. Does not include options held by Mr. Lee to acquire up to 554,137 shares of Common Stock.

(3) Mr. Woo's business address is at 10200 Willow Creek Road, San Diego, California 92131. Does not include options held by Mr. Woo to acquire up to 287,462 shares of Common Stock. Does not include 700,000 shares of Series C Convertible Preferred Stock, which shares have rights to vote with the Common Stock as one class on a one-vote-per-share basis. After giving effect to such Series C Convertible Preferred Stock, Mr. Woo currently holds 17.6% of the combined stockholders voting power of the Company.

(4) Mr. Edler's business address is c/o Grubb & Ellis Company, 770 L Street, Suite 700, Sacramento, California.

(5) Mr. Goudge's business address is 24422 Avenida de la Carlta, Suite 400, Laguna Hills, California 92653.

(6) Mr. Lindner's business address is 17 E. Sir Francis Drake Boulevard, Suite 230, Larkspur, California 94939.

(7) RS Investment Management Co. LLC's business address is 388 Market Street, Suite 200, San Francisco, California 94111.

(8) Includes the assumed exercise of options to purchase 283,500 shares which are exercisable within 60 days by Mr. Lee.

(9) Includes the assumed exercise of options to purchase 216,500 shares which are exercisable within 60 days by Mr. Woo.

(10) Does not include options held by Mr. Wulkowicz to acquire up to 45,000 shares of Common Stock.

(11) Does not include options held by Mr. Edler to acquire up to 15,000 shares of Common Stock.

(12) Does not include options held by Mr. Goudge to acquire up to 15,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Employment Agreements

         The Company has entered into separate Employment Agreements with Richard M. Lee and Hiram J. Woo. See "Employment Agreements."

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

10.2* Lease between University Plaza, Ltd. and the Company dated September 4, 1996. (re: Fullerton).

10.3* Lease between Mission Grove Plaza, LP and Kent Andersen (Seller) dated March 8, 1993 and assigned to the Company March 1, 1997. (re:
         Riverside).

10.4* Lease between E & R Co-ownership (The Family Corner) and the Company dated February 1, 1997. (re: Norco).

10.5* Employment Contract between the Company and Michael R. Dunmire dated October 15, 1996.

10.6* Employment Contract between the Company and Rebecca L. Rotman dated October 15, 1996.

10.7*    Employment Contract between the Company and Hiram J. Woo dated June 3,
         1996.

10.8* Employment Contract between the Company and Richard M. Lee dated June 3, 1996.

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

10.16*   Richard M. Lee Stock Option Agreement.

10.17*   Hiram J. Woo Stock Option Agreement.

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

10.22*** Form of Agreement Not to Compete.

10.23*** Form of Management Agreement.

10.24*** Form of Non-negotiable Promissory Note.

10.25****Form of Securities Purchase Agreement by and between the Company and each of JMG Capital Partners, L.P., Triton Capital Investments Limited, and Barry Lebin.

10.26****Form of Registration Rights Agreement by and between the Company and each of JMG Capital Partners, L.P., Triton Capital Investments Limited, and Barry Lebin.

10.27****Form of Debenture issued to JMG Capital Partners, L.P., Triton Capital
         Investments Ltd and Barry Lebin.

10.28****Form of Note Purchase Agreement by and between the Company and Talisman
         Capital Opportunity Fund Ltd.

10.29****Form of Secured Exchangeable Note issued to Talisman Capital
         Opportunity Fund Ltd.

10.30****Form of Warrant issued to Talisman Capital Opportunity Fund Ltd.

10.31****Form of Collateral, Pledge and Security Agreement by and between the Company and Talisman Capital Opportunity Fund Ltd.

10.32****Form of Warrant issued to Joseph Donohue, Jr., Max Rockwell, Mark
         Angelo, Hunter Singer, John Audiferren, AIBC Investment Services Corp., May Davis Group and Barry Lebin.

10.33****Loan and Security Agreement dated December 21, 1998 by and between
         Pacific Basin Foods, Inc. and The CIT Group/Credit Finance, Inc.

10.34****Security Agreement dated December 21, 1998 by and between the Company and The CIT Group/Credit Finance, Inc.

10.35****Secured Continuing Guaranty dated December 21, 1998 executed by the
         Company.

10.36****Security Agreement (Intellectual Property) dated December 21, 1998 by and between the Company and The CIT Group/Credit Finance, Inc.

10.37****Grant of Security Interest (Trademarks) dated December 21, 1998 executed by the Company.

10.38*****Purchase and Sale Agreement between Paragon Steakhouse Restaurants,
          Inc. and HS Realty Partners, LP

16.0*     Letter re: Change of Certifying Accountant.

23.1****  Consent of Singer Lewak Greenbaum & Goldstein LLP.

23.2****  Consent of Ernst & Young LLP.

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

                                             STEAKHOUSE PARTNERS, INC.

                                             /s/Richard M. Lee

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

Name and Capacity                                            Date

/s/Richard M. Lee                                            March 24, 2000
Name:     Richard M. Lee
Title:    Chairman of the Board of Directors
          and Chief Executive Officer
          (Principal Executive Officer)

/s/Hiram J. Woo                                              March 24, 2000
Name:     Hiram J. Woo
Title:    President, Secretary and Director

/s/Joseph L. Wulkowicz                                       March 24, 2000
Name:     Joseph L. Wulkowicz
Title:    Chief Financial Officer (Principal Financial
           and Accounting Officer)

/s/Tom Edler                                                 March 24, 2000
Name:     Tom Edler
Title:     Director

/s/Mark W. Goudge                                            March 24, 2000
Name:     Mark W. Goudge
Title:    Director

/s/Tod Lindner                                               March 24, 2000
Name:     Tod Lindner
Title:    Director

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                                                     STEAKHOUSE PARTNERS, INC.
                                       (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                              AND SUBSIDIARIES
                                                                      CONTENTS
                                                             December 31, 1999
------------------------------------------------------------------------------
                                                                          Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                         2 - 4

     Consolidated Statements of Operations                              5 - 6

     Consolidated Statements of Stockholders' Equity                        7

     Consolidated Statements of Cash Flows                             8 - 10

     Notes to Consolidated Financial Statements                       11 - 40

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders

Steakhouse Partners, Inc.
(formerly Galveston's Steakhouse Corp.) and subsidiaries

We have audited the accompanying consolidated balance sheet of Steakhouse Partners, Inc. (formerly Galveston's Steakhouse Corp.) (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steakhouse Partners, Inc. (formerly Galveston's Steakhouse Corp.) and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 1999, the Company maintained a current ratio of 0.25-to-1, which arose from a working capital deficit of $34,765,903. In addition, the Company is in default with secured financing as of December 31, 1999. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 7, 2000

                                                    STEAKHOUSE PARTNERS, INC.
                                      (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                             AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEET
                                                            December 31, 1999
-----------------------------------------------------------------------------

                                     ASSETS

Current assets
     Cash and cash equivalents                                     $  1,590,467
     Accounts receivables, net of allowance for
         doubtful accounts of $61,264                                 3,498,401
     Inventories                                                      5,173,175
     Advances to officers                                               150,000
     Prepaid expenses and other current assets                        1,439,021
                                                                    -----------
              Total current assets                                   11,851,064

Property, plant, and equipment, net                                  47,608,117

Other assets
     Intangible assets, net                                             443,722
     Other                                                            1,568,207
     Cash - restricted under collateral agreements                    1,609,503
                                                                    -----------
                  Total assets                                      $63,080,613
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                              December 31, 1999
-------------------------------------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Current portion of long-term debt                              $22,434,042
     Current portion of capital lease obligations                       542,569
     Line of credit                                                   2,775,435
     Accounts payable                                                 4,925,479
     Accrued liabilities                                              2,522,281
     Unearned revenue                                                 6,567,589
     Reserve for self insurance claims                                2,499,339
     Sales and property taxes payable                                 1,261,181
     Accrued payroll costs                                            3,089,052
                                                                    -----------
         Total current liabilities                                   46,616,967

Long-term debt, net of current portion                                3,681,566
Capital lease obligations, net of current portion                     7,909,068
Deferred taxes                                                          162,970
Deferred rent                                                         2,208,696
              Total liabilities                                      60,579,267
                                                                    -----------
Commitments and contingencies

   The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                              December 31, 1999
-------------------------------------------------------------------------------

Stockholders' equity
     Preferred stock, $0.001 par value
         2,250,000 shares authorized
         0 shares issued and outstanding                            $         -
     Preferred stock, Series B, Convertible, $0.001 par value
         1,000,000 shares authorized
         1,000,000 shares issued and outstanding                          1,000
     Preferred stock, Series C, Convertible, $0.001 par value
         1,750,000 shares authorized
         1,750,000 shares issued and outstanding                          1,750
     Common stock, $0.01 par value
         10,000,000 shares authorized
         3,369,022 shares issued and outstanding                         33,690
     Subscription receivable                                            (10,000)
     Treasury stock, 28,845 shares, at cost                            (175,000)
     Additional paid-in capital                                      11,527,192
     Accumulated deficit                                             (8,877,286)
                                                                    -----------

              Total stockholders' equity                              2,501,346
                                                                    -----------
                  Total liabilities and stockholders' equity        $63,080,613
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the Years Ended December 31, 1999 and 1998
-------------------------------------------------------------------------------
                                                      1999            1998
                                                  ------------     ------------
Revenues                                          $167,800,573     $  6,519,421
                                                  ------------     ------------
Cost of sales
     Food and beverage                              79,928,345        2,569,457
     Payroll and payroll related costs              46,093,086        2,001,542
     Direct operating costs                         28,513,663        1,441,367
     Depreciation and amortization                   4,213,750          148,156
                                                  ------------     ------------
         Total cost of sales                       158,748,844        6,160,522
                                                  ------------     ------------

Gross profit                                         9,051,729          358,899

Costs and expenses
     General and administrative expenses             8,365,542        2,219,992
                                                  ------------     ------------

Income (loss) before other income (expense)            686,187       (1,861,093)
                                                  ------------     ------------

Other income (expense)
     Interest income                                    36,942           68,495
     Interest and financing costs                   (4,607,781)        (884,961)
                                                  ------------     ------------
         Total other income (expense)               (4,570,839)        (816,466)
                                                  ------------     ------------

Loss before provision for income taxes and
     extraordinary loss on debt extinguishment      (3,884,652)      (2,677,559)

Provision for income taxes                              10,387            6,044
                                                  ------------     ------------
Loss before extraordinary item                      (3,895,039)      (2,683,603)

Extraordinary loss on debt extinguishment                    -         (278,125)
                                                  ------------     ------------
Net loss                                          $ (3,895,039)    $ (2,961,728)
                                                  ============     ============


   The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                 For the Years Ended December 31, 1999 and 1998

-------------------------------------------------------------------------------
                                                     1999               1998
                                                  ----------         ----------
Basic and diluted loss per share
   before extraordinary item                      $    (1.39)        $  (  1.26)
                                                  ==========         ==========

Extraordinary loss per share                      $        -         $    (0.13)
                                                  ==========         ==========

Basic and diluted loss per share after
   extraordinary item                             $    (1.39)        $    (1.39)
                                                  ==========         ==========

Weighted-average shares outstanding                2,800,805          2,135,241
                                                  ==========         ==========



   The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 For the Years Ended December 31, 1999 and 1998

-------------------------------------------------------------------------------

                                       Preferred Stock           Preferred Stock
                                    Series B, Convertible     Series C, Convertible         Common Stock
                                 -------------------------    ----------------------   -----------------------  Subscriptions
                                    Shares        Amount        Shares       Amount      Shares       Amount      Receivable
                                 -----------   -----------    ----------    --------   ----------   ----------   -----------
Balance, December 31, 1997         1,000,000   $     1,000            -     $      -      825,000   $    8,250   $         -
Issuance of common stock in
   connection with initial public
   offering                                                                             1,250,000       12,500
Issuance costs
Conversion of promissory notes                                                            333,325        3,333
Issuance of common stock in lieu
   of interest                                                                             20,000          200
Interest from fixed conversion
   features
Extraordinary loss on debt
   extinguishment
Net loss
                                 -----------   -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1998         1,000,000         1,000            -            -    2,428,325       24,283            -
Issuance of common stock for
   services rendered                                                                      146,000        1,460
Issuance of common stock in lieu
   of interest                                                                             52,500          525
Issuance of common stock for
   cash in connection with private
   placements                                                                             705,197        7,052
Issuance costs
Issuance of warrants in lieu of
   interest
Issuance of Series C convertible
   preferred stock                                            1,750,000        1,750
Purchase of stock options
Exercise of stock options                                                                  35,000          350
Purchase of treasury stock
Issuance of common stock for
   subscriptions receivable                                                                 2,000           20      (10,000)
Net loss
                                 -----------   -----------  -----------  -----------  -----------  -----------  -----------
     Balance, December 31, 1999    1,000,000   $     1,000    1,750,000  $     1,750  $ 3,369,022  $    33,690  $   (10,000)
                                 ===========   ===========  ===========  ===========  ===========  ===========  ===========




                                                        Additional
                                           Treasury      Paid-in       Accumulated
                                            Stock        Capital        Deficit         Total
                                         -----------   -----------    -----------    -----------
Balance, December 31, 1997               $         -   $   596,563    $(2,020,519)   $(1,414,706)
Issuance of common stock in
   connection with initial public
   offering                                              6,487,500                     6,500,000
Issuance costs                                          (2,532,603)                   (2,532,603)
Conversion of promissory notes                           1,201,167                     1,204,500
Issuance of common stock in lieu
   of interest                                              99,800                       100,000
Interest from fixed conversion
   features                                                378,117                       378,117
Extraordinary loss on debt
   extinguishment                                          278,125                       278,125
Net loss                                                               (2,961,728)    (2,961,728)
                                         -----------   -----------    -----------    -----------

Balance, December 31, 1998                         -     6,508,669     (4,982,247)     1,551,705
Issuance of common stock for
   services rendered                                       546,040                       547,500
Issuance of common stock in lieu
   of interest                                             205,725                       206,250
Issuance of common stock for
   cash in connection with private
   placements                                            4,318,948                     4,326,000
Issuance costs                                            (306,820)                     (306,820)
Issuance of warrants in lieu of
   interest                                                 60,000                        60,000
Issuance of Series C convertible
   preferred stock                                                                         1,750
Purchase of stock options                                   10,000                        10,000
Exercise of stock options                                  174,650                       175,000
Purchase of treasury stock                 (175,000)                                    (175,000)
Issuance of common stock for
   subscriptions receivable                                  9,980                             -
Net loss                                                               (3,895,039)    (3,895,039)
                                         -----------   -----------    -----------    -----------
     Balance, December 31, 1999          $  (175,000)  $11,527,192    $(8,877,286)   $ 2,501,346
                                         ===========   ===========    ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Years Ended December 31, 1999 and 1998

-------------------------------------------------------------------------------

                                                      1999            1998
                                                 ------------     ------------
Cash flows from operating activities
   Net loss                                      $ (3,895,039)    $ (2,961,728)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                4,213,750          148,156
       Interest paid with common stock                266,250          100,000
       Interest charges on convertible debt                 -          378,117
       Non-cash bonuses paid to officers                    -          406,256
       Loss on debt extinguishment                          -          278,125
       Deferred taxes                                 (44,613)               -
       Issuance of common stock in exchange for
         services rendered                            547,500                -
       Adjustment to purchase price of
         Paragon Steakhouse Restaurants, Inc.         435,830                -
   (Increase) decrease in
     Accounts receivable                            1,399,414       (1,126,342)
     Advances to officers                            (150,000)        (226,517)
     Inventories                                      382,114          235,998
     Prepaid expenses and other current assets       (667,548)          (8,864)
     Intangibles, net                                       -          183,438
     Other assets                                    (300,135)        (904,904)
     Cash - restricted under collateral agreements    (78,074)               -
   Increase (decrease) in
     Accounts payable                              (3,942,613)      (1,985,311)
     Accrued liabilities                             (284,767)         269,740
     Unearned revenue                                 527,605          476,165
     Reserve for self insurance claims                 (8,652)          21,273
     Sales and property taxes payable                (296,385)         134,659
     Accrued payroll costs                           (738,722)        (492,168)
     Deferred rent                                    161,976             (923)
                                                 ------------     ------------

         Net cash used in operating activities     (2,472,109)      (5,074,830)
                                                 ------------     ------------

Cash flows from investing activities
   Purchases of property, plant, and equipment     (1,346,661)        (355,846)
   Acquisition of Paragon Steakhouse Restaurants,
     Inc. and subsidiaries and Pacific Basin
     Foods, Inc., net of cash acquired                      -       (2,054,596)
                                                 ------------     ------------

           Net cash used in investing activities   (1,346,661)      (2,410,442)
                                                 ------------     ------------

  The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Years Ended December 31, 1999 and 1998

-------------------------------------------------------------------------------
                                                      1999            1998
                                                    -----------    -----------
Cash flows from financing activities

   Proceeds from issuance of debt                   $ 1,500,000    $ 5,096,367)
   Principal payments on debt and capital leases     (2,005,900)    (1,184,924)
   Proceeds from issuance of stock                    4,327,750      6,500,000
   Cash paid for offering costs                        (306,820)    (2,235,756)
   Cash received on sale of stock options                10,000              -
   Net borrowing on line of credit                    1,129,066              -
                                                    -----------    -----------
           Net cash provided by financing
              activities                              4,654,096      8,175,687
                                                    -----------    -----------
              Net increase in cash and cash
                 equivalents                            835,326        690,415

Cash and cash equivalents, beginning of year            755,141         64,726
                                                    -----------    -----------

Cash and cash equivalents, end of year              $ 1,590,467    $   755,141
                                                    ===========    ===========


Supplemental disclosures of cash flow information

   Interest paid                                    $ 4,266,122    $   501,666
                                                    -----------    -----------
   Income taxes paid                                $    10,387    $     6,044
                                                    ===========    ===========


Supplemental schedule of non-cash investing and financing activities

During the year ended December 31, 1998, debt holders of the Company converted $1,112,500 of promissory notes to 278,125 shares of the Company's common stock.

During the year ended December 31, 1998, the Company relieved advances to officers in the form of bonuses aggregating $406,256.

During the year ended December 31, 1998, the Company issued a note payable in the amount of $600,000 as part of consideration for the purchase of Paragon Steakhouse Restaurants, Inc. and subsidiaries.

During the year ended December 31, 1998, the Company issued 20,000 shares of common stock in payment of interest valued at $100,000.


  The accompanying notes are an integral part of these financial statements.

                                                      STEAKHOUSE PARTNERS, INC.
                                        (formerly GALVESTON'S STEAKHOUSE CORP.)
                                                               AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 For the Years Ended December 31, 1999 and 1998

-------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities (Continued)

During the year ended December 31, 1998, debt holders converted convertible promissory notes in the amount of $92,000 to 55,200 shares of the Company's common stock.

During the year ended December 31, 1998, the Company executed three promissory notes aggregating $393,285 for the purchase of restaurants and their related assets.

During the year ended December 31, 1999, the Company issued 52,500 shares of common stock as payment of interest valued at $206,250.

During the year ended December 31, 1999, the Company issued 20,000 warrants as payment of interest valued at $60,000.

During the year ended December 31, 1999, the Company issued 146,000 shares of common stock in exchange for services rendered valued at $547,500.

During the year ended December 31, 1999, a previous employee of the Company exercised his options to purchase 35,000 shares of the Company's common stock at $5 per share for a total value of $175,000. As payment for this exercise, the employee surrendered 28,845 shares of the Company's common stock with a fair market value on the date of exercise of $6.0669. In connection with this transaction, the Company recorded treasury stock of $175,000 as of December 31, 1999.

During the year ended December 31, 1999, the Company recorded subscriptions receivable of $10,000 for the purchase of 2,000 shares of the Company's common stock.

During the year ended December 31, 1999, the Company settled a lawsuit for approximately $1,313,000. In lieu of payment, the Company gave up three restaurants with the same value.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 1 - GOING CONCERN MATTERS

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1999, the Company (as defined in Note 2) maintained a current ratio of 0.25-to-1, which arose from a working capital deficit of $34,765,903. In addition, the Company's cash flow requirements have been met by the generation of capital through debt and equity securities. No assurance can be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. If the Company is unable to generate profits and unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

         Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ended December 31, 1999. Management's plans include the following:

         1.       Restructuring its long-term debt position.

         2. Improving the Company's financial performance through cost-reduction and restructuring of administrative overhead.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company Background and Operations

         Steakhouse Partners, Inc. (formerly Galveston's Steakhouse Corp.), a Delaware corporation, was incorporated on June 3, 1996 under the name "Texas Loosey's Steakhouse & Saloon, Inc." On December 19, 1996, the Board of Directors adopted a resolution to change its name to "Galveston's Steakhouse Corp." Up until December 18, 1998, Galveston's Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California which together formerly comprised all of the restaurants known as "Texas Loosey's Chili Parlor & Saloon" ("Texas Loosey's").

         Galveston's Steakhouse Corp. first acquired two Texas Loosey's restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996, which was subsequently amended on November 1, 1998, and closed escrow on the remaining two Texas Loosey's restaurants on May 1, 1999.

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

         During the year ended December 31, 1999, Galveston's Steakhouse Corp. changed its name to Steakhouse Partners, Inc.

         Principles of Consolidation

         The consolidated financial statements include the accounts of Steakhouse Partners, Inc. (formerly Galveston's Steakhouse Corp.) and subsidiaries, PSR, and PBF (collectively, the "Company"). Significant intercompany amounts and transactions have been eliminated in consolidation.

         Fiscal Year-End

         The Company reports its operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, the Company reports all years as ending December 31.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         The Company maintains its cash deposits at numerous banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1999, uninsured portions of the balances at those banks aggregated to $3,106,886. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

         Accounts Receivable

         Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance for doubtful accounts totaling $61,264. Management believes this to be sufficient to account for all uncollectible accounts.

         Unearned Revenue

         The Company sells gift certificates and recognizes a liability, included in unearned revenue, for gift certificates outstanding until the gift certificate is redeemed or considered to be unredeemable.

         Advertising and Promotional Costs

         Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the years ended December 31, 1999 and 1998 were $2,647,008 and $63,129, respectively.

         Direct Operating Costs

         Direct operating costs consist of those direct costs associated with operating the restaurant locations, exclusive of depreciation and amortization expense, and with costs associated with operating PBF's warehouse operations.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories

         Inventories, consisting principally of food, beverages, and restaurant supplies, are valued at the lower of cost (first-in, first-out) or market.

         Property, Plant, and Equipment

         Property, plant, and equipment, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

                  Buildings                                  20 years
                  Furniture, fixtures, and equipment          5 years

         Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets.

         Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

         Intangibles

         Intangibles consist of covenants not to compete, franchise contracts, and goodwill. The covenants not to compete and franchise contracts are being amortized over five years (the length of the contract), and goodwill is being amortized over a 15-year period. The Company continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related restaurants' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         Deferred Rent

         The leases on various facilities include certain rent relief and scheduled increasing monthly payments thereafter. In accordance with generally accepted accounting principles, the Company has accounted for these leases to provide for even charges to operations over the lives of the leases.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Comprehensive Income

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financials statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements

         In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 136, "Transfer of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others." This statement is not applicable to the Company.

         In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities." The Company does not expect adoption of SFAS No. 137 to have a material impact, if any, on its financial position or results of operations.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Reclassifications

         Certain amounts in the 1998 financial statements have been reclassified to conform with the current year presentation.

         Revenue Recognition

         Revenues are generally recognized when services are rendered.

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

         Net Loss Per Share

         The Company utilizes SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share are the same.

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Risk Concentrations

         Substantially all of the Company's accounts receivable are generated from two customers. As of December 31, 1999, accounts receivable from the two significant customers were 46% and 36% of the Company's total accounts receivable.

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at December 31, 1999 consisted of the following:

                  Land                                             $11,832,771
                  Buildings                                         24,137,881
                  Furniture, fixtures, and equipment                 3,190,868
                  Leased property under capital leases               9,665,525
                                                                   -----------
                                                                    48,827,045

                  Less accumulated depreciation and amortization     3,398,837
                                                                   -----------
                                                                    45,428,208

                  Small kitchenwares                                 2,179,909
                                                                   -----------
                      Total                                        $47,608,117
                                                                   ===========

         Depreciation and amortization expense was $4,089,837 and $148,156 for the years ended December 31, 1999 and 1888, respectively.


NOTE 4 - INTANGIBLES

         Intangibles at December 31, 1999 consisted of the following:

                  Goodwill                                         $   313,000
                  Covenants not to compete                              75,000
                  Franchise contract                                   145,000
                  Other                                                 70,000
                                                                   -----------
                                                                       603,000

                  Less accumulated amortization                        159,278
                                                                   -----------
                      Total                                        $   443,722
                                                                   ===========

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 5 - NOTE RECEIVABLE

         To obtain a letter of credit for $2,600,000 required by one of the Company's lessors, the Company placed a $500,000 deposit with the issuer of the letter of credit on November 8, 1998. The Company in turn was able to secure its deposit with the issuer of the letter of credit with a non-negotiable promissory note that bears no interest. In exchange for the letter of credit, the Company is required to pay to the issuer $118,000 and issue 20,000 warrants annually on the anniversary date of the letter of credit, pro rata for each year the letter of credit is outstanding. Any money drawn on the letter of credit will incur an interest charge of 12% per annum, and repayment of the drawn down and interest charges are due within 90 days. The letter of credit matures in five years from the date of issuance and is callable after two years from the date of issuance by the Company upon payments of amounts due to the issuer. During the year ended December 31, 1999, the Company reduced the note receivable by the $118,000. The note receivable is included in other assets in the accompanying balance sheet.

NOTE 6 - LONG-TERM DEBT

         Long-term debt at December 31, 1999 consisted of the following:

                  Convertible debt (see Note 8).                                   $ 1,100,000

                  Secured exchangeable notes (see Note 9).                           2,000,000

                  10.39% mortgage loan collateralized by the majority of the
                      Company's property, plant, and equipment, due in monthly
                      installments of principal and interest through September
                      2011 (see Note 7). The Company is currently in default on
                      this obligation.                                              19,618,578

                  Notepayable to the former owner in the amount of $870,000, bearing interest at 8% per annum from the original note
                      date (August 19, 1996). Monthly principal and interest
                      payments of $10,978 are due from February 19, 1998 through
                      July 19, 2001, with the remaining principal balance due
                      via a balloon payment on August 19, 2001.                        778,303

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (Continued)

                  Notepayable in the amount of $600,000 bearing interest at
                      6.9% per annum from the original note date (December 21,
                      1998). The note has been executed and delivered pursuant
                      to and in accordance with the terms and conditions of the
                      business combination described in Note 13. The principal
                      amount of the note was due in one installment on December
                      21, 1999. Interest on the principal balance of this note
                      shall be due and payable quarterly. The Company is
                      currently in default on this obligation.                     $   600,000

                  Note payable, dated December 21, 1998, due in one year, bearing no interest (see Notes 7 and 18).  Subsequent to the year
                      ended December 31, 1999, the amount was paid off.                250,000

                  Bridge loan, dated December 21, 1998, due in one year, bearing no interest (see Notes 7 and 18).  Subsequent to the year
                      ended December 31, 1999, the amount was paid off.                100,000

                  Notepayable, dated March 1, 1997, bearing interest at 11.25%
                      per annum with an original principal of $125,373 and
                      maturing in February 2000. The note requires monthly
                      payments of $4,063 and is secured by the assets of two
                      restaurants.                                                       6,678

                  Notepayable, dated March 1, 1997, bearing interest at 11.25%
                      per annum with an original principal of $230,997 and
                      maturing in July 2004. The note requires monthly payments
                      of $3,895 and is secured by the assets of two restaurants.       162,049

                  Notepayable, dated March 22, 1999, bearing interest at 12.5%
                      per annum with an original principal of $1,500,000. The
                      note requires monthly payments of $15,625 through February
                      2004 with the remaining principal balance due in a balloon payment in March 2004. The note is secured by the assets
                      of two restaurants. The Company is currently in default on
                      this obligation.                                               1,500,000
                                                                                   -----------
                                                                                    26,115,608

                  Less current portion                                              22,434,042
                                                                                   -----------
                           Long-term portion                                       $ 3,681,566
                                                                                   ===========

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (Continued)

         The maturities of long-term debt for the year succeeding December 31, 1999 are as follows:

                  Year Ending
                    December
                  -----------
                      2000                                     $22,434,042
                      2001                                       1,230,944
                      2002                                         130,944
                      2003                                       2,130,944
                      2004                                         130,944
                      Thereafter                                    57,790
                                                               -----------
                           Total                               $26,115,608
                                                               ===========


NOTE 7 - LINE OF CREDIT AND SECURED FINANCING

         Line of Credit

         On December 21, 1998, PBF entered into a $6,000,000 revolving line of credit (the "Revolver") with a financing company. The Revolver bears interest at prime, plus 1.25%. Borrowings and required payments under the Revolver are based upon a formula utilizing accounts receivable and inventories. The revolver is collateralized by substantially all of PBF's tangible property and accounts receivable. The Company has also pledged as additional collateral a $250,000 certificate of deposit. The Revolver was used to pay down accounts payable and advance funds to the Company and for working capital requirements. The terms of the Revolver include specific financial covenants, restrictions on loans to Company and other affiliates, and maintenance of a specified level of tangible net worth. The Company was in compliance with these covenants at December 31, 1999. As of December 31, 1999, the outstanding balance was $2,775,435; therefore, $3,224,565 was unused on the line of credit.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 7 - LINE OF CREDIT AND SECURED FINANCING (Continued)

         Line of Credit (Continued)

         In order to obtain the $250,000 as collateral, the Company entered into a $250,000 loan agreement on November 18, 1998 with an unrelated third party, maturing one year from the date of the loan. In lieu of interest, the Company agreed to immediately issue 50,000 shares of common stock upon receipt by the Company of $250,000. These shares vest pro rate over the course of one year from the date of issuance of the letter of credit. The minimum vesting percentage is 25%, and the final vesting percentage will be the actual number of days that the letter of credit is outstanding divided by 360. If the loan balance is not paid off by the maturity date, the Company will issue an additional 50,000 shares of common stock, pro rata for the days outstanding.

         The share beneficiaries also have the ability to put or sell all of their shares in this transaction back to the Company at $5 per share over a 90-day window, beginning one year from the issuance date of the letter of credit or beginning from the date of the termination of the letter of credit, whichever is earlier. Any monies drawn on this letter of credit will immediately become due and payable in full by the Company, and interest will accrue on the any unpaid monies at an annual interest rate of 12%. Any monies not paid after 30 days will be charged at an annual interest rate of 18%. The loan is guaranteed by the Company and personally guaranteed by the Company's Chairman of the Board and President. In relation to this loan, the Company recorded interest expense of $250,000 as of December 31, 1999. Subsequent to the year ended December 31, 1999, the note was paid off (see Note 18).

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 7 - LINE OF CREDIT AND SECURED FINANCING (Continued)

         Secured Financing

         On August 30, 1997, PSR entered into a $22,624,000 secured mortgage financing (the "Mortgage") with a financing company. Paragon Steakhouse Restaurants, Inc. and one of its subsidiaries, Paragon of Michigan, Inc., are liable for the repayment of such financing. The Mortgage bears interest at 10.39% and is payable in 180 equal installments of principal and interest, with the final installment due in September 2011. In 1997, the Company prepaid $626,779 of the mortgage, reducing the original monthly payments of $248,545 to $241,470. The prepayment was funded from the sale of a portion of the security. The Mortgage is secured by substantially all of PSR's owned land, buildings, and the improvements thereon. The Mortgage proceeds were used to refinance existing debt, finance restaurant remodels, and pay fees and expenses associated with the Mortgage. The terms of the Mortgage include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. On April 30, 1997 and on May 28, 1997, the mortgage agreement was amended primarily to modify the loan covenants. As of December 31, 1999, the Company is not in compliance with certain financial ratio loan covenants and therefore has reclassified the entire loan balance as current. As of December 31, 1999, the outstanding balance was $19,618,578.

         Bridge Loan

         On December 9, 1998, the Company obtained a $100,000 bridge loan from an unrelated third party, with a maturity date of one year from the date of the agreement. In lieu of interest, the agreement calls for the immediate issuance of 5,000 shares of common stock and 15,000 warrants to purchase common stock at zero cost. These shares and warrants vest pro rata over the course of one year from the date of receipt by the Company of the $100,000. The minimum vesting percentage is 25%, and the final vesting percentage will be the actual number of days until the $100,000 is paid, divided by 360.

         Upon the one-year maturity date and on each annual anniversary thereafter, as long as the $100,000 balance owed remains unpaid, the Company will issue an additional 20,000 shares of common stock, which will vest immediately. Additionally, those unpaid monies will accrue interest after the one-year maturity date at an annual interest rate of 25%. The share beneficiaries also have the ability to put or sell all their shares in this transaction back to the Company at $5 per share over a 90-day window, beginning one year from the receipt of the $100,000. The loan is guaranteed by the Company and personally guaranteed by the Company's Chairman of the Board and President. In relation to this loan, the Company recorded interest expense of $100,000 as of December 31, 1999. Subsequent to the year ended December 31, 1999, the note was paid off (see Note 18).

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 8 - CONVERTIBLE DEBT

         The Company issued convertible debt, as summarized below, payable to various individuals, which is convertible at the option of the holder to the Company's common stock. Interest at 6% per annum is payable on a quarterly basis. If the note holders elect to convert their debt to common stock, the conversion price for each share shall equal 85% of the average closing price of the Company's common stock for the five days preceding the conversion date. There were no conversions to common stock during the year ended December 31, 1999.

         The terms associated with each series for the year ended December 31, 1999 are as follows:

                  6% notes, due July 23, 2001                   $   100,000
                  6% notes, due June 3, 2001                        600,000
                  6% notes, due July 15, 2001                       400,000
                                                                -----------
                      Total                                     $ 1,100,000
                                                                ===========

         In accordance with generally accepted accounting principles, the discount on the conversion feature of the above notes, arising from the 85% conversion feature, is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible.

NOTE 9 - SECURED EXCHANGEABLE NOTES

         On September 29, 1998, the Company issued a secured exchangeable note of $650,000, maturing on September 28, 2003. Interest on the note at 14.375% per annum, based on a 360-day year, will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. The note may also be exchanged for the Company's common stock at an exchange price equal to $4.65 or the average of the four low trades in the primary market for trading in the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount. This note also provides warrants for the purchase of 73,125 shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28. The warrants may be exercised whole or in part.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 9 - SECURED EXCHANGEABLE NOTES (Continued)

         On December 21, 1998, the Company issued a secured exchangeable note of $1,350,000, maturing on September 28, 2003. Interest on the note at 12% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. The note may also be exchanged for the Company's common stock at an exchange price equal to $5.50 or the average of the four low trades in the primary market for trading in the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount. This note also provides warrants for the purchase of outstanding shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28125. The warrants may be exercised whole or in part.

NOTE 10 - STOCKHOLDERS' EQUITY

         Preferred Stock

         On June 4, 1996, the Company issued 1,000,000 shares of convertible preferred stock (Series B) to the Chairman of the Board and Chief Executive Officer of the Company for services rendered. The preferred stock has a par value of $0.001 per share and carries rights to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock is convertible into the Company's common stock on a one-for-one basis at the option of the holder at the earlier of eight years following the closing date of the Company's initial public offering ("IPO") or when the Company's annual net income equals or exceeds $3,500,000. Upon conversion, the holder of the preferred stock will be required to pay to the Company, in cash, a conversion price per share equal to 150% of the IPO price of the Company's common stock.

         The preferred stock carries no dividends prior to the second anniversary of the closing date of the IPO, but thereafter, if the above conversion test is satisfied, the preferred stock will participate in any dividends declared on the Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Company prior to the second anniversary of the closing date of the IPO, or subsequent to the IPO if annual net profits of $3,500,000 have not been achieved, the holder of the preferred stock would be entitled to the par value of $0.001 per share, or $1,000 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Company subsequent to the Company's achieving $3,500,000 in annual net profits, the holder of the preferred stock would be entitled to share with the holders of the Company's common stock, the assets of the Company, on an as converted basis.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

         Preferred Stock (Continued)

         On July 26, 1999, the Company issued 1,750,000 shares of convertible preferred stock (Series C) to the Chief Executive Officer and President of the Company for services rendered. The preferred stock has a par value of $0.001 per share and carries the right to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock is convertible into the Company's common stock on a one-for-one basis at the option of the holder at the earlier of March 2, 2006 or the date the Company's annual net profits equal or exceed $4,200,000. Upon conversion, the holder of the preferred stock will be required to pay to the Company a conversion price per share equal to $8.53.

         The shares of Series C may not be redeemed by the Company without the unanimous consent of the holders. The preferred stock carries no dividends prior to March 2, 2000, the second anniversary of the closing date of the IPO, but thereafter, if the above conversion test is satisfied, the preferred stock will participate in any dividends declared on the Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Company prior to the second anniversary of the closing date of the IPO, or any time thereafter if the conversion test is not satisfied, the holder of the preferred stock would be entitled to the par value of $0.001 per share, or $1,750 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Company subsequent to the Company's achieving $4,200,000 in annual net profits, the holder of the preferred stock would be entitled to share with the holders of the Company's common stock, the assets of the Company, on an as converted basis.

         Common Stock

         During the year ended December 31, 1998, the Company completed an IPO of its common stock. In connection with the IPO, the Company issued 1,250,000 shares of its $0.01 par value common stock at $5 per share for total proceeds of $6,500,000. Stock issuance costs incurred related to the IPO were $2,532,603.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

         Common Stock (Continued)

         During the year ended December 31, 1998, the Company negotiated the conversion of certain promissory notes aggregating to $1,112,500 to 278,125 shares of the Company's common stock. The conversion rate of the debt was provided at a discount for the debt holders in order to elicit their conversion. The conversion resulted in a loss on debt extinguishment of $278,125, which represents the difference between the carrying value of the debt extinguishment and the fair market value of the securities issued to extinguish the debt. In addition, holders of promissory notes aggregating to $92,000 were converted to 55,200 shares of common stock worth $276,000 in the aggregate. The Company recorded the difference between the note amount of $92,000 and the conversion amount of $276,000 as interest expense upon the closing of the IPO and the conversion of debt to common stock.

         In connection with a private placement of the Company's common stock on June 14, 1999, the Company issued 182,000 shares of its $0.01 par value common stock at $5.50 per share for total proceeds of $1,001,000. Stock issuance costs incurred in relation to this placement totaled $95,070.

         In connection with a private placement of the Company's common stock on June 16, 1999, the Company issued 181,818 shares of its $0.01 par value common stock at $5.50 per share for total proceeds of $1,000,000. Stock issuance costs incurred in relation to this placement totaled $70,000.

         In connection with a private placement of the Company's common stock on July 15, 1999, the Company issued 300,000 shares of its $0.01 par value common stock at $6.75 per share for total proceeds of $2,025,000. Stock issuance costs incurred in relation to this placement totaled $141,750.

         In connection with a private placement of the Company's common stock on July 21, 1999, the Company issued 41,379 shares of its $0.01 par value common stock at $7.25 per share for total proceeds of $300,000.

         During the year ended December 31, 1999, the Company issued 146,000 shares of common stock in exchange for services rendered valued at $547,500.

         During the years ended December 31, 1999 and 1998, the Company issued 52,500 and 20,000 shares, respectively, of common stock in lieu of interest payments on certain notes. In connection with these issuances, the Company recorded interest expense totaling $350,000 as of December 31, 1999 (see Note 7).

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

         Common Stock (Continued)

         During the year ended December 31, 1999, the Company issued 20,000 warrants to purchase shares of the Company's common stock at $5 per share. In connection with this issuance, the Company recorded interest expense of $60,000 as of December 31, 1999.

         During the year ended December 31, 1999, in connection with the $1,500,000 note payable, the Company entered into an agreement to issue the issuer warrants to purchase 75,000 shares of the Company's common stock at an exercise price equal to the lesser of $7.75 or the average daily closing bid price for the 20 trading days immediately prior to closing. The warrants are exercisable for seven years from closing and contain a "cashless exercise" feature. Management does not consider the fair market value of these warrants to be material. As such, no finance charges have been recorded in the financial statements related to the agreement for detachable stock purchase warrants.

         During the year ended December 31, 1999, a previous employee of the Company exercised his options to purchase 35,000 shares of the Company's common stock at $5 per share for a total value of $175,000. As payment for this exercise, the employee surrendered 28,845 shares of the Company's common stock with a fair market value on the date of exercise of $6.0669. In connection with this transaction, the Company recorded treasury stock of $175,000 as of December 31, 1999.

         During the year ended December 31, 1999, the Company recorded subscriptions receivable of $10,000 for the purchase of 2,000 shares of the Company's common stock.

NOTE 11 - STOCK-BASED COMPENSATION

         Omnibus Stock Option Plan

         In January 1997, the Board of Directors approved the adoption of an Omnibus Stock Plan (the "Omnibus Plan"). The Omnibus Plan is intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. There are 400,000 options available for grant under the Omnibus Plan. Options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options may be exercisable less than six months from the date of grant. The exercise price of options granted under the Omnibus Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company's common stock on the date of grant.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

         Galveston's Steakhouse Corp. 1999 Stock Option Plan

         In May 1999, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Galveston's Plan"). The Galveston's Plan, which was approved by the Company's stockholders at the 1999 annual meeting, is intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. There are 500,000 options available for grant under the Galveston's Plan. Options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options may be excisable less than six months from the grant date. The exercise price of options granted under the Galveston's Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company's common stock on the date of grant.

         Steakhouse Partners, Inc. Stock Option Plan

         In July 1999, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Steakhouse Plan"). The Steakhouse Plan, which will be reported to the Company's stockholders at the 2000 annual meeting, is intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. There are 1,000,000 options available for grant under the Steakhouse Plan. Options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options may be excisable less than six months from the grant date. The exercise price of options granted under the Steakhouse Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company's common stock on the date of grant.

         Other Stock Options Issued Outside of the Plan

         During the year ended December 31, 1998, the Company issued options to one employee of the Company to purchase 75,000 shares of common stock. The options were issued outside of any formal plan and vest ratably over five years. The options are exercisable at $4.96 per share and approximated the fair value of the Company's common stock at the issuance date. As such, no compensation expense has been recognized on the Company's financial statements.

         During the year ended December 31, 1999, the Company issued an employee 20,000 stock options in exchange for $20,000, with $10,000 paid in December 1999 and the remaining balance payable over a one-year period, beginning December 1, 1999. The stock options are exercisable at $6.50 per share and approximated the fair value of the Company's common stock at the date of issuance. As such, no compensation expense has been recognized.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

         Stock Options

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 1999 and 1998:

                                                        1999           1998
                                                    -----------    -----------
                  Net loss
                      As reported                   $(3,895,039)   $(2,961,728)
                      Pro forma                     $(4,465,739)   $(3,026,783)

                  Basic loss per common share
                      As reported                   $     (1.39)   $     (1.39)
                      Pro forma                     $     (1.59)   $     (1.42)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1999 and 1998: dividend yields of 0% and 0%, respectively; expected volatility of 30% and 45%, respectively; risk-free interest rates of 6.2% and 4.6%, respectively; and expected lives of two and two years, respectively. The weighted-average fair value of options granted during the year ended December 31, 1999 for which the exercise price equals the market price on the grant date was $0.91, and the weighted-average exercise price was $6.25.

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

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

         Stock Options (Continued)

         A summary of the Company's stock option plans and changes in outstanding options for the years ended December 31, 1999 and 1998 are as follows:

                                                          Omnibus Plan             Outside of Plan
                                                     ---------------------       --------------------
                                                                 Weighted-                  Weighted-
                                                      Shares     Average          Shares    Average
                                                       Under     Exercise          Under    Exercise
                                                      Option      Price           Option     Price
                                                     ---------   ---------       --------   ---------
                  Outstanding at
                    December 31, 1997                        -    $    -          225,000    $ 1.77
                      Granted                          400,000    $ 3.15           75,000    $ 4.96
                      Forfeited                        (65,000)   $ 3.13                -    $    -
                                                     ---------                   --------

                  Outstanding at
                    December 31, 1998                  335,000    $ 3.15          300,000    $ 2.57
                      Granted                                -    $    -           20,000    $ 6.50
                      Exercised                              -    $    -          (35,000)   $ 5.00
                      Forfeited                              -    $    -          (25,000)   $ 5.00
                                                     ---------                   --------

                  Outstanding at
                    December 31, 1999                  335,000    $ 3.15          260,000    $ 2.31
                                                     =========                   ========

                  Exercisable at
                    December 31, 1999                  335,000    $ 3.15          180,000    $ 0.96
                                                     =========                   ========

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

         Stock Options (Continued)

                                                       Galveston's Plan            Steakhouse Plan
                                                     ---------------------       --------------------
                                                                 Weighted-                  Weighted-
                                                      Shares     Average          Shares    Average
                                                       Under     Exercise          Under    Exercise
                                                      Option      Price           Option     Price
                                                     ---------   ---------       --------   ---------
                  Outstanding at
                    December 31, 1998                        -    $    -                -    $    -
                      Granted                          519,999    $ 6.33          794,100    $ 6.82
                      Forfeited                         (7,500)   $ 7.50                -    $    -
                                                     ---------                   --------

                  Outstanding at
                    December 31, 1999                  512,499    $ 6.32          794,100    $ 6.82
                                                     =========                   ========

                  Exercisable at
                    December 31, 1999                        -    $    -                -    $    -
                                                     =========                   ========

         The weighted-average remaining contractual life of the options outstanding at December 31, 1999 is seven years. The exercise prices for the options outstanding at December 31, 1999 ranged from $0.60 to $12.50, and information relating to these options is as follows:

                                                                                 Weighted-     Weighted-
                                                                   Weighted-      Average       Average
                                                                    Average      Exercise       Exercise
            Range of             Stock              Stock          Remaining      Price of      Price of
            Exercise            Options            Options        Contractual     Options       Options
             Prices           Outstanding        Exercisable         Life       Outstanding   Exercisable
            --------          -----------        -----------      -----------   -----------   -----------
         $  0.60 - 4.96          575,000           515,000         6.7 years      $ 2.66        $ 2.39
         $  4.97 - 9.50        1,306,599                 -        10.0 years      $ 6.53        $    -
         $ 9.51 - 12.50           20,000                 -        10.0 years      $12.50        $    -
                               ---------         ---------
                               1,901,599           515,000
                               =========         =========

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

         Warrants

         A summary of the Company's outstanding warrants and activity for the years ended December 31, 1999 and 1998 are as follows:

                                                                                   Weighted-
                                                                        Shares     Average
                                                                        Under      Exercise
                                                                       Warrant      Price
                                                                      --------     --------
                  Outstanding at December 31, 1997                           -      $    -
                      Granted                                          382,521      $ 5.35
                                                                      --------
                  Outstanding at December 31, 1999 and 1998            382,521      $ 5.35
                                                                      ========
                  Exercisable at December 31, 1999                     382,521      $ 5.35
                                                                      ========

         The following table summarizes information about warrants outstanding at December 31, 1999:

                                                                                      Weighted-
                                                                                       Average
                                          Warrants              Warrants              Remaining
                Exercise Price          Outstanding           Exercisable          Contractual Life
                --------------          -----------           -----------          ----------------
                  $    5.00                12,000                12,000                 4 years
                  $ 5.15625                12,606                12,606                 4 years
                  $ 5.28125                73,125                73,125                 4 years
                  $    6.00               169,790               169,790                 4 years
                  $    7.00               115,000               115,000                 4 years
                                         --------              --------
                                          382,521               382,521
                                         ========              ========

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

         For the years ended December 31, 1999 and 1998, rent expense was $7,783,916 and $347,772, respectively.

         Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 1999 are as follows :

                  Year Ending                               Capital            Operating
                    December                                 Leases              Leases
                  -----------                             -----------          -----------
                      2000                                $ 1,368,584          $ 6,755,598
                      2001                                    985,964            6,525,458
                      2002                                    947,500            5,989,505
                      2003                                    969,563            5,293,345
                      2004                                    970,429            4,601,855
                      Thereafter                           12,643,177           30,659,743
                                                          -----------          -----------
                  Total minimum lease payments             17,885,217          $59,825,504
                                                                               ===========
                  Less amount representing interest         9,433,580
                                                          -----------
                                                            8,451,637

                  Less current portion                        542,569
                                                          -----------
                           Long-term lease obligations    $ 7,909,068
                                                          ===========

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

         Self Insurance

         The Company has self-insured retention insurance programs for general liability and employee health plans with varying deductibles and certain maximum coverage under the Company's risk management program. Amounts estimated to be payable with respect to existing claims for which the Company is liable under its self-insured retention have been accrued as liabilities. The Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits have been recorded in the other asset section of the balance sheet as "cash - restricted under collateral agreements." Estimated liabilities related to self insurance were $2,499,339 at December 31, 1999 and are recorded in the accompanying balance sheet. Included in the estimated liability is the amount estimated to be payable with respect to existing claims for workers' compensation during the period the Company was self-insured for workers' compensation.

         Other

         At December 31, 1999 and 1998, the Company had outstanding commitments to purchase inventory of approximately $1,770,000 and $3,100,000, respectively. The inventory purchase commitments approximate market value.

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

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

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

         A summary of the assets purchased in the business combination is as follows:

                  Working capital deficit                         $(40,428,669)
                  Property, plant, and equipment                    50,715,926
                  Other assets                                       2,248,352
                  Other liabilities                                 (8,689,394)
                                                                  ------------

                  Total price                                        3,846,215
                  Cash acquired                                     (1,191,519)
                                                                  ------------
                      Purchase price, net of cash acquired        $  2,654,696
                                                                  ============

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 13 - BUSINESS COMBINATION (Continued)

         The following are the unaudited pro forma consolidated results of operations for the year ended December 31, 1998 as though Paragon Steakhouse Restaurants, Inc. had been acquired as of January 1, 1998:

                  Net sales                                       $173,477,000
                  Net loss                                        $ (6,187,000)
                  Basic and diluted loss per share                $      (2.90)


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

         The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following table for the years ended December 31, 1999 and 1998:

                                                                              1999
                                                          --------------------------------------------
                                                                              Food
                                                           Restaurant        Service
                                                            Service       Distribution        Total
                                                          ------------    ------------    ------------
                  Revenues                                $129,555,321    $ 38,245,252    $167,800,573
                  Income (loss) before other income
                      (expense)                           $    786,151    $    (99,964)   $    686,187
                  Total assets                            $ 56,354,331    $  6,726,282    $ 63,080,613

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION (Continued)

                                                                              1998
                                                          --------------------------------------------
                                                                              Food
                                                           Restaurant        Service
                                                            Service       Distribution        Total
                                                          ------------    ------------    ------------
                  Revenues                                $  5,601,800    $    917,621    $  6,519,421
                  Loss before other income (expense)      $ (1,259,603)   $   (601,490)   $ (1,861,093)
                  Total assets                            $ 59,020,013    $  8,426,964    $ 67,446,977


NOTE 15 - INCOME TAXES

         Significant components of the provision for taxes based on income for the years ended December 31, 1999 and 1998 are as follows:

                                                               1999       1998
                                                             -------    -------
                  Current
                      Federal                                $     -    $     -
                      State                                   55,000      6,044
                                                             -------    -------
                                                              55,000      6,044
                                                             -------    -------
                  Deferred
                      Federal                                      -          -
                      State                                  (44,613)         -
                                                             -------    -------
                                                             (44,613)         -
                                                             -------    -------
                           Provision for income taxes        $10,387    $ 6,044
                                                             =======    =======

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (Continued)

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 1999 and 1998 was as follows:

                                                              1999       1998
                                                             ------     ------
                  Income tax provision computed at federal
                      statutory tax rate                       34.0%      34.0%
                  State taxes, net of federal benefit           6.0        6.0
                  Increase in valuation reserve and other     (39.0)     (39.0)
                                                             ------     ------
                           Total                                1.0%       1.0%
                                                             ======     ======

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes consisted of the following at December 31, 1999 and 1998:

                                                                 1999               1998
                                                             -----------        ------------
                  Deferred tax assets
                      Net operating losses                   $ 5,475,283        $  6,378,000
                      Tax credit carryforwards                 1,813,506           1,813,000
                      Asset valuation reserves                 6,622,032           5,751,000
                      Property, plant, and equipment           1,624,075           1,627,000
                      Other                                    2,743,757           3,982,791
                                                             -----------        ------------

                           Total deferred tax assets          18,278,653          19,551,791
                                                             -----------        ------------
                  Deferred tax liabilities
                      Property, plant, and equipment            (162,970)           (208,000)
                      Other                                     (287,850)           (148,469)
                                                             -----------        ------------
                           Total deferred tax liabilities       (450,820)           (356,469)
                                                             -----------        ------------
                                                              17,827,833          19,195,322
                  Valuation allowance                        (17,990,803)        (19,402,905)
                                                             -----------        ------------
                           Net deferred tax liability        $  (162,970)       $   (207,583)
                                                             ===========        ============

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (Continued)

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

         The Company has remaining net operating loss carryforwards, after carrybacks, of approximately $20,000,000, expiring in 2019.
         The Company also has FICA tip tax credit carryforwards of $1,813,506 for income tax purposes that expire through 2012.

NOTE 16 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 1999, the Company advanced $150,000 to officers of the Company.

         An officer has personally guaranteed the leases of two of the Company's California locations, as well as trade accounts payable with certain of the Company's vendors.

NOTE 17 - YEAR 2000 ISSUE

         The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

                            STEAKHOUSE PARTNERS, INC.
                     (formerly GALVESTON'S STEAKHOUSE CORP.)
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

-------------------------------------------------------------------------------

NOTE 17 - YEAR 2000 ISSUE (Continued)

         Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, it cannot guarantee that they have all taken the necessary steps to prevent any service interruption that may affect the Company.

NOTE 18 - SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to December 31, 1999, the Company paid off the $100,000 bridge loan. In addition, the put options related to this agreement expired without being exercised (see Note 7).

         Subsequent to December 31, 1999, the Company paid off the $250,000 loan. In addition, the put options related to this agreement expired without being exercised (see Note 7).

                                  EXHIBIT INDEX

Exhibit No.              Description

10.38 Purchase and Sale Agreement between Paragon Steakhouse Restaurants, Inc. and HS Realty Partners, L.P.

27.1                     Financial Data Schedule