Form 10QSB
period 2000-03-21
STEAKHOUSE PARTNERS INC
filed 2000-05-05
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the twelve week period ended March 21, 2000

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ________________ to _______________

                                    000-23739
                            (Commission file number)

                            STEAKHOUSE PARTNERS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                     -3248672
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 21, 2000: 3,369,022 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES

                                      Index

                                                                                  Page
                                                                                 Number

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheet at March 21, 2000          2-3

                  Condensed Consolidated Statements of Operations for
                  the twelve weeks ended March 21, 2000                             4

                  Condensed Consolidated Statements of Cash Flows for
                  the twelve weeks ended March 21, 2000                             5

                  Notes to Condensed Consolidated Financial Statements            6-7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      8-11

Part II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                12

Item 2.           Change in Securities                                             12

Item 3.           Defaults Upon Senior Securities                                  12

Item 4            Submission of Matters to a Vote of Security Holders              12

Item 5.           Other Information                                                12

Item 6.           Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                         13

Part III.         EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 21, 2000
                                   (unaudited)

ASSETS

Current assets

  Cash and cash equivalents                                      $ 3,085,136
  Accounts receivable, net                                         2,221,573
  Inventories                                                      4,046,985
  Prepaid expenses and other current assets                        1,637,494
                                                                  ----------

Total current assets                                              10,991,188

Property and equipment, net                                       47,230,975
Intangible assets, net                                               433,672
Other                                                              1,396,479
Cash - restricted under collateral agreements                      1,616,036
                                                                 -----------

Total                                                            $61,668,350
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 21, 2000
                                   (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current portion of long-term debt                              $22,271,137
  Current portion of capital lease obligations                       341,522
  Line of credit                                                   1,216,438
  Accounts payable                                                 6,561,795
  Accrued liabilities                                             11,072,822
  Accrued payroll costs                                            3,166,314
                                                                 -----------
Total current liabilities                                         44,630,028

Long-term debt, net of current portion                             3,654,118
Capital lease obligations, net of current portion                  8,032,360
Other                                                                173,643
Deferred rent                                                      2,199,444
                                                                 -----------
Total liabilities                                                 58,689,593

Commitments and contingencies

Stockholders' equity
Preferred stock, Series B, Convertible, $0.001 par value
  1,000,000 shares authorized
  1,000,000 shares issued and outstanding                              1,000
Preferred stock, Series C, Convertible, $0.001 par value
  1,750,000 shares authorized
  1,750,000 shares issued and outstanding                              1,750
Common stock, $0.01 par value
  10,000,000 shares authorized
  3,369,022 shares issued and outstanding                             33,690
Subscription receivable                                              (10,000)
Treasury stock, 28,845 shares, at cost                              (175,000)
Additional paid-in capital                                        11,547,192
Accumulated deficit                                               (8,419,875)
                                                                 -----------
Total stockholders' equity                                         2,978,757
                                                                 -----------
Total liabilities and stockholders' equity                       $61,668,350
                                                                 ===========

   The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              12 Weeks               12 Weeks
                                                                                Ended                  Ended
                                                                              March 21,               March 23,
                                                                                2000                    1999
                                                                          ------------------     ------------------
                                                                             (unaudited)            (unaudited)
Revenues                                                                        $37,077,011            $40,376,282

Cost of sales
Food and beverage                                                                16,549,782             18,255,341
Payroll and payroll related costs                                                10,087,012             11,666,462
Direct operating costs                                                            6,251,046              7,483,657
Depreciation and amortization                                                       932,876              1,181,853
                                                                          ------------------     -----------------

Total cost of sales                                                              33,820,716             38,587,313

Gross profit                                                                      3,256,295              1,788,969

General and administrative expenses                                               1,792,711              2,492,661
                                                                          ------------------     -----------------
Income (loss) before other income (expense)                                       1,463,584               (703,692)

Other income (expense)

Interest income                                                                       9,951                 20,269
Interest and financing costs                                                       (997,697)              (870,866)
                                                                          ------------------     -----------------

Total other income (expense)                                                       (987,746)              (850,597)

Income (loss) before provision for income taxes                                     475,838             (1,554,289)


Provision for income taxes                                                           18,427                 41,716
                                                                          ------------------     -----------------

Net income (loss)                                                                  $457,411           $ (1,596,005)
                                                                          ==================    ==================
Earnings (loss) per share
Basic                                                                               $0.14             $   (0.65)
                                                                          ==================    ==================
Diluted                                                                             $0.10             $   (0.65)
                                                                          ==================     =================
Weighted-average, shares outstanding
Basic                                                                             3,369,022            2,441,254
                                                                          ==================    ==================
Diluted                                                                           4,428,724            2,441,254
                                                                          ==================    ==================

   The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   12 Weeks               12 Weeks
                                                                     Ended                  Ended
                                                                    March 21,               March 23,
                                                                     2000                    1999
                                                            ---------------------   ---------------------
                                                                  (unaudited)            (unaudited)

Cash flows from operating activities
 Net income (loss)                                                 $ 457,411                $ (1,596,005)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
 Depreciation and amortization                                       932,876                   1,181,853
 Issuance of common stock in exchange for services
   rendered                                                            -                         678,750
 (Increase) decrease in operating assets                           2,500,773                     911,821
 Increase (decrease) in operating liabilities                        (62,569)                   (358,460)
                                                            ---------------------   ---------------------
 Net cash provided by operating activities                         3,828,491                     817,959

Cash flows from investing activities
 Purchases of furniture and equipment                               (412,656)                   (220,341)
 Change in restricted cash                                            (6,533)                    (26,981)
 Other                                                                  -                       (370,989)
                                                            ---------------------   ---------------------
Net cash used in investing activities                               (419,189)                   (618,311)

Cash flows from financing activities
 Proceeds from issuance of stock options                               20,000                        -
 Net change in line of credit                                      (1,558,997)                   404,652
 Repayment of notes payable and capital leases                       (786,960)                  (536,209)
 Proceeds from issuance of debt                                       411,324                  1,500,000
                                                            ---------------------   ---------------------
Net cash provided by (used in) financing activities                (1,914,633)                 1,368,443
                                                            ---------------------   ---------------------
Net increase in cash and cash equivalents                           1,494,669                  1,568,091
Cash and cash equivalents, beginning of period                      1,590,467                    755,141
                                                            ---------------------   ---------------------
Cash and cash equivalents, end of period                           $3,085,136                $ 2,323,232
                                                            =====================   =====================


    The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management; necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the twelve week period ended March 21, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These condensed financial statements should be read in conjunction with the 1999 financial statements.

NOTE 2 - EARNINGS (LOSS) PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

NOTE 3 - NOTES PAYABLE

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of March 21, 2000, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.

During the twelve weeks ended March 21, 2000 the Company obtained a note payable for certain insurance premiums. The note bears an interest rate of 7.22% per annum with an original principle of $411,324 and matures in December 2000. The note requires monthly payments of $47,167.

During the twelve weeks ended March 21, 2000 the Company paid off a $100,000 bridge loan. In addition the put options related to this agreement expired without being exercised.

During the twelve weeks ended March 21, 2000 the Company paid off a $250,000 loan. In addition the put options related to this agreement expired without being exercised.

NOTE 4 - CONTINGENCIES

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

NOTE 5 - STOCKHOLDERS EQUITY

During the twelve weeks ended March 21, 2000 the Company sold 25,000 stock options to purchase common stock at an exercise price of $6.50 per share to an employee for cash totaling $20,000.

NOTE 6 - EARNINGS PER SHARE

Earnings per share for the twelve weeks ended March 21, 2000 were as follows:

                                 For the Twelve Weeks Ended March 21, 2000
                                 -----------------------------------------
                                 Income         Shares         Per Share
                                 (Numerator)    (Denominator)  Amount
                                 -----------    ------------   -----------
Basic EPS
  Income available to common
  stockholders                     $457,411        3,369,022      $0.14

Effect of dilutive securities
  Options and warrants                -              277,171
  Convertible debt                    -              782,531
                                   --------          -------

Diluted EPS
  Income available to common
  stockholders plus assumed
  conversions                      $457,411        4,428,724      $0.10
                                   ========        =========

NOTE 7 - SUBSEQUENT EVENTS

The Company has negotiated a sale-leaseback transaction that will provide the Company enough funds to repay the existing debt on the 19 restaurants as well as provide favorable lease rates for a substantial period of time. On April 26, 2000, the existing mortgage lender approved this transaction and the assignment of the properties. Upon consummation of this agreement the $20 million loan will be removed from the Company's books.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the statements herein regarding industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations. The following discussion and the section entitled "Business--Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause the differences.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 28, 1999. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

The Company believes that its restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. With the acquisition of Paragon's Carvers restaurants, the Company has entered the upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

To the extent we build steakhouses in new locations there is likely to be a time lag between when the expenses of the startup are incurred and when the newly constructed steakhouses are opened and begin to generate revenues, which time lag could effect quarter-to-quarter comparisons and results.

Since acquiring Paragon in December 1998, one of the areas the Company has focused on is reducing the general and administrative expenses. Prior to the acquisition, the general and administrative (including divisional) expenses related to the restaurants operated by Paragon were approximately $9 million annually. During the first fiscal quarter of 1999, the Company identified areas in which general and administrative expenses could be reduced. During the second fiscal quarter of 1999, the Company began making the necessary changes to reduce these expenses. The Company began to realize a reduction in general and administrative expenses in the third fiscal quarter with the full effect of the reductions making a significant impact in the fourth fiscal quarter of 1999.

Our overall steakhouse operations tend to experience seasonal fluctuations, with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Mid-west operations, and the third quarter being the slowest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our Mid-west locations.

We have three business units, which have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units -Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants--that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

Since our Pacific Basin Foods subsidiary is in the wholesale business of providing food supplies to restaurants, its profit margin on sale of food products to restaurants is significantly less than the margin that can be obtained through restaurant sales. In addition, since Pacific Basin Foods maintains a large inventory of food supplies to service its wholesale customers, its business is more susceptible to the risk of inventory obsolescence than our other business operations.

Results of Operations

Twelve Weeks Ended March 21, 2000 Compared to Twelve Weeks Ended March 23, 1999

Revenues for the twelve-week period ended March 21, 2000 decreased $3,299,271 or 8.2% from $40,376,282 for the twelve-week period ended March 23, 1999 to $37,077,011 for the same period in 2000. The decrease is almost entirely attributable to the elimination of four under-performing Paragon steakhouse restaurants and the phasing out of three Galveston steakhouse restaurants. Also contributing to the decline was the reduction in revenue from one of Pacific Basin Foods key outside customers.

Food and beverage costs for the twelve-week period ended March 21, 2000 decreased $1,705,559 or 9.3% from $18,255,341 for the twelve-week period ended March 23, 1999 to $16,549,782 for the same period in 2000. Food and beverage costs as a percentage of restaurant revenues was 34.1% for the twelve-week period ended March 23, 1999 compared to 34.4% for the same period in 2000. The major reasons for this slight increase in costs was management's decision to increase the size of food portions that were offered to customers and that beef prices were higher in the first twelve weeks of 2000. The total food and beverage costs for the twelve-week period ended March 21, 2000, as a percentage of total revenue was 44.6%, which includes the restaurants and food distribution subsidiary.

Payroll and payroll related costs for the twelve-week period ended March 21, 2000 decreased $1,579,450 or 13.5% from $11,666,462 for the twelve-week period ended March 23, 1999 to $10,087,012 for the same period in 2000. Payroll and payroll related costs as a percentage of revenue were 28.9% for the twelve-week period ended March 23, 1999 compared to 27.2% for the same period in 2000. The decrease is principally due to operational efficiencies, menu simplification and quality staffing changes introduced during the first half of 1999.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost costs for the twelve-week period ended March 21, 2000 decreased $1,232,611 or 16.5% from $7,483,657 for the twelve-week period ended March 23, 1999 to $6,251,046 for the same period in 2000. These costs as a percentage of revenues were 18.5% for the twelve-week period ended March 23, 1999 compared to 16.9% for the same period in 2000. The decrease is primarily due the cost reduction program and the elimination of excessive coupon usage implemented during the first half of 1999.

Depreciation and amortization for the twelve-week period ended March 21, 2000 decreased $248,977 or 21.1% from $1,181,853 for the twelve-week period ended March 23, 1999 to $932,876 for the same period in 2000. The decrease is entirely attributable to the elimination of four under performing Paragon steakhouse restaurants and adjusting Paragon's asset base to properly reflect the purchase price by Steakhouse Partners, Inc.

General and administrative expenses for the twelve-week period ended March 21, 2000 decreased $699,950 or 28.1% from $2,492,661 for the twelve-week period ended March 23, 1999 to $1,792,711 for the same period in 2000. These costs as a percentage of revenues were 6.2% for the twelve-week period ended March 23, 1999 compared to 4.8% for the same period in 2000. The decrease is principally due to non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000.

Other income (expenses) for the twelve-week period ended March 21, 2000 increased $137,149 or 16.1% from $(850,597) for the twelve-week period ended March 23, 1999 to $(987,746) for the same period in 2000. The increase is principally due to the full impact of outstanding indebtedness, which was assumed in connection with the acquisition of Paragon.

Liquidity and Capital Resources

The Company had a cash and cash equivalents balance of $3,085,136 at March 21, 2000. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations are insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company is near completion of obtaining additional financing to repay a $20 million loan that is collateralized by 19 restaurants owned by the Company. The Company is currently in default with respect to certain loan covenants associated with this loan. The Company has negotiated a sale-leaseback transaction that will provide the Company enough funds to repay the existing debt on the 19 restaurants as well as provide favorable lease rates for a substantial period of time. On April 26, 2000, the existing mortgage lender approved this transaction and the assignment of the properties. Upon consummation of this agreement the $20 million loan will be removed from the Company's books.

On February 18,2000 the Company paid off a Note Payable for $250,000 dated, December 21, 1999. On February 22, 2000 the Company paid off a bridge loan for $100,000 dated, December 21, 1999.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 2.  Change in Securities

                  None

Item 3. Defaults Upon Senior Securities

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of March 21, 2000, the Company is not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current.

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


                                                STEAKHOUSE PARTNERS INC.

                                                By:    /s/ Joseph L. Wulkowicz

                                                ------------------------------
                                                Joseph L. Wulkowicz
                                                Chief Financial and
                                                Accounting Officer

Date:  May 5, 2000