Form 10QSB
period 2000-06-13
STEAKHOUSE PARTNERS INC
filed 2000-07-28
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 13, 2000

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


       For the transition period from ________________ to _______________

                                   000-23739
                            (Commission file number)

                           STEAKHOUSE PARTNERS, INC.
       (Exact name of small business issuer as specified in its charter)

                    DELAWARE                            94-3248672
                (State or other                       (IRS Employer
       of incorporation or organization)            Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 13, 2000 - 3,369,022 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

INDEX
                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at June 13, 2000            2-3

         Condensed Consolidated Statements of Operations for
         the twelve weeks ended June 13, 2000 and June 15, 1999             4

         Condensed Consolidated Statements of Operations for
         the twenty-four weeks ended June 13, 2000 and June 15, 1999        5

         Condensed Consolidated Statements of Cash Flows for
         the twenty-four weeks ended June 13, 2000 and June 15, 1999        6

         Notes to Condensed Consolidated Financial Statements             7-8

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9-15

Part II.   OTHER INFORMATION

Item 1  Legal Proceedings                                                  16

Item 2  Change in Securities and Use of Proceeds                           16

Item 3  Defaults Upon Senior Securities                                    16

Item 4  Submission of Matters to a Vote of Security Holders                16

Item 5. Other Information                                                  16

Item 6. Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                 17

Part III.  EXHIBITS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 13, 2000
                                  (unaudited)

                                     ASSETS

Current assets

        Cash and cash equivalents                                 $999,494
        Accounts receivables, net                                  986,466
        Inventories                                              4,084,158
        Employee advances                                          752,900
        Prepaid expenses and other current assets                1,726,875
                                                              ------------
Total current assets                                             8,549,893

Property and equipment, net                                     46,430,253
Intangible assets, net                                             414,280
Other                                                            1,252,867
Cash - restricted under collateral agreements                    1,156,696
                                                              ------------
Total assets                                                   $57,803,989
                                                              ============

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                              AS OF JUNE 13, 2000
                                  (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

        Current portion of long-term debt                      $21,858,428
        Current portion of capital lease obligations               244,397
        Accounts payable                                         6,033,761
        Accrued liabilities                                     10,276,802
        Accrued payroll costs                                    2,911,677
                                                              ------------
Total current liabilities                                       41,325,065

Long-term debt, net of current portion                           3,652,565
Capital lease obligations, net of current portion                8,002,383
Deferred liabilities                                             2,334,345
                                                              ------------
Total liabilities                                               55,314,358
                                                              ------------
Commitments and contingencies

Stockholders' equity

Preferred stock, Series B, Convertible, $0.001 par value
        1,000,000 shares authorized
        and 1,000,000 shares issued and outstanding                  1,000
Preferred stock, Series C, Convertible, $0.001 par value
        1,750,000 shares authorized
        1,750,000 shares issued and outstanding                      1,750
Common stock, $0.01 par value
        10,000,000 shares authorized
        3,369,022 shares issued
        and outstanding                                             33,690
Subscriptions receivable                                           (10,000)
Treasury stock                                                    (175,000)
Additional paid-in capital                                      11,547,192
Accumulated deficit                                             (8,909,001)
                                                              ------------
Total stockholders' equity                                       2,489,631
                                                              ------------
Total liabilities and stockholders' equity                     $57,803,989
                                                              ============

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    12 WEEKS       12 WEEKS
                                                      ENDED          ENDED
                                                     JUNE 13,       JUNE 15,
                                                       2000           1999
                                                   -----------    -----------
                                                   (unaudited)     (unaudited)

Revenues                                           $30,470,886    $37,866,137

Cost of sales
Food and beverage                                   11,509,437     17,623,603
Payroll and payroll related costs                    9,815,342     10,894,094
Direct operating costs                               6,303,318      6,935,258
Depreciation and amortization                          960,814      1,137,361
                                                   -----------    -----------

Total cost of sales                                 28,588,911     36,590,316

Gross profit                                         1,881,975      1,275,821

General and administrative expenses                  1,907,656      2,097,057
                                                   -----------    -----------

Loss before other income (expense)                     (25,681)      (821,236)

Interest expense and financing costs, net              417,290      1,175,932
                                                   -----------    -----------

Loss before provision for income taxes                (442,971)    (1,997,168)

Provision for income taxes                              46,155         46,155
                                                   -----------    -----------

Net loss                                             $(489,126)   $(2,043,323)
                                                   ===========    ===========

Basic and diluted loss per share                       $ (0.15)      $  (0.78)
                                                   ===========    ===========

Weighted-average shares outstanding                  3,369,022      2,617,992
                                                   ===========    ===========

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    24 WEEKS       24 WEEKS
                                                      ENDED          ENDED
                                                     JUNE 13,       JUNE 15,
                                                       2000           1999
                                                   -----------    -----------
                                                   (unaudited)     (unaudited)

Revenues                                           $67,547,897    $78,242,419

Cost of sales
Food and beverage                                   28,059,219     35,878,944
Payroll and payroll related costs                   19,902,354     22,560,556
Direct operating costs                              12,554,364     14,418,915
Depreciation and amortization                        1,893,690      2,319,214
                                                   -----------    -----------

Total cost of sales                                 62,409,627     75,177,629

Gross profit                                         5,138,270      3,064,790

General and administrative expenses                  3,700,367      4,589,718
                                                   -----------    -----------
Income (loss) before other income (expense)          1,437,903     (1,524,928)

Interest expense and financing costs, net            1,405,036      2,026,529
                                                   -----------    -----------
Income (loss) before provision for income taxes         32,867     (3,551,457)

Provision for income taxes                              64,582         87,871
                                                   -----------    -----------
Net loss                                             $ (31,715)   $(3,639,328)
                                                   ===========    ===========

Basic and diluted loss per share                       $ (0.01)      $  (1.44)
                                                   ===========    ===========

Weighted-average shares outstanding                  3,369,022      2,529,623
                                                   ===========    ===========

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        24 WEEKS      24 WEEKS
                                                          ENDED         ENDED
                                                         JUNE 13,      JUNE 15,
                                                           2000          1999
                                                      -----------    ----------
                                                     (unaudited)     (unaudited)

Cash flows from operating activities
Net loss                                                $(31,715)   $(3,639,328)
Adjustments to reconcile net loss to net cash
        used in operating activities
Depreciation and amortization                          1,893,690      2,319,214
Gain (loss) on sale of furniture and equipment           335,941
Issuance of common stock in exchange for services
        rendered                                                        678,750
 (Increase) decrease in operating assets               2,878,966      1,191,144
Increase (decrease) in operating liabilities          (1,680,002)      (707,218)
                                                     -----------    -----------
Net cash provided by (used in) operating activities    3,396,880       (157,438)
Cash flows from investing activities
Purchases of furniture and equipment                    (721,125)      (397,136)
Change in restricted cash                                452,807        (53,929)
Other                                                                  (319,511)
                                                      ----------    -----------
Net cash used in investing activities                   (268,318)
Cash flows from financing activities
        Proceeds from issuance of notes payable          448,038      1,500,000
        Debt offering costs                                            (302,809)
        Net change in line of credit                  (2,775,435)       509,584
        Repayment of notes payable and capital leases  1,412,138)      (800,741)
        Proceeds from issuance of common stock                        2,001,000
        Equity offering costs                                          (165,070)
        Other                                             20,000
                                                     -----------    -----------
Net cash provided by (used in) financing activities   (3,719,535)     2,741,964
                                                     -----------    -----------
Net increase (decrease) in cash and cash equivalents    (590,973)     1,813,950
Cash and cash equivalents, beginning of period         1,590,467        755,141
                                                     -----------    -----------
Cash and cash equivalents, end of period               $ 999,494    $ 2,569,091
                                                     ===========    ===========

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the twenty-four week period ended June 13, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These consolidated financial statements should be read in conjunction with the 1999 consolidated financial statements.


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

NOTE 3  GAIN ON SALE OF FIXED ASSETS

During the second quarter of 2000, the Companys Paragon Subsidiary sold a previously closed (prior to December, 1998) Mountain Jacks Steakhouse in Warren, MI for a gain of $483,000. The Company also sold an under-performing Texas Looseys Restaurant in Norco, CA for a loss of $147,000.

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

NOTE 5  SUBSEQUENT EVENTS

The Company has closed a sale-leaseback transaction for $22 million that will provide the Company enough funds to repay the existing debt on the 19 restaurants as well as provide favorable lease rates for a substantial period of time.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-QSB are forward looking. In particular, the statements herein regarding, going concern opinions, industry prospects and future results of operation or financial position are forward-looking statements. Forward-looking statements reflect managements current expectations and are inherently uncertain. The companys actual results may differ significantly from managements expectations. The following discussion and the section entitled BusinessAdditional Factors That May Affect Future Results describes some, but not all, of the factors that could cause the differences.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-KSB for the year ended December 28, 1999. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

The Company currently operates 72 full-service steakhouse restaurants located in 11 states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse, Texas Loosey's and Galveston's. On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants.

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

Since acquiring Paragon in December 1998, one of the areas the Company has focused on is reducing the operational, general and administrative expenses. Prior to the acquisition, the general and administrative (including divisional) expenses related to the restaurants operated by Paragon were approximately $9 million annually. During the first fiscal quarter of 1999, the Company identified areas in which general and administrative expenses could be reduced and the Company began immediately making the necessary changes to reduce these expenses. During the second fiscal quarter of 1999, The Company began making the necessary operational changes to improve quality, customer satisfaction and reduce cost. The Company realized the full effect of the operational improvements in the fourth fiscal quarter of 1999.

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

We have three business units, which have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurantsthat operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

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

RESULTS OF OPERATIONS

Twelve Weeks Ended June 13, 2000 Compared to Twelve Weeks Ended June 15,1999

Revenues for the twelve- week period ended June 13, 2000 decreased $7,395,251 or 19.5% from $37,866,137 for the twelve- week period ended June 15, 1999 to $30,470,886 for the same period in 2000. The decrease is almost entirely attributable to losing the two largest external customers at Pacific Basin Foods. Pacific Basin Foods revenues for the twelve- week period ended June 13, 2000 decreased $6,990,248 or 85.7% from $8,156,361 for the twelve- week period ended June 15, 1999 to $1,166,113 for the same period in 2000. Revenue from the Companys original restaurants decreased $437,591 or 68.8% from $635,280 for the twelve-week period ended June 15, 1999 to $197,689 for the same period in 2000. The decrease was the result of selling one of the original restaurants and closing down another pending its sale. Gross revenue for Paragon Steakhouse Restaurants increased 5.1% for the twelve-week period ended June 13, 2000 compared to the gross revenue for comparable (69) restaurants for the same twelve-week period ended June 15, 1999.

Food and beverage costs for the twelve- week period ended June 13, 2000 decreased $6,114,166 or 34.7% from $17,623,603 for the twelve- week period ended June 15, 1999 to $11,509,437 for the same period in 2000. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 34.5% for the twelve- week period ended June 15, 1999 compared to 35.8% for the same period in 2000. The major reasons for the 3.8% increase in costs was managements decision to increase the size of food portions that were offered to customers and the significant increase in beef prices for the twelve-week period ended June 13, 2000. The total food and beverage cost as a percentage of total revenue, which included the restaurants and the food distribution subsidiary, was 37.8% for the twelve-week period ended June 13, 2000 compared to 46.5% for the twelve- week period ended June 15, 1999. The major reason for this reduction is the decrease in the food distribution subsidiaries business and its proportionate effect on these numbers. The food distribution subsidiaries food and beverage costs typically run about 90%.

Payroll and payroll related costs for the twelve-week period ended June 13, 2000 decreased $1,078,752 or 9.9% from $10,894,094 for the twelve-week period ended June 15, 1999 to $9,815,342 for the same period in 2000. Payroll and payroll related costs as a percentage of revenues were 28.8% for the twelve-week period ended June 15, 1999 compared to 32.2% for the same period in 2000. The major reason for this increase is the decrease in the food distribution subsidiaries business and its proportionate effect on these numbers. The food distribution subsidiaries payroll and payroll related costs typically run about 6.7% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 32.3% of restaurant revenues for the twelve-week period ended June 13, 2000 compared to 34.6% for the twelve- week period ended June 15, 1999. The decrease is principally due the operational efficiencies and improvements that management introduced in the second quarter of 1999 partially offset by higher non-recurring training expenses in 2000.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended June 13, 2000 decreased $631,940 or 9.1% from $6,935,258 for the twelve-week period ended June 15, 1999 to $6,303,318 for the same period in. Direct operating costs as a percentage of revenues were 18.3% for the twelve-week period ended June 15, 1999 compared to 20.7% for the same period in 2000. The major reason for this increase is the decrease in the food distribution subsidiaries business and its proportionate effect on these numbers. The food distribution subsidiaries direct operating costs typically run about 3.2%. These costs as a percentage of restaurant revenues were 21.0% for the twelve-week period ended June 13, 2000 compared to 18.3% for the same period in 1999. The increase is principally due to higher utility costs especially in the California units and investing more dollars in the Companys guest relations program.

Depreciation and amortization for the twelve-week period ended June 13, 2000 decreased $176,547 or 15.5% from $1,137,361 for the twelve-week period ended June 15, 1999 to $960,814 for the same period in 2000. The decrease is principally due to the elimination of one under performing Texas Looseys restaurant, four under performing Paragon steakhouse restaurants and adjusting Paragons asset base to properly reflect the purchase price by Steakhouse Partners, Inc.

 General and administrative expenses for the twelve-week period ended June 13, 2000 decreased $189,401 or 9.0% from $2,097,057 for the twelve-week period ended June 15, 1999 to $1,907,656 for the same period in 2000. General and administrative expenses as a percentage of restaurant revenues was 7.1% for the twelve week period ended June 15, 1999 compared to 6.5% for the same period in 2000. This decrease in the dollar amount of general and administrative expenses is principally due to the reduction in force and other cost savings measures implemented by management in the first half of 1999. These savings are partially offset by planned investment in additional training programs and recruitment to improve the Companys District Leaders and General Managers.

Interest expense and financing costs, net for the twelve-week period ended June 13, 2000 decreased $758,642 or 64.5% from $1,175,932 for the twelve-week period ended June 15, 1999 to $417,290 for the same period in 2000. The increase is principally due to the Companys Paragon Subsidiary selling a previously closed (prior to December, 1998) Mountain Jacks Steakhouse in Warren, MI for a gain of $483,000

Net loss net for the twelve-week period ended June 13, 2000 decreased $1,554,197 or 76.1% from $2,043,323 for the twelve-week period ended June 15, 1999 to $489,126 for the same period in 2000. The decrease is principally due to the operational improvements and labor efficiencies that management introduced in the twelve- week period ended June 15, 1999. This was partially offset by major restructuring and non-recurring charges of $684,112 for warehouse consolidation, the elimination of 47% of Pacific Basin's workforce, and additional training and recruitment for Paragon Steakhouse.

Twenty-four Weeks Ended June 13, 2000 Compared to Twenty-four Weeks Ended June 15,1999

Revenues for the twenty-four week period ended June 13, 2000 decreased $10,694,522 or 13.7% from $78,242,419 for the twenty-four week period ended June15, 1999 to $67,547,897 for the same period in 2000. The increase is almost entirely attributable to the acquisition of Paragon. The decrease is almost entirely attributable to losing the two largest external customers at Pacific Basin Foods. Pacific Basin Foods revenues for the twenty-four week period ended June 13, 2000 decreased $8,366,204 or 51.7% from $16,179,073 for the twenty-four week period ended June 15, 1999 to $7,812,869 for the same period in 2000. Revenue from the Companys original restaurants decreased $933,344 or 67.4% from $1,385,109 for the twenty-four-week period ended June 15, 1999 to $451,765 for the same period in 2000. The decrease was the result of selling one of the original restaurants and closing down another pending its sale. Gross revenue for Paragon Steakhouse Restaurants increased 4.1% for the twenty-four-week period ended June 13, 2000 compared to the gross revenue for comparable (69) restaurants for the same twenty-four-week period ended June 15, 1999.

Food and beverage costs for the twenty-four week period ended June 13, 2000 decreased $7,819,725 or 21.8% from $35,878,944 for the twenty-four week period ended June 15, 1999 to $28,059,219 for the same period in 2000. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.1% for the twenty-four week period ended June 13, 2000 compared to 35.8% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 90.5% of the food distribution revenue for the twenty-four week period ended June 13, 2000 compared to 89.9% for the same period in 1999. The total food and beverage cost which includes the restaurants and the food distribution subsidiary as a percentage of total revenue was 41.5% for the twenty-four week period ended June 13, 2000 compared to 45.9% for the same period in 1999. The major reason for this reduction is the decrease in the food distribution subsidiaries business and its proportionate effect on these numbers.

Payroll and payroll related costs for the twenty-four week period ended June 13, 2000 decreased $2,658,202 or 11.8% from $22,560,556 for the twenty-four week period ended June 15, 1999 to $19,902,354 for the same period in 2000. Payroll and payroll related costs as a percentage of revenues were 29.5% for the twenty-four week period ended June 13, 2000 compared to 28.8% for the same period in 1999. The major reason for this increase is the decrease in the food distribution subsidiaries business and its proportionate effect on these numbers. The food distribution subsidiaries payroll and payroll related costs typically run about 6.7% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 31.8% of restaurant revenues for the twenty-four-week period ended June 13, 2000 compared to 34.5% for the twenty-four- week period ended June 15, 1999. The decrease is principally due the operational efficiencies and improvements that management introduced in the second quarter of 1999 partially offset by higher non-recurring training expenses in 2000.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twenty-four week period ended June 13, 2000 decreased $1,864,551 or 12.9% from $14,418,915 for the twenty-four week period ended June 15, 1999 to $12,554,364 for the same period in 2000. These costs as a percentage of restaurant revenues were 18.6% for the twenty-four week period ended June 13, 2000 compared to 18.4% for the same period in 1999. Direct operating costs for the restaurants only were 19.2% of restaurant revenue for the twenty-four week period ended June 13, 2000 compared to 21.9% for the twenty-four- week period ended June 15, 1999. The decrease is primarily due to the cost reduction program and elimination of excessive coupon usage implemented during the first half of 1999.
This was partially offset by higher utility costs especially in the California units and investing more dollars in the Companys guest relations program in the second half of the period.

Depreciation and amortization for the twenty-four week period ended June 13, 2000 decreased $425,524 or 18.3% from $2,319,214 for the twenty-four week period ended June 15, 1999 to $1,893,690 for the same period in 2000. The decrease is principally due to the elimination of one under performing Texas Looseys restaurant, four under performing Paragon steakhouse restaurants and adjusting Paragons asset base to properly reflect the purchase price by Steakhouse Partners, Inc.

General and administrative expenses for the twenty-four week period ended June 13, 2000 decreased $889,351 or 19.4% from $4,589,718 for the twenty-four week period ended June 15, 1999 to $3,700,367 for the same period in 1999. General and administrative expenses as a percentage of restaurant revenues was 5.5% for the twenty-four week period ended June 13, 2000 compared to 5.9% for the same period in 1999. The decrease is principally due to non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the reduction in force and other cost savings measures implemented by management in the first half of 1999. These savings are partially offset by planned investment in additional training programs and recruitment to develop and improve the Companys District Leaders and General Managers.

Interest expense and financing costs, net for the twenty-four week period ended June 13, 2000 decreased $621,493 or 30.7% from $2,026,529 for the twenty-four week period ended June 15, 1999 to $1,405,036 for the same period in 2000. The increase is principally due to the Companys Paragon Subsidiary selling a previously closed (prior to December, 1998) Mountain Jacks Steakhouse in Warren, MI for a gain of $483,000

Net loss net for the twenty-four week period ended June 13, 2000 decreased $3,607,613 or 99.1% from $3,639,328 for the twenty-four week ended June 15, 1999 to $31,715 for the same period in 2000. The decrease is principally due to the operational improvements and labor efficiencies that management introduced in the twelve- week period ended June 15, 1999. Also contributing to the decrease was non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the reduction in force and other cost savings measures implemented by management in the first half of 1999. This was partially offset in the twelve-week period ended June 13, 2000 by major restructuring and non-recurring charges of $684,112 for warehouse consolidation, the elimination of 47% of Pacific Basin's workforce, and additional training and recruitment for Paragon Steakhouse.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $999,494 at June 13, 2000. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations, is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company has been successful in obtaining additional financing to repay an approximate $20 million loan that is collateralized by 19 restaurants owned by the Company. The Company was in default with respect to certain loan covenants associated with this loan. As of June 13, 2000 the Company negotiated a sale-leaseback transaction that would provide the Company with enough money to repay the existing debt on the 19 restaurants, provide funds for working capital and provide favorable lease rates for a substantial period of time. The Company closed the sale-leaseback transaction on July 19, 2000 and simultaneously repaid the approximately $20 million loan collateralizing the restaurants. The Company believes that with the elimination of $20 million of short- term debt its outside accountants in the next audit will remove its going concern opinion.


IMPACT OF INFLATION

The primary inflationary factors affecting the Company's operations include food and labor costs. The Company's restaurant personnel are paid at the federal and state established minimum wage levels and accordingly, changes in such wage level affect the Company' s labor costs. As costs of food and labor have increased, the Company will be seeking to offset those increases through economics of scale and/or increases in menu prices, although there is no assurance that such offsets will continue. The inflationary impact of rapidly increasing beef prices has effected the profitable operations in the twelve-week period ended June 13, 2000. The Company has raised menu prices approximately 3.5% at the end of this period to offset the inflation pressures.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Change in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

As a result of the purchase of Paragon the Company assumed a note payable secured by certain restaurants owned by Paragon. The terms of the note payable agreement include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of June 13, 2000, the Company was not in compliance with certain financial ratio loan covenants and therefore the entire loan balance is classified as current. The Company, however, closed a sale-leaseback transaction of 19 of its restaurants on July 19, 2000 thereby enabling the Company to repay and discharge the note payable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held an annual meeting of its stockholders on June 6, 2000 (the "Annual Meeting"). Five matters were voted on at the Annual Meeting, as follows:

        (i) The election of nominee Mark W. Goudge as Director of the Company to serve a three year term.

                     FOR                    AGAINST                 ABSTAIN
                     2,493,062              200                     7,650

        (ii) To approve a proposal to increase the authorized number of shares of the Company's Common Stock from 10,000,000 to 25,000,000.

                     FOR                    AGAINST                 ABSTAIN
                     2,428,292              71,100                  1,520

        (iii) To consider and vote upon a proposal to approve the Company's 1999 Steakhouse Partners Option Plan.

                     FOR                    AGAINST                 ABSTAIN
                     1,278,814              126,700                 8,320

        (iv) To consider and vote upon a proposal to approve the Company's Year 2000 Incentive Plan.

                     FOR                    AGAINST                 ABSTAIN
                     1,293,694              117,320                 2,820

        (v) The ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent public auditors for the fiscal year ending December 26, 2000. The votes were cast for this matter as follows:

                     FOR                    AGAINST                 ABSTAIN
                     2,485,362              9,750                   5,800



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


Date:  July 27, 2000