Form 10QSB
period 2000-09-05
STEAKHOUSE PARTNERS INC
filed 2000-10-25
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 5, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 5, 2000 - 3,369,022 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet at September 5, 2000                   2-3

          Condensed Consolidated Statements of Operations for
          the twelve weeks ended September 5, 2000 and September 7, 1999               4

          Condensed Consolidated Statements of Operations for
          the thirty-six weeks ended September 5, 2000 and September 7, 1999           5

          Condensed Consolidated Statements of Cash Flows for
          the thirty-six weeks ended September 5, 2000 and September 7, 1999           6

          Notes to Condensed Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  8-12

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                           13

Item 2.   Change in Securities and Use of Proceeds                                    13

Item 3.   Defaults Upon Senior Securities                                             13

Item 4.   Submission of Matters to a Vote of Security Holders                         13

Item 5.   Other Information                                                           13

Item 6.   Exhibits and Reports on Form 8-K                                            13

SIGNATURES                                                                            14

Part III. EXHIBITS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 5, 2000
(unaudited)

ASSETS

Current assets

         Cash and cash equivalents                                         $ 1,882,754
         Accounts receivable, net                                              818,441
         Inventories                                                         3,407,309
         Employee advances                                                     572,328
         Prepaid expenses and other current assets                           1,517,271
                                                                           -----------
Total current assets                                                         8,198,103

Property and equipment, net                                                 43,345,019

Intangible assets, net                                                         394,888
Other                                                                        1,411,473
Cash - restricted under collateral agreements                                1,165,746
                                                                           -----------
Total assets                                                               $54,515,229
                                                                           ===========

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF SEPTEMBER 5, 2000
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

         Current portion of long-term debt                                  $  2,458,132
         Current portion of capital lease obligations                            476,995
         Accounts payable                                                      5,635,784
         Accrued liabilities                                                   9,002,116
         Accrued payroll costs                                                 2,591,307
                                                                            ------------
Total current liabilities                                                     20,164,334

Long-term debt, net of current portion                                         3,652,565
Capital lease obligations, net of current portion                             26,953,264
Deferred liabilities                                                           2,313,255
                                                                            ------------
Total liabilities                                                             53,083,418
                                                                            ------------
Commitments and contingencies

Stockholders' equity

Preferred stock, Series B, Convertible, $0.001 par value
         1,000,000 shares authorized
         1,000,000 shares issued and outstanding                                   1,000
Preferred stock, Series C, Convertible, $0.001 par value
         1,750,000 shares authorized
         1,750,000 shares issued and outstanding                                   1,750
Common stock, $0.01 par value
         10,000,000 shares authorized
         3,369,022 shares issued
         and outstanding                                                          33,690
Subscriptions receivable                                                         (10,000)
Treasury stock                                                                  (175,000)
Additional paid-in capital                                                    11,586,152
Accumulated deficit                                                          (10,005,781)
                                                                            ------------
Total stockholders' equity                                                     1,431,811
                                                                            ------------
Total liabilities and stockholders' equity                                  $ 54,515,229
                                                                            ============

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           12 WEEKS         12 WEEKS
                                                                             ENDED            ENDED
                                                                          SEPTEMBER 5,    SEPTEMBER 7,
                                                                             2000             1999
                                                                         -------------   -------------
                                                                          (unaudited)     (unaudited)
Revenues                                                                $26,659,247     $37,457,661

Cost of sales
Food and beverage                                                         9,358,293      18,626,256
Payroll and payroll related costs                                         9,213,329       9,920,418
Direct operating costs                                                    6,048,545       6,548,351
Depreciation and amortization                                               717,829       1,101,144
                                                                        -----------     -----------

Total cost of sales                                                      25,337,996      36,196,169
                                                                        -----------     -----------
Gross profit                                                              1,321,251       1,261,492

General and administrative expenses                                       1,816,162       1,220,751
                                                                        -----------     -----------

Income (loss) before other income (expense)                                (494,911)         40,741

Interest expense and financing costs, net                                   565,059       1,054,291
                                                                        -----------     -----------

Loss before provision for income taxes                                   (1,059,970)     (1,013,550)

Provision for income taxes                                                   46,155          41,215
                                                                        -----------     -----------

Net loss                                                                $(1,106,125)    $(1,054,765)
                                                                        ===========     ===========

Basic and diluted loss per share                                             $(0.33)         $(0.33)
                                                                        ===========     ===========

Weighted-average shares outstanding                                       3,369,022       3,186,775
                                                                        ===========     ===========

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            36 WEEKS          36 WEEKS
                                                                             ENDED             ENDED
                                                                          SEPTEMBER 5,      SEPTEMBER 7,
                                                                              2000              1999
                                                                         -------------     -------------
                                                                          (unaudited)       (unaudited)
Revenues                                                                $94,207,144        $115,700,080

Cost of sales

Food and beverage                                                        37,417,512          54,505,200
Payroll and payroll related costs                                        29,115,683          32,480,974
Direct operating costs                                                   18,602,909          20,967,266
Depreciation and amortization                                             2,611,519           3,420,358
                                                                        -----------        ------------

Total cost of sales                                                      87,747,623         111,373,798
                                                                        -----------        ------------
Gross profit                                                              6,459,521           4,326,282

General and administrative expenses                                       5,516,529           5,810,469
                                                                        -----------        ------------
Income (loss) before other income (expense)                                 942,992          (1,484,187)

Interest expense and financing costs, net                                 1,970,095           3,080,820
                                                                        -----------        ------------
Loss before provision for income taxes                                   (1,027,103)         (4,565,007)

Provision for income taxes                                                  110,737             129,086
                                                                        -----------        ------------
Net loss                                                                $(1,137,840)       $ (4,694,093)
                                                                        ===========        ============

Basic and diluted loss per share                                             $(0.34)             $(1.71)
                                                                        ===========        ============

Weighted-average shares outstanding                                       3,369,022           2,748,673
                                                                        ===========        ============

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            36 WEEKS           36 WEEKS
                                                                             ENDED              ENDED
                                                                          SEPTEMBER 5,       SEPTEMBER 7,
                                                                              2000               1999
                                                                         -------------      -------------
                                                                          (unaudited)        (unaudited)
Cash flows from operating activities
Net loss                                                                 $ (1,137,840)       $(4,694,093)
Adjustments to reconcile net loss to net cash
    used in operating activities
Depreciation and amortization                                               2,612,110          3,420,358
Gain on sale of furniture and equipment                                      (592,712)              -
Forgiveness of employee advances                                              200,000               -
Issuance of common stock in exchange for services
    rendered                                                                   38,960            680,500
(Increase) decrease in operating assets                                     3,829,685            155,243
Increase (decrease) in operating liabilities                               (3,684,780)        (2,123,554)
                                                                         ------------        -----------
Net cash provided by (used in) operating activities                         1,265,423         (2,561,546)
                                                                         ------------        -----------
Cash flows from investing activities

Purchases of furniture and equipment                                         (186,727)          (715,774)
Change in restricted cash                                                     443,757            (60,355)
Other                                                                            -              (168,121)
                                                                         ------------        -----------
Net cash provided by (used in) investing activities                           257,030           (944,250)
                                                                         ------------        -----------
Cash flows from financing activities

Proceeds from sale leaseback                                               22,000,000               -
Debt offering costs                                                              -              (302,809)
Net change in line of credit                                               (2,775,435)           886,732
Proceeds (Repayment) of notes payable and capital leases                  (20,474,731)            99,112
Proceeds from issuance of common stock                                           -             4,326,000
Equity offering costs                                                            -              (306,820)
Proceeds from sale of stock options                                            20,000               -
                                                                         ------------        -----------
Net cash provided by (used in) financing activities                        (1,230,166)         4,702,215
                                                                         ------------        -----------
Net increase in cash and cash equivalents                                     292,287          1,196,419
Cash and cash equivalents, beginning of period                              1,590,467            755,141
                                                                         ------------        -----------
Cash and cash equivalents, end of period                                 $  1,882,754        $ 1,951,560
                                                                         ============        ===========

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the thirty-six week period ended September 5, 2000 are not necessarily indicative of the results to be expected for the full year ending December 26, 2000. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These consolidated financial statements should be read in conjunction with the 1999 consolidated financial statements.

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

NOTE 3 - CONTINGENCIES

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

Overview

The Company currently operates 68 full-service steakhouse restaurants located in 11 states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse, Red Oak, Texas Loosey's and Galveston's. On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants.

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

To the extent we build steakhouses in new locations there is likely to be a time lag between when the expenses of the startup are incurred and when the newly constructed steakhouses are opened and begin to generate revenues, which time lag could affect quarter-to-quarter comparisons and results.

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

Our overall steakhouse operations tend to experience seasonal fluctuations, with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Mid-west operations, and the third quarter being the weakest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our Mid-west locations.

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

Since our Pacific Basin Foods subsidiary is in the wholesale business of providing food supplies to restaurants, its profit margin on sale of food products to restaurants is significantly less than the margin that can be obtained through restaurant sales. In addition, since Pacific Basin Foods maintains a large inventory of food supplies to service its wholesale customers, its business is more susceptible to the risk of inventory obsolescence than our other business operations. As described below, Pacific Basin Foods has suffered the loss of its two principal outside customers as a result of which the Company has reduced its workforce by 47% and consolidated warehouses. The Company believes that the restructuring of Pacific Basin Foods is now complete.

RESULTS OF OPERATIONS

Twelve Weeks Ended September 5, 2000 Compared to Twelve Weeks Ended September 7, 1999

Revenues for the twelve-week period ended September 5, 2000 decreased $10,798,414 or 28.8% from $37,457,661 for the twelve-week period ended September 7, 1999 to $26,659,247 for the same period in 2000. The decrease is largely attributable to losing the two largest external customers at Pacific Basin Foods. Pacific Basin Foods had no revenues (excluding Paragon Steakhouse Restaurants) for the twelve-week period ended September 5, 2000 versus $10,316,416 for the twelve-week period ended September 7, 1999. Revenue from the Company's original restaurants decreased $296,690 or 59.8% from $496,194 for the twelve-week period ended September 7, 1999 to $199,504 for the same period in 2000. The decrease was the result of closing down two non-performing restaurants pending their sale and the sale of the third (of the original four) in the prior period. Net revenue for Paragon Steakhouse Restaurants increased 4.3% for the twelve-week period ended September 5, 2000 compared to the net revenue for comparable (67) restaurants for the same twelve-week period ended September 7, 1999.

Food and beverage costs for the twelve-week period ended September 5, 2000 decreased $9,267,963 or 49.8% from $18,626,256 for the twelve-week period ended September 7, 1999 to $9,358,293 for the same period in 2000. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 34.7% for the twelve-week period ended September 7, 1999 compared to 35.1% for the same period in 2000. The major reasons for the 0.4% increase in costs was management's decision to increase the size of food portions that were offered to customers and the significant increase in beef prices for the twelve-week period ended September 5, 2000. The total food and beverage cost as a percentage of total revenue, which included the restaurants and the food distribution subsidiary, was 35.1% for the twelve-week period ended September 5, 2000 compared to 49.7% for the twelve-week period ended September 7, 1999. The major reason for this reduction is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers. The food distribution subsidiary's food and beverage costs typically ran about 90%.

Payroll and payroll related costs for the twelve-week period ended September 5, 2000 decreased $707,089 or 7.1% from $9,920,418 for the twelve-week period ended September 7, 1999 to $9,213,329 for the same period in 2000. Payroll and payroll related costs as a percentage of revenues were 26.5% for the twelve-week period ended September 7, 1999 compared to 34.7% for the same period in 2000. The major reason for this increase is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers. The food distribution subsidiary's payroll and payroll related costs typically ran about 6.7% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 34.6% of restaurant revenues for the twelve-week period ended September 5, 2000 compared to 36.0% for the twelve-week period ended September 7, 1999. The decrease is principally due the operational efficiencies and improvements that management introduced in the third quarter of 1999.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended September 5, 2000 decreased $499,806 or 7.6% from $6,548,351 for the twelve-week period ended September 7, 1999 to $6,048,545 for the same period in 2000. Direct operating costs as a percentage of revenues were 17.5% for the twelve-week period ended September 7, 1999 compared to 22.7% for the same period in 2000. The major reason for this increase is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers. The food distribution subsidiary's direct operating costs typically ran about 3.2%. Also contributing to the increase is higher utility costs especially in the California units and investing more dollars in the Company's guest relations program.

Depreciation and amortization for the twelve-week period ended September 5, 2000 decreased $383,315 or 34.8% from $1,101,144 for the twelve-week period ended September 7, 1999 to $717,829 for the same period in 2000. The decrease is principally due to the sale of one under performing Texas Loosey's restaurant, one under performing Paragon steakhouse restaurant and adjusting Paragon's asset base to properly reflect the purchase price by Steakhouse Partners, Inc.

General and administrative expenses for the twelve-week period ended September 5, 2000 increased $595,411 or 48.8% from $1,220,751 for the twelve-week period ended September 7, 1999 to $1,816,162 for the same period in 2000. General and administrative expenses as a percentage of restaurant revenues was 3.3% for the twelve-week period ended September 7, 1999 compared to 6.8% for the same period in 2000. This increase in the general and administrative expenses is principally due to a $200,000 accrual for year-end executive bonuses that was not made last year and a $383,066 tax adjustment in last year's quarter that was misclassified to general and administrative. This was reversed in the fourth quarter of 1999.

Interest expense and financing costs, net for the twelve-week period ended September 5, 2000 decreased $489,232 or 46.4% from $1,054,291 for the twelve-week period ended September 7, 1999 to $565,059 for the same period in 2000. The decrease is partially due to the Company's Paragon Subsidiary selling a Red Oak in El Cajon, CA.

Net loss net for the twelve-week period ended September 5, 2000 increased $51,360 or 4.9% from $1,054,765 for the twelve-week period ended September 7, 1999 to $1,106,125 for the same period in 2000. The increase is principally due to the continued operational restructuring and external sales issues at Pacific Basin Foods, the executive bonus accrual, and a sale-leaseback transaction.

Thirty-six Weeks Ended September 5, 2000 Compared to Thirty-six Weeks Ended September 7, 1999

Revenues for the thirty-six week period ended September 5, 2000 decreased $21,492,936 or 18.5% from $115,700,080 for the thirty-six week period ended September 7, 1999 to $94,207,144 for the same period in 2000. The decrease is almost entirely attributable to losing the two largest external customers at Pacific Basin Foods and the closing of four restaurants. Pacific Basin Foods revenues for the thirty-six week period ended September 5, 2000 decreased $18,683,644 or 70.5% from $26,495,489 for the thirty-six week period ended September 7, 1999 to $7,811,845 for the same period in 2000. Revenue from the Company's original restaurants decreased $1,325,636 or 67.1% from $1,976,905 for the thirty-six week period ended September 7, 1999 to $651,269 for the same period in 2000. The decrease was the result of selling one of the Company's original restaurants and closing down two more pending their sale. Net revenue for Paragon Steakhouse Restaurants increased 4.6% for the thirty-six week period ended September 5, 2000 compared to the net revenue for comparable (67) restaurants for the same thirty-six week period ended September 7, 1999.

Food and beverage costs for the thirty-six week period ended September 5, 2000 decreased $17,087,688 or 31.4% from $54,505,200 for the thirty-six week period ended September 7, 1999 to $37,417,512 for the same period in 2000. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.2% for the thirty-six week period ended September 5, 2000 compared to 35.4% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 89.8% of the food distribution revenue for the thirty-six week period ended September 5, 2000 compared to 89.8% for the same period in 1999. The total food and beverage cost which includes the restaurants and the food distribution subsidiary's as a percentage of total revenue was 39.7% for the thirty-six week period ended September 5, 2000 compared to 47.1% for the same period in 1999. The major reason for this reduction is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers.

Payroll and payroll related costs for the thirty-six week period ended September 5, 2000 decreased $3,365,291 or 10.4% from $32,480,974 for the thirty-six week period ended September 7, 1999 to $29,115,683 for the same period in 2000. Payroll and payroll related costs as a percentage of revenues were 30.9% for the thirty-six week period ended September 5, 2000 compared to 28.1% for the same period in 1999. The major reason for this increase is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers. The food distribution subsidiary's payroll and payroll related costs typically ran about 6.3% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 32.2% of restaurant revenues for the thirty-six week period ended September 5, 2000 compared to 34.5% for the thirty-six week period ended September 7, 1999. The decrease is principally due the operational efficiencies and improvements that management introduced in the second quarter of 1999 partially offset by higher non-recurring training expenses in 2000.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirty-six week period ended September 5, 2000 decreased $2,364,357 or 11.3% from $20,967,266 for the thirty-six week period ended September 7, 1999 to $18,602,909 for the same period in 2000. These costs as a percentage of restaurant revenues were 21.5% for the thirty-six week period ended September 5, 2000 compared to 23.5% for the same period in 1999. Direct operating costs for the restaurants only were 21.2% of restaurant revenue for the thirty-six week period ended September 5, 2000 compared to 22.0% for the thirty-six week period ended September 7, 1999. The decrease is primarily due to the cost reduction program and elimination of excessive coupon usage implemented during the first half of 1999. This was partially offset by higher utility costs especially in the California units and investing more dollars in the Company's guest relations program in the second half of the period.

Depreciation and amortization for the thirty-six week period ended September 5, 2000 decreased $808,839 or 23.6% from $3,420,358 for the thirty-six week period ended September 7, 1999 to $2,611,519 for the same period in 2000. The decrease is principally due to the sale of one non-performing Texas Loosey's restaurant, two non-performing Paragon steakhouse restaurants (of which one was already closed) and adjusting Paragon's asset base to reflect the purchase price paid by Steakhouse Partners, Inc.

General and administrative expenses for the thirty-six week period ended September 5, 2000 decreased $293,940 or 5.3% from $5,810,469 for the thirty-six week period ended September 7, 1999 to $5,516,529 for the same period in 1999. General and administrative expenses as a percentage of restaurant revenues was 6.4% for the thirty-six week period ended September 5, 2000 compared to 7.0% for the same period in 1999. The decrease is principally due to non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the reduction in force and other cost savings measures implemented by management in the first half of 1999. These savings are partially offset by planned investment in additional training programs and recruitment to develop and improve the Company's District Leaders and General Managers, as well as, the reversal of the tax adjustment made in 1999.

Interest expense and financing costs, net for the thirty-six week period ended September 5, 2000 decreased $1,110,725 or 36.1% from $3,080,820 for the thirty-six week period ended September 7, 1999 to $1,970,095 for the same period in 2000. The decrease is principally due to the Company's Paragon Subsidiary selling a previously closed (prior to December, 1998) Mountain Jack's Steakhouse in Warren, MI for a gain of $483,000 and selling a Red Oak in El Cajon, CA.

Net loss net for the thirty-six week period ended September 5, 2000 decreased $3,556,253 or 75.8% from $4,694,093 for the thirty-six week ended September 7, 1999 to $1,137,840 for the same period in 2000. The decrease is principally due to the operational improvements and labor efficiencies that management introduced in the thirty-six week period ended September 7, 1999. Also contributing to the decrease was non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the reduction in force and other cost savings measures implemented by management in the first half of 1999. This was partially offset by the accounting for the sale-leaseback transaction, executive bonus accrual and the major restructuring and non-recurring charges of $684,112 for warehouse consolidation, the reduction by 47% of Pacific Basin's workforce, and additional training and recruitment for Paragon Steakhouse.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $1,882,754 at September 5, 2000. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations, is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company has been successful in obtaining additional financing to repay an approximate $20 million loan that is collateralized by 19 restaurants owned by the Company. The Company was in default with respect to certain loan covenants associated with this loan. As of July 18, 2000 the Company closed the sale-leaseback transaction and simultaneously repaid the approximately $20 million loan collateralizing the 19 restaurants. With the elimination of $20 million of short- term debt and its improved cash flow the Company will request that its outside accountants review their going concern opinion as of the Company's next audit.

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

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

27.1 - FINANCIAL DATA SCHEDULE

(b) Reports on Form 8-K

On August 3, 2000 the Company filed a Current Report on Form 8-K to report the closing of the sale-leaseback of 19 of its steakhouses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STEAKHOUSE PARTNERS, INC.

                                               By: /s/ Joseph L. Wulkowicz
                                               ----------------------------
                                               Joseph L. Wulkowicz
                                               Chief Financial and Accounting
                                               Officer

Date: October 25, 2000