Form 10-K
period 2000-12-31
STEAKHOUSE PARTNERS INC
filed 2001-03-29
CIK 1017156

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                            ------------------------

                                   FORM 10 -K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 26, 2000

                       Commission File Number: 000-23739

                           STEAKHOUSE PARTNERS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                               94-3248672
       (State of Incorporation)              (I.R.S. Employer I.D. Number)

              10200 Willow Creek Road, San Diego, California 92131
             (Address of principal executive offices and Zip Code)

                                 (858) 689-2333
              (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.

  Securities registered pursuant to Section 12(g) of the Exchange Act: Common
                                     Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/ YES / / NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

Registrant's revenues for its most recent fiscal year (ended December 26, 2000):
$131,635,804.

Aggregate market value of voting stock held by non-affiliates: $5,093,720.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

3,386,522 common shares were outstanding as of December 26, 2000.

Documents Incorporated by Reference:
Part III -- Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

The index to exhibits is located on page 20.

                                   FORM 10-K
                           STEAKHOUSE PARTNERS, INC.
             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 2000

                               TABLE OF CONTENTS

Item                                                                PAGE
                                 PART I

Item  1.  Business..........................................           1
Item  2.  Properties........................................           9
Item  3.  Legal Proceedings.................................          10
Item  4.  Submission of Matters to a Vote of Security
            Holders.........................................          10

                                PART II

Item  5.  Market for the Registrant's Common Equity and
            Related Stockholder Matters.....................          10
Item  6.  Selected Financial Data...........................          10
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............          12
Item  7a.  Quantitative and Qualitative Disclosures about
            Market Risk.....................................          16
Item  8.  Financial Statements and Supplementary Data.......          17
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............          17

                                PART III

Item 10.  Directors, Executive Officers of the Registrant...          17
Item 11.  Executive Compensation............................          17
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management..................................          17
Item 13.  Certain Relationships and Related Transactions....          17
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................          17

Signatures..................................................          19

                                      (i)

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

     Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 65 full-service steakhouse restaurants located in eleven states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is approximately $23.00 (including alcoholic beverages) and it currently serves over 6.8 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. Company management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth.

     On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouse restaurants and Pacific Basin Foods Inc., ("Pacific Basin") a restaurant food distribution company. Paragon and Pacific Basin are now wholly owned subsidiaries of the Company.

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

RESTAURANT CONCEPTS

     All of our restaurants are positioned as destination restaurants that attract loyal clientele. By our use of the term destination restaurants, we mean that we seek to establish our restaurants as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight-seeing. All of our restaurants are full-service steakhouses. Our restaurants feature only USDA Choice, midwestern corn-fed beef. Unlike many of our competitors, we do not serve plastic-wrapped vacuum sealed steaks but rather we hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is another "signature product" and is the basis for our distinctive merchandising commitment to "The Best Prime Rib in Town". Our prime rib, which is served in a herb crust, is slow roasted for seven hours to enhance its flavor and tenderness. Portions are deliberately generous and full liquor and bar service is available. Alcoholic beverage service accounts for approximately 19% of our net sales.

     Most of our restaurants are open daily from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:00 a.m. on weekdays; but most of these restaurants are closed for lunch on weekends.

     We currently operate in three distinctive steakhouse markets.

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE AND MOUNTAIN JACK'S

     We have 49 steakhouses operating under the brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's for which the average dinner check is in the under $25.00 per guest range. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and have the "look and feel" of a special restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

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

     We are currently developing the next generation of our classic steakhouse concept under the names J. Dempsey's and H. Hunter Steakhouse. Each will continue to be positioned as a step above the lower ticket Outback and Lone Star Steakhouses.

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

CORPORATE STRATEGY

     We believe that a critical component to our success is to exceed the expectations of each guest by providing a dining experience characterized by high quality, personalized service and quality menu selections. We also believe that ambiance, location and price-value relationship are keys to success in the restaurant industry. We differentiate our restaurants by emphasizing the following strategic elements:

     * High-quality and attentive service.

     * Consistent high-quality, fresh products achieved through careful ingredient selection, generous food preparation and aging of steaks.

     * Positioning in the mid-priced, full service steakhouse segment of the restaurant industry.

     * Strong emotional value through branding.

GROWTH STRATEGY

     Our goal is to enhance our position as a leader in the steakhouse restaurant industry by building through internal growth, licensing, and acquisitions, a national network of steakhouse restaurants. Key components of our strategy include the following:

     * Leverage established brands. Paragon has been in the steakhouse business since 1967 and we believe our Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers brands are well established in the industry. We plan to test the licensing of our brands with selected operators in 2001.

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

     The management team for a typical steakhouse restaurant generally consists of one general manager, two assistant managers and a kitchen manager. Each restaurant also employs a staff consisting of approximately 50 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a District Leader, who each supervise eight to 12 restaurants, and who, in turn, reports to our vice president of operations. Restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management define operations and performance objectives for each restaurant and monitor implementation. Senior management regularly visit various of our restaurants and meet with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of restaurant operations and personnel development.

     Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a restaurant manager, or an experienced key employee. Management continuously solicits employee feedback concerning restaurant operations and strive to be responsive to the employees' concerns.

PURCHASING

     We purchase a major portion of our food and beverage products from our wholly owned subsidiary, Pacific Basin Foods, at below market rates. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to us for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies.

PACIFIC BASIN FOODS

     Our Pacific Basin Foods subsidiary is a wholesale food distributor serving the restaurant industry. Its principal clients are Paragon and several small regional chains. Pacific Basin Foods has warehouses located in Rantoule, Illinois and in San Diego, California, from which it services its customers. In addition to the sale and distribution of food supplies to restaurants, Pacific Basin Foods provides furniture, fixtures and equipment to restaurants.

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

GOVERNMENT REGULATION

     Our restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant currently has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. We are required to renew these licenses annually. In addition, these licenses may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. Our failure to obtain or retain liquor or food service licenses would likely have a material adverse effect on our operations. In order to reduce this risk, each of our restaurants is expected to be operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. In certain states, there is a set number of alcoholic beverage licenses available, but there is an active market through which new licenses can be obtained at the then-applicable market price. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

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

EMPLOYEES

     At March 20, 2001, we employed 3,399 individuals, of which 291 occupy executive or managerial positions, approximately 3,100 hold non-managerial restaurant-related positions and the balance occupy clerical and office positions. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

RESTAURANT LOCATIONS AS OF MARCH 20, 2001

     The following table sets forth the location of our existing Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's, Carvers restaurants and our unique formal restaurants:

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE, AND MOUNTAIN JACK'S LOCATIONS:

ARIZONA                 Oakland                 INDIANA                 NEVADA
Phoenix (2)             Oceanside               Indianapolis            Las Vegas
Tempe                   Pleasanton              Lafayette
Yuma                    S. San Francisco                                NORTH CAROLINA
                        S. San Jose             MICHIGAN                Raleigh
CALIFORNIA              Sacramento              Auburn Hills            Traverse City
Anaheim                 San Diego               Clinton Township
Bakersfield             Santa Rosa              Dearborn Heights        OHIO
Concord                 Temecula                Grandville              Canton
Fairfield               Thousand Oaks           Kentwood                Elyria
Fremont                 Ventura                 Lansing                 Independence
Lake Forest                                     Taylor                  Middleburg Heights
Milpitas                ILLINOIS                Troy                    North Olmstead
Modesto                 Springfield             Portage                 Toledo
                                                                        WISCONSIN
                                                                        Madison (2)

CARVERS LOCATIONS:              Farmington Hills, Michigan      UNIQUE FORMAL LOCATIONS:
Glendale, Arizona               Henderson, Nevada               Folson, California
Scottsdale, Arizona             Beachwood, Ohio                 Rancho Cordova,
Rancho Bernardo, California     Centerville, Ohio               Riverside, California
Roseville, California           Orem, Utah                      South Bend, Indiana
Greenwood, Indiana              Sandy, Utah                     Williamsburg, Virginia

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

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL
PROFITS.

     We were organized in May 1996 and have incurred losses from inception. We may never generate profits. We incurred a net loss of approximately $621,000 for the fiscal year ended December 26, 2000, a net loss of approximately $3.9 million for the fiscal year ended December 26, 1999 and a net loss of approximately $3.0 million for the fiscal year ended December 29, 1998. As of December 26, 2000 we had an accumulated deficit of approximately $9.5 million.

     In order to operate profitably, we must:

     * further improve operating margins at our existing restaurants;

     * successfully expand our operations in a cost effective manner; and

     * capitalize on the general and administrative cost savings implemented during the last fiscal year.

THE COMPANY RECEIVED A NOTICE FROM THE NASDAQ SMALLCAP MARKET STATING THAT IT MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

     In November 2000, we received a notice from The Nasdaq SmallCap Market indicating that we failed to meet Nasdaq's $2 million in net tangible assets standard for continued listing on The Nasdaq Small Cap Market. A hearing has been scheduled with Nasdaq to review that determination. At the hearing we plan to present, among other things, this Annual Report on Form 10-K, which reflects net tangible assets of approximately $2.2 million.

     Delisting of Steakhouse Partner, Inc.'s common stock from The Nasdaq SmallCap Market would cause the price of the common stock to drop and impair the ability of holders to sell their shares. In addition, in order to be relisted on Nasdaq if our stock is delisted, we would have to comply with the initial listing requirements, which are substantially more onerous than the maintenance standards. In the event our securities are delisted from Nasdaq, such delisting would also adversely affect our ability to raise financing.

IF HOOF-AND-MOUTH DISEASE SPREADS TO THE UNITED STATES IT COULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL RESULTS.

     There has been a recent outbreak of hoof-and-mouth disease (also known as foot-and-mouth disease) in Great Britain and France. If the disease spreads to animals in the United States, it could have a negative effect on our financial results by reducing the amount of beef consumption in the United States and/or making meat more expensive at the market. Although hoof-and-mouth disease has not occurred in the United States since 1929, there can be no assurance that this most recent outbreak won't spread to the United States.

     Hoof-and-mouth disease is a highly communicable virus that affects mainly cows and pigs. An animal with hoof-and-mouth disease will develop a fever and blisterlike lesions on its tongue, lips and between its hooves. Even if an animal recovers, the disease will dramatically reduce the animal's ability to produce milk and cause the animal to grow more slowly, thus making meat more expensive at the market.

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

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OR SUSPEND THE EXPANSION OF OUR OPERATIONS, WHICH COULD LEAD TO OVERALL LOWER REVENUES AND ADVERSELY EFFECT OUR FINANCIAL RESULTS AND PROSPECTS.

     We currently do not have any firm commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or suspend the expansion of our operations, which could lead to overall lower revenues and adversely effect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures.

ITEM 2. DESCRIPTION OF PROPERTY.

     As of March 24, 2001, the Company leased all of its restaurant locations and five of the Company's restaurants were closed for renovation. Lease terms are generally 10 to 35 years, with renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases which require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective.

     On July 19, 2000, the Company completed a sale and leaseback transaction with RS Realty Partners, LP with respect to 19 of its properties, yielding net proceeds of approximately $22 million. The Company utilized a majority of these net proceeds to pay down a $20 million mortgage debt.

     The Company's executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. The Company believes that there is sufficient office space available at favorable leasing terms in the San Diego, California metropolitan area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3. LEGAL PROCEEDINGS

     In the opinion of management, there are no legal proceedings which will have a material adverse effect on the financial position or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

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

     The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                                     HIGH             LOW
                                                     ----             ---
    Year ended December 31, 1999
    First Quarter..............................     $    8.63        $    4.13
    Second Quarter.............................          7.31             4.00
    Third Quarter..............................          9.25             6.07
    Fourth Quarter.............................          7.375            4.875

                                                     HIGH             LOW
                                                     ----             ---
    Year ended December 31, 2000
    First Quarter..............................     $    7.00        $    4.50
    Second Quarter.............................          5.35             2.03
    Third Quarter..............................          4.75             2.25
    Fourth Quarter.............................          7.22             2.75

HOLDERS

     As of March 25, 2001, there were approximately 470 record holders of the Company's Common Stock.

DIVIDENDS

     The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company did not issue within the period covered by this Report any securities which were not registered pursuant to the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data for the three years ended December 31, 2000 has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 2000, and the Management's Discussion and Analysis of Financial Condition and Results of Operations:

               INCOME STATEMENT DATA:                       2000            1999           1998
               ----------------------                   ------------    ------------    -----------
REVENUES............................................    $131,635,804    $167,800,573    $ 6,519,421
                                                        ------------    ------------    -----------
COST OF SALES
  Food and beverage.................................      50,030,402      79,928,345      2,569,457
  Payroll and payroll related costs.................      41,253,070      46,093,086      2,001,542
  Direct operating costs............................      26,074,710      28,513,663      1,441,367
  Depreciation and amortization.....................       3,927,687       4,213,750        148,156
                                                        ------------    ------------    -----------
     Total cost of sales............................     121,285,869     158,748,844      6,160,522
                                                        ------------    ------------    -----------
GROSS PROFIT........................................      10,349,935       9,051,729        358,899
COSTS AND EXPENSES
  General and administrative expenses...............       8,257,405       8,365,542      2,219,992
                                                        ------------    ------------    -----------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE).........       2,092,530         686,187     (1,861,093)
OTHER INCOME (EXPENSE)
  Gain on sale of property, plant, and equipment....       1,589,480         --             --
  Interest income...................................         --               36,942         68,495
  Miscellaneous income..............................         271,821         --             --
  Interest and financing costs......................      (3,524,994)     (4,607,781)      (884,961)
  Impairment of property, plant, and equipment......        (388,868)        --             --
  Impairment of goodwill............................        (194,514)        --             --
  Forgiveness of officer advances...................        (442,058)        --             --
                                                        ------------    ------------    -----------
     Total other income (expense)...................      (2,689,133)     (4,570,839)      (816,466)
                                                        ------------    ------------    -----------
LOSS BEFORE PROVISION FOR INCOME TAXES AND
  EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT.........        (596,603)     (3,884,652)    (2,677,559)
PROVISION FOR INCOME TAXES..........................          24,841          10,387          6,044
                                                        ------------    ------------    -----------
LOSS BEFORE EXTRAORDINARY LOSS ON DEBT
  EXTINGUISHMENT....................................        (621,444)     (3,895,039)    (2,683,603)
EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT...........         --              --            (278,125)
                                                        ------------    ------------    -----------
               NET LOSS.............................    $   (621,444)   $ (3,895,039)   $(2,961,728)
                                                        ------------    ------------    -----------
                                                        ------------    ------------    -----------
BASIC AND DILUTED LOSS PER SHARE BEFORE
  EXTRAORDINARY ITEM................................    $      (0.18)   $      (1.39)   $     (1.26)
                                                        ------------    ------------    -----------
                                                        ------------    ------------    -----------
EXTRAORDINARY LOSS PER SHARE........................    $         --    $         --    $     (0.13)
                                                        ------------    ------------    -----------
                                                        ------------    ------------    -----------
BASIC AND DILUTED LOSS PER SHARE AFTER EXTRAORDINARY
  ITEM..............................................    $      (0.18)   $      (1.39)   $     (1.39)
                                                        ------------    ------------    -----------
                                                        ------------    ------------    -----------

                BALANCE SHEET DATA:                         2000            1999           1998
                -------------------                     ------------    ------------    -----------
Current assets.                                         $  8,917,182    $ 11,701,064    $12,219,301
TOTAL ASSETS........................................    $ 45,387,251    $ 63,080,613    $67,446,977
TOTAL DEBT, EXCLUDING CAPITAL LEASE OBLIGATIONS.....    $  5,797,953    $ 26,115,608    $27,290,713
  Stockholders' equity..............................    $  2,172,237    $  2,501,346    $ 1,551,705

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations. The following discussion and the section entitled "Business -- Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 26, 2000 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

     The Company currently operates 65 full-service steakhouse restaurants located in 11 states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse, Red Oak, Texas Loosey's and Galveston's. On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants.

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

     We have three business units, which have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units -- Paragon Steakhouse Restaurants, Inc. and Steakhouse Partners, Inc. -- that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

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

RESULTS OF OPERATIONS

     Year Ended December 26, 2000 Compared to the Year Ended December 28, 1999

     Revenues for the year ended December 26, 2000 decreased $36,164,769 or 21.6% from $167,800,573 for the year ended December 28, 1999 to $131,635,804 for the same period in 2000. The decrease is entirely attributable to the sale or closure of 8 under performing Paragon and Galveston restaurants and the loss of Pacific Basin Foods' 2 largest external customers. This was partially offset by a 4.1% increase in Paragon's same store sales from the comparable fifty-two week period in 1999. Pacific Basin Foods revenues for the fifty-two week period ended December 26, 2000 decreased $30,227,647 or 79.0% from $38,245,252 for the fifty-two week period ended December 28, 1999 to $8,017,605 for the same period in 2000. Revenue from the Company's original restaurants (Galveston) decreased $1,585,713 or 63.6% from $2,493,467 for the fifty-two week period ended December 28, 1999 to $907,754 for the same period in 2000. The decrease was the result of selling one, subleasing another and closing down a third pending its sale. Net revenue for Paragon Steakhouse Restaurants increased 4.1% for the fifty-two week period ended December 26, 2000 compared to the net revenue for comparable (64) restaurants for the same fifty-two week period ended December 28, 1999.

     Food and beverage costs for the fifty-two week period ended December 26, 2000 decreased $29,897,943 or 37.4% from $79,928,345 for the fifty-two week period ended December 28, 1999 to $50,030,402 for the same period in 2000. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 38.0% for the fifty-two week period ended December 26, 2000 compared to 47.6% for the same period in 1999. The factors for this improvement were operating efficiencies, menu simplification and a small price increase partially offset by higher beef costs. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 86.2% of the food distribution revenue for the fifty-two week period ended December 26, 2000 compared to 90.6% for the same period in 1999. The main reason for this improvement was the replacement of larger less profitable external customers with smaller more profitable ones. The total food and beverage cost which includes the restaurants and the food distribution subsidiaries as a percentage of total revenue was 38.0% for the fifty-two week period ended December 26, 2000 compared to 47.6% for the same period in 1999. The major reason for this reduction is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers.

     Payroll and payroll related costs for the fifty-two week period ended December 26, 2000 decreased $4,840,016 or 10.5% from $46,093,086 for the fifty-two week period ended December 28, 1999 to $41,253,070 for the same period in 2000. The total payroll and payroll related costs which includes the restaurants and the food distribution subsidiaries as a percentage of revenues were 31.3% for the fifty-two week period ended December 26, 2000 compared to 27.5% for the same period in 1999. The major reason for this increase is the decrease in the food distribution subsidiary's business coupled with the reduction in force expense and its proportionate effect on these numbers. The food distribution subsidiary's payroll and payroll related costs typically ran about 5.4% for the same period in 1999.

Payroll and payroll related costs for the restaurants only were 32.0% of restaurant revenues for the fifty-two week period ended December 26, 2000 compared to 33.3% for the fifty-two week period ended December 28, 1999. The decrease is principally due to the operational efficiencies and improvements that management introduced in the second quarter of 1999 partially offset by an increase in the minimum wage and higher non-recurring training expenses in 2000.

     Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 26, 2000 decreased $2,438,953 or 8.6% from $28,513,663 for the fifty-two week period ended December 28, 1999 to $26,074,710 for the same period in 2000. These costs as a percentage of restaurant revenues were 21.0% for the fifty-two week period ended December 26, 2000 compared to 22.0% for the same period in 1999. Direct operating costs for the restaurants only were 19.4% of restaurant revenue for the fifty-two week period ended December 26, 2000 compared to 20.4% for the fifty-two week period ended December 28, 1999. The decrease is primarily due to the cost reduction program and elimination of excessive coupon usage implemented during the first half of 1999. This was partially offset by higher utility costs especially in the California units, the operating lease portion of the sale leaseback and investing more dollars in the Company's guest relations program in the second half of the period.

     Depreciation and amortization for the fifty-two week period ended December 26, 2000 decreased $286,063 or 6.8% from $4,213,750 for the fifty-two week period ended December 28, 1999 to $3,927,687 for the same period in 2000. The decrease is principally due to the sale of one non-performing Texas Loosey's restaurant, five non-performing Paragon steakhouse restaurants (of which one was already closed) this was partially off set by adjusting Paragon's asset base to reflect the purchase price paid by Steakhouse Partners and new asset life.

     General and administrative expenses for the fifty-two week period ended December 26, 2000 decreased $108,137 or 1.3% from $8,365,542 for the fifty-two week period ended December 28, 1999 to $8,257,405 for the same period in 2000. General and administrative expenses as a percentage of restaurant revenues was 6.7% for the fifty-two week period ended December 26, 2000 compared to 6.5% for the same period in 1999. The same percentage relationship to revenues is principally due to non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the reduction in force and other cost savings measures implemented by management in the first half of 1999. These savings are partially offset by planned investments in additional training programs and recruitment to develop and improve the Company's District Leaders and General Managers, as well as, additional consulting and management fees incurred for the reorganization of Pacific Basin Foods and analysis of potential acquisition targets.

     Total other income and interest expense, net for the fifty-two week period ended December 26, 2000 decreased $1,881,706 or 41.2% from $4,570,839 for the fifty-two week period ended December 28, 1999 to $2,689,133 for the same period in 2000. The decrease is principally due to the Company's Paragon Subsidiary selling two previously closed (prior to December, 1998) Mountain Jack's Steakhouse in Warren and Harper Woods, MI for a gain of $1,274,702 plus the net gain of selling three other locations. This was partially offset by the $583,382 write down of leasehold improvements and goodwill of Galveston's' Fullerton location for asset impairment (subleased for final four years remaining on original lease) and the forgiveness of $442,058 of advances to two officers.

     Net loss for the fifty-two week period ended December 26, 2000 decreased $3,273,595 or 84.0% from $3,895,039 for the fifty-two week ended December 28, 1999 to $621,444 for the same period in 2000. The decrease is principally due to the operational improvements and labor efficiencies that management introduced in the fifty-two week period ended December 28, 1999. Also contributing to the decrease was non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the gain from selling two previously closed Mountain Jack's Steakhouse in Warren and Harper Woods, MI. This was partially offset by an executive bonus accrual, the major restructuring and non-recurring charges of $684,112 at Pacific Basin Foods (warehouse consolidation and the reduction of 47% of its workforce) and additional training and recruitment for Paragon Steakhouse.

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

     Food and beverage costs for the year ended December 28, 1999 increased $77,358,888 or 3,011% from $2,569,457 for the year ended December 29, 1998 to
$79,928,345 for the same period in 1999. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 45.9% for the year ended December 29, 1998 compared to 34.9% for the same period in 1999. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 90.5% of the food distribution revenue for the year ended December 28, 1999. The total food and beverage cost as a percentage of total revenue was 47.6%, which includes the restaurants and the food distribution subsidiary. The increase in the food and beverage costs at the restaurant level is directly related to the acquisition of Paragon that carries traditional steakhouse food and beverage costs, and higher meat prices experienced by the restaurant industry in 1999.

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

     Net loss net for the fifty-two week period ended December 28, 1999 increased $933,311 or 31.5% from $2,961,728 for the fifty-two week ended December 29, 1998 to $3,895,039 for the same period in 1999. The increase is principally due to the acquisition of Paragon and Pacific Basin Foods and the increase in indebtedness partially offset by the operational improvements and headcount reductions realized in the second half of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our initial public offering commenced on February 27, 1998. In addition to the approximate $9.3 million raised by us in 1998 in equity and debt financing, we raised $1.5 million under a promissory note in March 1999 and $4.0 million in private placement equity offerings in June and July 1999. A significant portion of the equity and debt financing raised in 1998 was used to pay the purchase price and related transaction costs associated with the acquisition of Paragon and to a lesser degree to fund the our operating loss.

     The Company has a cash and cash equivalents balance of $3,359,150 at December 26, 2000. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. In order for the Company to expand its operations through the purchase or construction of new restaurants, the Company may have to sell additional equity or debt securities or obtain credit facilities.

     Our operating activities for the year ended December 26, 2000 provided $3.4 million of cash. This was chiefly the result of the improvements in operations and working capital for the year. In addition, the use of cash of approximately $1.1 million for investing activities relates primarily to the capital purchase of furniture and equipment for the steakhouses. This was more than offset by the $2.0 million in net proceeds from the sale of several restaurants.

     The major source of cash used in financing activities for the year ended December 26, 2000 was for the repayment in total of a line of credit and debt of $25.4 million. This was partially offset by the $22.0 million in proceeds for a sale-leaseback of 19 company fee owned properties.

     The cost of opening each new restaurant ranges from $1,200,000 to $1,650,000 for the build-out of a brand-new facility and from $500,000 to $750,000 for the conversion of an existing restaurant, which includes leasehold improvements, furniture, fixtures, equipment, food and beverage inventory and other start-up expenses. We lease restaurant and transportation equipment under operating and capital leases. These leases have initial terms generally ranging from five to seven years and require a fixed monthly payment, or in the case of transportation equipment, additional payments on a per mile basis.

     We may need additional sources of financing during the next 12 months. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our growth strategy, including any potential additional acquisitions, which could lower our revenues and increase the net loss, if we achieve profitability in the future. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

     We intend to continue our aggressive acquisition program with a combination of cash, common stock and some debt used to finance the primary portion of consideration. We expect the cash needed for these acquisitions to come from additional financing facilities and potential debt or equity offerings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

     Interest Rate Sensitivity. As of December 26, 2000, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

     Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS.

     The consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

     The following exhibits are filed as part of this Report:

     3.1*        Restated Certificate of Incorporation of the Company.
     3.2*        Certificate of Correction to Restated Certificate of
                 Incorporation of the Company.
     3.3*        Certificate of Amendment to Restated Certificate of
                 Incorporation of the Company.
     3.4*        By-Laws of the Company.
     3.5*        Certificate of Amendment to Restated Certificate of
                 Incorporation of the Company.
     3.6*        Certificate of Amendment to Restated Certificate of
                 Incorporation of the Company.
    10.1*        Galveston Steakhouse Corp. Omnibus Stock Plan.
    10.2*        Richard M. Lee Stock Option Agreement.
    10.3*        Hiram J. Woo Stock Option Agreement.
    10.4**       Merger Agreement dated August 31, 1998 by and among the
                 Company, Tri-Core Steakhouse, Inc., Paragon Steakhouse
                 Restaurants, Inc. and Kyotaru Co. Ltd.
    10.5***      First Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and
                 Kyotaru Co., Ltd., on the other hand.

    10.6***      Second Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri- Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and
                 Kyotaru Co., Ltd., on the other hand.
    10.7***      Third Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and
                 Kyotaru Co., Ltd., on the other hand.
    10.8****     Form of Securities Purchase Agreement by and between the
                 Company and each of JMG Capital Partners, L.P., Triton
                 Capital Investments Limited, and Barry Lebin.
    10.9****     Form of Registration Rights Agreement by and between the
                 Company and each of JMG Capital Partners, L.P., Triton
                 Capital Investments Limited, and Barry Lebin.
   10.10****     Form of Debenture issued to JMG Capital Partners, L.P.,
                 Triton Capital Investments Ltd and Barry Lebin.
   10.11****     Form of Note Purchase Agreement by and between the Company and Talisman Capital Opportunity Fund Ltd.
   10.12****     Form of Secured Exchangeable Note issued to Talisman Capital
                 Opportunity Fund Ltd.
   10.13****     Form of Warrant issued to Talisman Capital Opportunity Fund
                 Ltd.
   10.14****     Form of Collateral, Pledge and Security Agreement by and
                 between the Company and Talisman Capital Opportunity Fund
                 Ltd.
   10.15****     Loan and Security Agreement dated December 21, 1998 by and between Pacific Basin Foods, Inc. and The CIT Group/Credit
                 Finance, Inc.
   10.16****     Security Agreement dated December 21, 1998 by and between
                 the Company and The CIT Group/Credit Finance, Inc.
   10.17****     Secured Continuing Guaranty dated December 21, 1998 executed by the Company.
   10.18****     Security Agreement (Intellectual Property) dated December
                 21, 1998 by and between the Company and The CIT Group/Credit
                 Finance, Inc.
   10.19****     Grant of Security Interest (Trademarks) dated December 21,
                 1998 executed by the Company.
   10.20*****    Purchase and Sale Agreement between Paragon Steakhouse
                 Restaurants, Inc. and HS Realty Partners, LP
    21.1******   List of Subsidiaries of Steakhouse Partners, Inc.
    23.1******   Consent of Singer Lewak Greenbaum & Goldstein LLP.

------------------

*          Incorporated by reference from Registration Statement on
           Form SB-2 (File #333-29093).
**         Incorporated by reference from Form 8-K, Current Report,
           filed with the SEC on September 14, 1998.
***        Incorporated by reference from Form 8-K, Current Report,
           filed with the SEC on January 4, 1999.
****       Incorporated by reference from Registration Statement on
           Form SB-2 (File #333-69137)
*****      Incorporated by reference from Form 8-K, Current Report,
           filed with the SEC on August 3, 2000.
******     Filed herewith

REPORTS ON FORM 8-K

     1. Form 8-K dated July 19, 2000 reporting the sale-leaseback by Paragon Steakhouse Restaurants, Inc., a wholly owned subsidiary of Steakhouse Partners, Inc., of 19 of its restaurants.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          STEAKHOUSE PARTNERS, INC.

                                          /s/ RICHARD M. LEE
                                          ......................................
                                          Richard M. Lee
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                   NAME AND CAPACITY                                DATE
                   -----------------                                ----
/s/ RICHARD M. LEE                                             March 28, 2001
 .......................................................
Name: Richard M. Lee
Title: Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

/s/ HIRAM J. WOO                                               March 28, 2001
 .......................................................
Name: Hiram J. Woo
Title: President, Secretary, Director

/s/ JOSEPH L. WULKOWICZ                                        March 28, 2001
 .......................................................
Name: Joseph L. Wulkowicz
Title: Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ TOM EDLER                                                  March 28, 2001
 .......................................................
Name: Tom Edler
Title: Director

/s/ MARK W. GOUDGE                                             March 28, 2001
 .......................................................
Name: Mark W. Goudge
Title: Director

/s/ TOD LINDNER                                                March 28, 2001
 .......................................................
Name: Tod Lindner
Title: Director

                                 EXHIBIT INDEX

       EXHIBIT NO.                                  DESCRIPTION
       -----------                                  -----------
         21.1            List of Subsidiaries of Steakhouse Partners, Inc.

         23.1            Consent of Singer Lewak Greenbaum & Goldstein LLP

                            STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 2000, 1999, AND 1998

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                                                           CONTENTS
                                                                                                  DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------

                                                                                                        Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                        1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                                                        2 - 4

     Consolidated Statements of Operations                                                              5 - 6

     Consolidated Statements of Stockholders' Equity                                                    7 - 8

     Consolidated Statements of Cash Flows                                                             9 - 12

     Notes to Consolidated Financial Statements                                                        13 - 45

SUPPLEMENTAL INFORMATION

     Report Of Independent Certified Public Accountants
         On Financial Statement Schedules                                                                46

     Valuation and Qualifying Accounts - Schedule II                                                     47

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steakhouse Partners, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 8, 2001

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                                        CONSOLIDATED BALANCE SHEETS
                                                                                         DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------

                                                      ASSETS

                                                                                      2000               1999
                                                                                ---------------    ----------------
CURRENT ASSETS
     Cash and cash equivalents                                                  $     3,359,150    $      1,590,467
     Accounts receivables, net of allowance for doubtful accounts
         of $116,851 and $61,264                                                        722,766           3,498,401
     Inventories                                                                      3,344,087           5,173,175
     Prepaid expenses and other current assets                                        1,491,179           1,439,021
                                                                                ---------------    ----------------
              Total current assets                                                    8,917,182          11,701,064

PROPERTY, PLANT, AND EQUIPMENT, net                                                  33,274,038          47,608,117

OTHER ASSETS
     Advances to officers                                                               893,600             150,000
     Intangible assets, net                                                             190,574             443,722
     Deposits and other assets                                                          946,111           1,568,207
     Cash - restricted under collateral agreements                                    1,165,746           1,609,503
                                                                                ---------------    ----------------
                  TOTAL ASSETS                                                  $    45,387,251    $     63,080,613
                                                                                ===============    ================

                    The accompanying notes are an integral part of these financial statements.


                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                                        CONSOLIDATED BALANCE SHEETS
                                                                                         DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      2000               1999
                                                                                ---------------    ----------------
CURRENT LIABILITIES
     Current portion of convertible debt                                        $     1,100,000    $              -
     Current portion of long-term debt                                                2,697,953          22,434,042
     Current portion of capital lease obligations                                       361,831             542,569
     Line of credit                                                                           -           2,775,435
     Accounts payable                                                                 4,903,246           4,925,479
     Accrued expenses                                                                 2,238,103           2,522,281
     Unearned revenue                                                                 5,388,491           6,567,589
     Reserve for self insurance claims                                                  836,718           2,499,339
     Sales and property taxes payable                                                 1,256,197           1,261,181
     Accrued payroll costs                                                            2,486,597           3,089,052
                                                                                ---------------    ----------------
         Total current liabilities                                                   21,269,136          46,616,967

CONVERTIBLE DEBT, net of current portion                                                      -           1,100,000
SECURED EXCHANGEABLE NOTES                                                            2,000,000           2,000,000
LONG-TERM DEBT, net of current portion                                                        -             581,566
CAPITAL LEASE OBLIGATIONS, net of current portion                                    17,468,625           7,909,068
DEFERRED TAXES                                                                          119,411             162,970
DEFERRED RENT                                                                         2,357,842           2,208,696
                                                                                ---------------    ----------------
              Total liabilities                                                      43,215,014          60,579,267
                                                                                ---------------    ----------------
COMMITMENTS AND CONTINGENCIES

                    The accompanying notes are an integral part of these financial statements.

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                                        CONSOLIDATED BALANCE SHEETS
                                                                                         DECEMBER 31, 2000 AND 1999
-------------------------------------------------------------------------------------------------------------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)

                                                                                      2000               1999
                                                                                ---------------    ----------------
STOCKHOLDERS' EQUITY
     Preferred stock, $0.001 par value
         2,250,000 shares authorized
         0 and 0 shares issued and outstanding                                  $             -    $              -
     Preferred stock, Series B, Convertible, $0.001 par value
         1,000,000 shares authorized
         1,000,000 and 1,000,000 shares issued and outstanding                            1,000               1,000
     Preferred stock, Series C, Convertible, $0.001 par value
         1,750,000 shares authorized
         1,750,000 and 1,750,000 shares issued and outstanding                            1,750               1,750
     Common stock, $0.01 par value
         10,000,000 shares authorized
         3,386,522 and 3,369,022 shares issued and outstanding                           33,865              33,690
     Subscription receivable                                                                  -             (10,000)
     Treasury stock, 28,845 shares, at cost                                            (175,000)           (175,000)
     Additional paid-in capital                                                      11,809,352          11,527,192
     Accumulated deficit                                                             (9,498,730)         (8,877,286)
                                                                                ---------------    ----------------
              Total stockholders' equity                                              2,172,237           2,501,346
                                                                                ---------------    ----------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    45,387,251    $     63,080,613
                                                                                ===============    ================

                    The accompanying notes are an integral part of these financial statements.

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------------------------------------------

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
REVENUES                                                        $    131,635,804  $   167,800,573  $      6,519,421
                                                                ----------------  ---------------  ----------------
COST OF SALES
   Food and beverage                                                  50,030,402       79,928,345         2,569,457
   Payroll and payroll related costs                                  41,253,070       46,093,086         2,001,542
   Direct operating costs                                             26,074,710       28,513,663         1,441,367
   Depreciation and amortization                                       3,927,687        4,213,750           148,156
                                                                ----------------  ---------------  ----------------
     Total cost of sales                                             121,285,869      158,748,844         6,160,522
                                                                ----------------  ---------------  ----------------
GROSS PROFIT                                                          10,349,935        9,051,729           358,899

COSTS AND EXPENSES
   General and administrative expenses                                 8,257,405        8,365,542         2,219,992
                                                                ----------------  ---------------  ----------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)                            2,092,530          686,187        (1,861,093)
                                                                ----------------  ---------------  ----------------
OTHER INCOME (EXPENSE)
   Gain on sale of property, plant, and equipment                      1,589,480                -                 -
   Interest income                                                             -           36,942            68,495
   Miscellaneous income                                                  271,821                -                 -
   Interest and financing costs                                       (3,524,994)      (4,607,781)         (884,961)
   Impairment of property, plant, and equipment                         (388,868)               -                 -
   Impairment of goodwill                                               (194,514)               -                 -
   Forgiveness of officer advances                                      (442,058)               -                 -
                                                                ----------------  ---------------  ----------------
     Total other income (expense)                                     (2,689,133)      (4,570,839)         (816,466)
                                                                ----------------  ---------------  ----------------
LOSS BEFORE PROVISION FOR INCOME TAXES AND
   EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT                            (596,603)      (3,884,652)       (2,677,559)

PROVISION FOR INCOME TAXES                                                24,841           10,387             6,044
                                                                ----------------  ---------------  ----------------
LOSS BEFORE EXTRAORDINARY LOSS ON DEBT
   EXTINGUISHMENT                                                       (621,444)      (3,895,039)       (2,683,603)

EXTRAORDINARY LOSS ON DEBT EXTINGUISHMENT                                      -                -          (278,125)
                                                                ----------------  ---------------  ----------------
NET LOSS                                                        $       (621,444) $    (3,895,039) $     (2,961,728)
                                                                ================  ===============  ================

                       The accompanying notes are an integral part of these financial statements.

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------------------------------------------

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
BASIC AND DILUTED LOSS PER SHARE BEFORE
   EXTRAORDINARY ITEM                                           $          (0.18) $         (1.39) $          (1.26)
                                                                ================  ===============  ================
EXTRAORDINARY LOSS PER SHARE                                    $              -  $              - $          (0.13)
                                                                ================  ================ ================
BASIC AND DILUTED LOSS PER SHARE AFTER
   EXTRAORDINARY ITEM                                           $          (0.18) $         (1.39) $          (1.39)
                                                                ================  ===============  ================
WEIGHTED-AVERAGE SHARES OUTSTANDING                                    3,369,022        2,800,805         2,135,241
                                                                ================  ===============  ================

                       The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                          PREFERRED STOCK         PREFERRED STOCK
                                             SERIES B,               SERIES C,
                                            CONVERTIBLE             CONVERTIBLE             COMMON STOCK
                                        --------------------   ----------------------   ---------------------
                                         SHARES      AMOUNT     SHARES       AMOUNT       SHARES      AMOUNT
                                        ---------   --------   ---------   ----------   ----------   --------
Balance, December 31, 1997...........   1,000,000    $1,000           --   $       --      825,000   $  8,250
Issuance of common stock in
  connection with initial
  public offering....................                                                    1,250,000     12,500
Issuance costs.......................
Conversion of promissory notes.......                                                      333,325      3,333
Issuance of common stock in lieu of
  interest...........................                                                       20,000        200
Interest from fixed conversion
  features...........................
Extraordinary loss on debt
  extinguishment.....................
Net loss.............................
                                        ---------    ------    ---------   ----------   ----------   --------
Balance, December 31, 1998...........   1,000,000     1,000           --           --    2,428,325     24,283
Issuance of common stock for services
  rendered...........................                                                      146,000      1,460
Issuance of common stock in lieu of
  interest...........................                                                       52,500        525
Issuance of common stock for cash in
  connection with
  private placements.................                                                      705,197      7,052
Issuance costs.......................
Issuance of warrants in lieu of
  interest...........................
Issuance of Series C convertible
  preferred stock....................                          1,750,000        1,750
Purchase of stock options............
Exercise of stock options............                                                       35,000        350
Purchase of treasury stock...........
Issuance of common stock for
  subscriptions receivable...........                                                        2,000         20
Net loss.............................
                                        ---------    ------    ---------   ----------   ----------   --------
Balance, December 31, 1999...........   1,000,000    $1,000    1,750,000   $    1,750   $3,369,022   $ 33,690
Issuance of common stock in lieu of
  interest...........................                                                      17,5000        175
Issuance of warrants in lieu of
  interest...........................
Issuance of warrants for services
  rendered...........................
Issuance of stock options for
  services rendered..................
Purchase of stock options............
Cash payment on subscriptions
  receivable.........................
Net loss.............................
                                        ---------    ------    ---------   ----------   ----------   --------
Balance, December 31, 2000...........   1,000,000    $1,000    1,750,000   $    1,750    3,386,522   $ 33,865
                                        =========    ======    =========   ==========   ==========   ========

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                   ADDITIONAL
                                       SUBSCRIPTIONS   TREASURY      PAID-IN     ACCUMULATED
                                        RECEIVABLE       STOCK       CAPITAL       DEFICIT        TOTAL
                                       -------------   ---------   -----------   -----------   -----------
Balance, December 31, 1997...........   $  --          $  --       $   596,563   $(2,020,519)  $(1,414,706)
Issuance of common stock in
  connection with initial
  public offering....................                                6,487,500                   6,500,000
Issuance costs.......................                               (2,532,603)                 (2,532,603)
Conversion of promissory notes.......                                1,201,167                   1,204,500
Issuance of common stock in lieu
  of interest........................                                   99,800                     100,000
Interest from fixed conversion
  features...........................                                  378,117                     378,117
Extraordinary loss on debt
  extinguishment.....................                                  278,125                     278,125
Net loss.............................                                            (2,961,728)    (2,961,728)
                                        ----------     ---------   -----------   -----------   -----------
Balance, December 31, 1998...........      --             --         6,508,669   (4,982,247)     1,551,705
Issuance of common stock for
  services rendered..................                                  546,040                     547,500
Issuance of common stock in lieu
  of interest........................                                  205,725                     206,250
Issuance of common stock for
  cash in connection with
  private placements.................                                4,318,948                   4,326,000
Issuance costs.......................                                 (306,820)                   (306,820)
Issuance of warrants in lieu of
  interest...........................                                   60,000                      60,000
Issuance of Series C convertible
  preferred stock....................                                                                1,750
Purchase of stock options............                                   10,000                      10,000
Exercise of stock options............                                  174,650                     175,000
Purchase of treasury stock...........                   (175,000)                                 (175,000)
Issuance of common stock for
  subscriptions receivable...........      (10,000)                      9,980                          --
Net loss.............................                                            (3,895,039)    (3,895,039)
                                        ----------     ---------   -----------   -----------   -----------
Balance, December 31, 1999...........   $  (10,000)    $(175,000)  $11,527,192   $(8,877,286)  $ 2,501,346
Issuance of common stock in lieu of
  interest...........................                                   90,200                      90,375
Issuance of warrants in lieu of
  interest...........................                                   60,000                      60,000
Issuance of warrants for services
  rendered...........................                                   38,960                      38,960
Issuance of stock options for
  services rendered..................                                   73,000                      73,000
Purchase of stock options............                                   20,000                      20,000
Cash payment on subscriptions
  receivable.........................       10,000                                                  10,000
Net loss.............................                                              (621,444)      (621,444)
                                        ----------     ---------   -----------   -----------   -----------
Balance, December 31, 2000...........   $       --     $(175,000)  $11,809,352   $(9,498,730)  $ 2,172,237
                                        ==========     =========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------------------------------------------

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                     $       (621,444) $    (3,895,039) $     (2,961,728)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                   3,927,687        4,213,750           148,156
       Gain on sale of property, plant, and equipment                 (1,589,480)               -                 -
       Reduction of self insurance reserve                            (1,210,713)               -                 -
       Impairment of property, plant, and equipment                      388,868                -                 -
       Impairment of goodwill                                            194,514                -                 -
       Issuance of warrants for services rendered                         38,960                -                 -
       Issuance of warrants for interest                                  60,000                -                 -
       Issuance of stock options for services
         rendered                                                         73,000                -                 -
       Forgiveness of officer advances                                   442,058                -                 -
       Interest paid with common stock                                    90,375          266,250           100,000
       Interest charges on convertible debt                                    -                -           378,117
       Non-cash bonuses paid to officers                                       -                -           406,256
       Loss on debt extinguishment                                             -                -           278,125
       Deferred taxes                                                    (43,559)         (44,613)                -
       Issuance of common stock in exchange for
         services rendered                                                     -          547,500                 -
       Adjustment to purchase price of Paragon
         Steakhouse Restaurants, Inc.                                          -          435,830                 -
   (Increase) decrease in
     Accounts receivable                                               2,775,460        1,399,414        (1,126,342)
     Advances to officers                                             (1,185,658)        (150,000)         (226,517)
     Inventories                                                       1,829,088          382,114           235,998
     Prepaid expenses and other current assets                           211,383         (667,548)           (8,864)
     Intangible assets, net                                               58,634                -           183,438
     Deposits and other assets                                           334,943         (300,135)         (904,904)
     Cash - restricted under collateral agreements                             -          (78,074)                -
   Increase (decrease) in
     Accounts payable                                                    (22,233)      (3,942,613)       (1,985,311)
     Accrued expenses                                                   (284,178)        (284,767)          269,740
     Unearned revenue                                                 (1,179,098)         527,605           476,165
     Reserve for self insurance claims                                  (451,908)          (8,652)           21,273
     Sales and property taxes payable                                     (4,984)        (296,385)          134,659
     Accrued payroll costs                                              (602,455)        (738,722)         (492,168)
     Deferred rent                                                       149,146          161,976              (923)
                                                                ----------------  ---------------  ----------------
Net cash provided by (used in) operating activities                    3,378,406       (2,472,109)       (5,074,830)
                                                                ----------------  ---------------  ----------------

                    The accompanying notes are an integral part of these financial statements.

                                       9

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-------------------------------------------------------------------------------------------------------------------

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property, plant, and equipment                  $     (1,057,148) $    (1,346,661) $       (355,846)
   Proceeds from the sale of property, plant, and
     equipment                                                         1,981,963                -                 -
   Change in restricted cash                                             443,757                -                 -
   Acquisition of Paragon Steakhouse Restaurants,
     Inc. and subsidiaries and Pacific Basin Foods,
     Inc., net of cash acquired                                                -                -        (2,054,596)
                                                                ----------------  ---------------  ----------------
Net cash provided by (used in) investing activities                    1,368,572       (1,346,661)       (2,410,442)
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                                        450,013        1,500,000         5,096,367
   Principal payments on debt and capital leases                     (22,682,873)      (2,005,900)       (1,184,924)
   Proceeds from sale lease-back                                      22,000,000                -                 -
   Proceeds from issuance of stock                                             -        4,327,750         6,500,000
   Payment on subscription receivable                                     10,000                -                 -
   Cash paid for offering costs                                                -         (306,820)       (2,235,756)
   Cash received on sale of stock options                                 20,000           10,000                 -
   Net borrowing (payments) on line of credit                         (2,775,435)       1,129,066                 -
                                                                ----------------  ---------------  ----------------
Net cash provided by (used in) financing activities                   (2,978,295)       4,654,096         8,175,687
                                                                ----------------  ---------------  ----------------
Net increase in cash and cash equivalents                              1,768,683          835,326           690,415

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,590,467          755,141            64,726
                                                                ----------------  ---------------  ----------------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $      3,359,150  $     1,590,467  $        755,141
                                                                ================  ===============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   INTEREST PAID                                                $      3,131,129  $     4,266,122  $        501,666
                                                                ================  ===============  ================
   INCOME TAXES PAID                                            $        117,904  $        10,387  $          6,044
                                                                ================  ===============  ================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 2000, the Company acquired an automobile of $107,528 in exchange for a capital lease obligation.


                    The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the year ended December 31, 2000, the Company reclassified property, plant, and equipment that was available for sale of $263,541 to prepaid expenses and other current assets.

During the year ended December 31, 2000, the Company completed a sale lease-back transaction, whereby it acquired $11,186,496 of capital lease obligations.

During the year ended December 31, 1999, the Company issued 52,500 shares of common stock as payment of interest valued at $206,250.

During the year ended December 31, 1999, the Company issued 20,000 warrants as payment of interest valued at $60,000.

During the year ended December 31, 1999, the Company issued 146,000 shares of common stock in exchange for services rendered valued at $547,500.

During the year ended December 31, 1999, a previous employee of the Company exercised his options to purchase 35,000 shares of the Company's common stock at $5 per share for a total value of $175,000. As payment for this exercise, the employee surrendered 28,845 shares of the Company's common stock with a fair market value on the date of exercise of $6.0669 per share. In connection with this transaction, the Company recorded treasury stock of $175,000 as of December 31, 1999.

During the year ended December 31, 1999, the Company recorded subscriptions receivable of $10,000 for the purchase of 2,000 shares of the Company's common stock.

During the year ended December 31, 1999, the Company settled a lawsuit for approximately $1,313,000. In lieu of payment, the Company gave up three restaurants with the same value.

During the year ended December 31, 1998, debt holders of the Company converted $1,112,500 of promissory notes into 278,125 shares of the Company's common stock.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the year ended December 31, 1998, debt holders converted convertible promissory notes in the amount of $92,000 into 55,200 shares of the Company's common stock.

During the year ended December 31, 1998, the Company executed three promissory notes aggregating $393,285 for the purchase of restaurants and their related assets.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 1 - COMPANY BACKGROUND AND OPERATIONS

         Steakhouse Partners, Inc., a Delaware corporation, was incorporated on June 3, 1996 under the name "Texas Loosey's Steakhouse & Saloon, Inc." On December 19, 1996, the Board of Directors adopted a resolution to change its name to "Galveston's Steakhouse Corp." Up until December 18, 1998, Galveston's Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California which together formerly comprised all of the restaurants known as "Texas Loosey's Chili Parlor & Saloon" ("Texas Loosey's").

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

         During the year ended December 31, 1999, Galveston's Steakhouse Corp. changed its name to Steakhouse Partners, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Steakhouse Partners, Inc. and subsidiaries, PSR and PBF (collectively, the "Company"). Significant intercompany amounts and transactions have been eliminated in consolidation.

         Fiscal Year-End
         The Company reports its operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, the Company reports all years as ending December 31.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

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

         The Company maintains its cash deposits at numerous banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2000 and 1999, uninsured portions of the balances at those banks aggregated to $4,724,382 and $3,106,886, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

         Accounts Receivable

         Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance for doubtful accounts totaling $61,264. Management believes this to be sufficient to account for all uncollectible accounts.

         Unearned Revenue

         The Company sells gift certificates and recognizes a liability, which is included in unearned revenue, for gift certificates outstanding until the gift certificate is redeemed or considered to be unredeemable.

         Advertising and Promotional Costs

         Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the years ended December 31, 2000, 1999, and 1998 were $2,959,474, $2,647,008, and $63,129, respectively.

         Direct Operating Costs

         Direct operating costs consist of those direct costs associated with operating the restaurant locations, exclusive of depreciation and amortization expense, and with costs associated with operating PBF's warehouse operations.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

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

         Intangibles

         Intangibles consist of covenants not to compete and franchise contracts. The covenants not to compete and franchise contracts are being amortized over five years (the length of the contract).

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired, and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the year ended December 31, 2000, events and circumstances in connection with the disposal of two restaurants indicated that $328,000 of intangible assets of the Company were impaired. The Company's estimate of undiscounted cash flows indicates that such carrying amounts are not expected to be recovered. Accordingly, the Company recorded an impairment loss of $194,514, which is included in other income and expenses.

         Deferred Rent

         The leases on various facilities include certain rent relief and scheduled increasing monthly payments thereafter. In accordance with generally accepted accounting principles, the Company has accounted for these leases to provide for even charges to operations over the lives of the leases.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Segment Reporting

         The Company accounts for segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services (see Note 14).

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

         Comprehensive Income

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Recently Issued Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Changes in accounting to apply the guidance in SAB No. 101 may be accounted for as a change in accounting principle effective January 1, 2000. Management has not yet determined the complete impact of SAB No. 101 on the Company; however, management does expect that application of SAB No. 101 will not have a material effect on the Company's revenue recognition and results of operations.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)

         In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

         In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Fair Value of Financial Instruments

         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for long-term debt also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         Risk Concentrations

         During the year ended December 31, 2000, the Company did not have any risk concentrations. As of December 31, 1999, substantially all of the Company's accounts receivable were generated from two customers and were 46% and 36% of the Company's total accounts receivable.

         Reclassifications

         Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year presentation. Such reclassification had no effect on reported net income.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at December 31 consisted of the following:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Land                                                          $             -     $    11,832,771
                  Buildings                                                          11,951,328          24,137,881
                  Furniture, fixtures, and equipment                                  3,696,562           3,190,868
                  Leased property under capital leases                               21,094,688           9,665,525
                                                                                ---------------    ----------------
                                                                                     36,742,578          48,827,045
                  Less accumulated depreciation and amortization                      5,544,391           3,398,837
                                                                                ---------------    ----------------
                                                                                     31,198,187          45,428,208
                  Small kitchenwares                                                  2,075,851           2,179,909
                                                                                ---------------    ----------------
                      TOTAL                                                     $    33,274,038    $     47,608,117
                                                                                ===============    ================

         Depreciation and amortization expense was $3,927,687, $4,213,750, and $148,156 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 4 - INTANGIBLE ASSETS

         Intangible assets at December 31 consisted of the following:

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Goodwill                                                       $            -        $    313,000
                  Covenants not to compete                                               60,000              75,000
                  Franchise contract                                                    145,000             145,000
                  Other                                                                  70,000              70,000
                                                                                ---------------    ----------------
                                                                                        275,000             603,000
                  Less accumulated amortization                                          84,426             159,278
                                                                                ---------------    ----------------
                      TOTAL                                                     $       190,574    $        443,722
                                                                                ===============    ================

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 5 - NOTE RECEIVABLE

         To obtain a letter of credit for $2,600,000 required by one of the Company's lessors, the Company placed a $500,000 deposit with the issuer of the letter of credit on November 8, 1998. The Company in turn was able to secure its deposit with the issuer of the letter of credit with a non-negotiable promissory note that bears no interest. In exchange for the letter of credit, the Company is required to pay to the issuer $118,000 and issue 20,000 warrants annually on the anniversary date of the letter of credit, pro rata for each year the letter of credit is outstanding. Any money drawn on the letter of credit will incur an interest charge of 12% per annum, and repayment of the drawn down and interest charges are due within 90 days. The letter of credit matures in five years from the date of issuance and is callable after two years from the date of issuance by the Company upon payments of amounts due to the issuer. The Company reduced the note receivable by $118,000 during each of the years ended December 31, 2000 and 1999. The note receivable is included in deposits and other assets in the accompanying balance sheet.


NOTE 6 - LONG-TERM DEBT

         Long-term debt at December 31 consisted of the following:


                                                                                      2000               1999
                                                                                ---------------    ----------------
                  10.39% mortgage loan collateralized by the majority of the
                      Company's property, plant, and equipment, due in monthly
                      installments of principal and interest through September
                      2011. During the year ended December 31, 2000, the amount
                      was paid in full (see Note 7).                            $             -    $     19,618,578

                  Note payable to the former owner in the amount of $870,000, bearing interest at 8% per annum from the original note
                      date (August 19, 1996). Monthly principal and interest
                      payments of $10,978 are due from February 19, 1998 through
                      July 19, 2001, with the remaining principal balance due
                      via a balloon payment on August
                      19, 2001.                                                         707,048             778,303

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Note payable in the amount of $600,000 bearing interest at
                      6.9% per annum from the original note date (December 21,
                      1998). The note has been executed and delivered pursuant
                      to and in accordance with the terms and conditions of the
                      business combination described in Note 13. The principal
                      amount of the note was due in one installment on December
                      21, 1999. Interest on the principal balance of this note
                      shall be due and payable quarterly. The Company is
                      currently in default on this
                      obligation.                                               $       403,077    $        600,000

                  Note payable, dated December 21, 1998, due in one year,
                      bearing no interest (see Note 7). During the year ended
                      December 31, 2000, the
                      amount was paid in full.                                                -             250,000

                  Bridge loan, dated December 21, 1998, due in one year, bearing no interest (see Note 7). During the year ended December
                      31, 2000, the amount
                      was paid in full.                                                       -             100,000

                  Note payable, dated March 1, 1997, bearing interest at 11.25%
                      per annum with an original principal of $125,373 and
                      maturing in February 2000. The note required monthly
                      payments of $4,063 and was secured by the assets of two
                      restaurants. During the year ended December
                      31, 2000, the amount was paid in full.                                  -               6,678

                  Note payable, dated March 1, 1997, bearing interest at 11.25%
                      per annum with an original principal of $230,997 and
                      maturing in July 2004. The note requires monthly payments
                      of $3,895 and is
                      secured by the assets of two restaurants.                          74,445             162,049


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 6 - LONG-TERM DEBT (CONTINUED)

                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Note payable, dated March 22, 1999, bearing interest at 12.5%
                      per annum with an original principal of $1,500,000. The
                      note requires monthly payments of $15,625 through February
                      2004 with the remaining principal balance due in a balloon payment in March 2004. The note is secured by the assets
                      of two restaurants. The Company is currently in default on this
                      obligation.                                               $     1,500,000    $      1,500,000

                  Note payable, dated April 23, 2000, bearing interest at 7.22%
                      per annum with an original principal of $411,324. The note requires nine monthly
                      payments of $47,165 through January 1, 2001.                       13,383                   -
                                                                                ---------------    ----------------
                                                                                      2,697,953          23,015,608
                  Less current portion                                                2,697,953          22,434,042
                                                                                ---------------    ----------------
                           LONG-TERM PORTION                                    $             -    $        581,566
                                                                                ===============    ================

NOTE 7 - LINE OF CREDIT AND SECURED FINANCING

         Line of Credit

         On December 21, 1998, PBF entered into a $6,000,000 revolving line of credit (the "Revolver") with a financing company. The Revolver bore interest at prime, plus 1.25%. Borrowings and required payments under the Revolver were based upon a formula utilizing accounts receivable and inventories. The revolver was collateralized by substantially all of PBF's tangible property and accounts receivable. The Company had also pledged as additional collateral a $250,000 certificate of deposit. The Revolver was used to pay down accounts payable and advance funds to the Company and for working capital requirements. The terms of the Revolver included specific financial covenants, restrictions on loans to the Company and other affiliates, and maintenance of a specified level of tangible net worth. During the year ended December 31, 2000, the Company terminated its line of credit with the financing company. In connection with the termination, the Company received the pledged collateral of $250,000 as a reduction to the outstanding line of credit balance. As of December 31, 2000 and 1999, the outstanding balance was $0 and $2,775,435, respectively.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 7 - LINE OF CREDIT AND SECURED FINANCING (CONTINUED)

         Line of Credit (Continued)

         In order to obtain the $250,000 as collateral, the Company entered into a $250,000 loan agreement on November 18, 1998 with an unrelated third party, maturing one year from the date of the loan. In lieu of interest, the Company agreed to immediately issue 50,000 shares of common stock upon receipt by the Company of $250,000. These shares vest pro rata over the course of one year from the date of issuance of the letter of credit. The minimum vesting percentage is 25%, and the final vesting percentage will be the actual number of days that the letter of credit is outstanding divided by 360. If the loan balance is not paid off by the maturity date, the Company will issue an additional 50,000 shares of common stock, pro rata for the days outstanding.

         The share beneficiaries also have the ability to put or sell all of their shares in this transaction back to the Company at $5 per share over a 90-day window, beginning one year from the issuance date of the letter of credit or beginning from the date of the termination of the letter of credit, whichever is earlier. Any monies drawn on this letter of credit will immediately become due and payable in full by the Company, and interest will accrue on the any unpaid monies at an annual interest rate of 12%. Any monies not paid after 30 days will be charged at an annual interest rate of 18%. The loan is guaranteed by the Company and personally guaranteed by the Company's Chairman of the Board and President. In relation to this loan, the Company recorded interest expense of $66,625 and $250,000 as of December 31, 2000 and 1999, respectively, for the issuance of common stock according to the terms of this agreement. During the year ended December 31, 2000, the Company paid the note in full. In addition, the put options related to this agreement expired without being exercised.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 7 - LINE OF CREDIT AND SECURED FINANCING (CONTINUED)

         Secured Financing (Continued)

         On April 30, 1997 and on May 28, 1997, the mortgage agreement was amended primarily to modify the loan covenants. As of December 31, 1999, the Company was not in compliance with certain financial ratio loan covenants and therefore has reclassified the entire loan balance as current.

         On July 19, 2000, PSR completed a sales-leaseback transaction of 19 of its restaurants for $22,000,000. The Company used a majority of the proceeds to pay off the secured mortgage. As of December 31, 2000 and 1999, the outstanding balance was $0 and $19,618,578, respectively

         Bridge Loan

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

         Upon the one-year maturity date and on each annual anniversary thereafter, as long as the $100,000 balance owed remains unpaid, the Company will issue an additional 20,000 shares of common stock, which will vest immediately. In addition, those unpaid monies will accrue interest after the one-year maturity date at an annual interest rate of 25%. The share beneficiaries also have the ability to put or sell all their shares in this transaction back to the Company at $5 per share over a 90-day window, beginning one year from the receipt of the $100,000. The loan is guaranteed by the Company and personally guaranteed by the Company's Chairman of the Board and President. In relation to this loan, the Company recorded interest expense of $23,750 and $100,000 as of December 31, 2000 and 1999, respectively, for the issuance of common stock in accordance with this agreement. During the year ended December 31, 2000, the note was paid in full. In addition, the put options related to this agreement expired without being exercised.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 8 - CONVERTIBLE DEBT

         The Company issued convertible debt, as summarized below, payable to various individuals, which is convertible at the option of the holder into the Company's common stock. Interest at 6% per annum is payable on a quarterly basis. If the note holders elect to convert their debt to common stock, the conversion price for each share will equal 85% of the average closing price of the Company's common stock for the five days preceding the conversion date. There were no conversions to common stock during the year ended December 31, 2000.

         The terms associated with each series for the year ended December 31, 2000 are as follows:

                                                2000               1999
                                          ---------------    ----------------
           6% notes, due July 23, 2001    $       100,000    $        100,000
           6% notes, due June 3, 2001             600,000             600,000
           6% notes, due July 15, 2001            400,000             400,000
                                          ---------------    ----------------

               TOTAL                      $     1,100,000    $      1,100,000
                                          ===============    ================

         In accordance with generally accepted accounting principles, the discount on the conversion feature of the above notes, arising from the 85% conversion feature, is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible.


NOTE 9 - SECURED EXCHANGEABLE NOTES

         On September 29, 1998, the Company issued a secured exchangeable note of $650,000, maturing on September 28, 2003. Interest on the note at 14.375% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. At December 31, 2000, the interest rate was 18.88%. The note may also be exchanged for the Company's common stock at an exchange price equal to $4.65 or the average of the four low trades in the primary market for trading of the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount. This note also provides warrants for the purchase of 73,125 shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28. The warrants may be exercised whole or in part.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 9 - SECURED EXCHANGEABLE NOTES (CONTINUED)

         On December 21, 1998, the Company issued a secured exchangeable note of $1,350,000, maturing on September 28, 2003. Interest on the note at 12% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. At December 31, 2000, the interest rate was 16.5%. The note may also be exchanged for the Company's common stock at an exchange price equal to $5.50 or the average of the four low trades in the primary market for trading of the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount. This note also provides warrants for the purchase of outstanding shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28125. The warrants may be exercised whole or in part.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

         Preferred Stock (Continued)

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

         Common Stock

         During the year ended December 31, 1998, the Company completed an IPO of its common stock. In connection with the IPO, the Company issued 1,250,000 shares of its $0.01 par value common stock at $5 per share for total proceeds of $6,500,000. Stock issuance costs incurred related to the IPO were $2,532,603.

         During the year ended December 31, 1998, the Company negotiated the conversion of certain promissory notes aggregating to $1,112,500 into 278,125 shares of the Company's common stock. The conversion rate of the debt was provided at a discount for the debt holders in order to elicit their conversion. The conversion resulted in a loss on debt extinguishment of $278,125, which represents the difference between the carrying value of the debt extinguishment and the fair market value of the securities issued to extinguish the debt. In addition, holders of promissory notes aggregating to $92,000 were converted into 55,200 shares of common stock worth $276,000 in the aggregate. The Company recorded the difference between the note amount of $92,000 and the conversion amount of $276,000 as interest expense upon the closing of the IPO and the conversion of debt to common stock.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

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

         During the year ended December 31, 1999, a previous employee of the Company exercised his options to purchase 35,000 shares of the Company's common stock at $5 per share for a total value of $175,000. As payment for this exercise, the employee surrendered 28,845 shares of the Company's common stock with a fair market value on the date of exercise of $6.0669 per share. In connection with this transaction, the Company recorded treasury stock of $175,000 as of December 31, 1999.

         During the year ended December 31, 1999, the Company recorded subscriptions receivable of $10,000 for the purchase of 2,000 shares of the Company's common stock. As of December 31, 2000, the Company received cash for the subscriptions receivable of $10,000.

         During the years ended December 31, 2000 and 1999, the Company issued 17,500 and 52,500 shares, respectively, of common stock in lieu of interest payments on certain notes. In connection with these issuances, the Company recorded interest expense totaling $90,375 and $206,250 as of December 31, 2000 and 1999, respectively (see Note 7).

         During the years ended December 31, 2000 and 1999, the Company issued 20,000 warrants annually to purchase shares of the Company's common stock at $5 per share. In connection with these issuances, the Company recorded interest expense of $60,000 as of both December 31, 2000 and 1999.

         During the year ended December 31, 2000, the Company issued 20,000 warrants to purchase shares of the Company's common stock at $3 per share in accordance with a lien release agreement. In connection with the issuance, the Company recorded financing costs of $38,960 as of December 31, 2000.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY (CONTINUED)

         Common Stock (Continued)

         During the year ended December 31, 2000, the Company issued an employee 25,000 stock options in exchange for $20,000. The stock options are exercisable at $6.50 per share and approximated the fair value of the Company's common stock at the date of issuance. As such, no compensation expense has been recognized. Subsequent to the issuance, the options were canceled with the intention of being re-issued after a waiting period of six months at an exercise price to be determined by the Board of Directors.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

         Steakhouse Partners, Inc. Stock Option Plan

         In July 1999, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Steakhouse Plan"). The Steakhouse Plan provides incentive to key employees, officers, and directors of the Company who provide significant services to the Company. There are 1,000,000 options available for grant under the Steakhouse Plan. Options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options may be excisable less than six months from the grant date. The exercise price of options granted under the Steakhouse Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company's common stock on the date of grant.

         Steakhouse Partners, Inc. 2000 Stock Option Plan

         In March 2000, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Steakhouse 2000 Plan"). The Steakhouse 2000 Plan, which was approved by the Company's stockholders at the 2000 annual meeting, is intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. There are 5,000,000 options available for grant under the Steakhouse 2000 Plan. Options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options may be excisable less than six months from the grant date. The exercise price of options granted under the Steakhouse 2000 Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company's common stock on the date of grant.

         Other Stock Options Issued Outside of the Plan

         During the year ended December 31, 1998, the Company issued options to one employee of the Company to purchase 75,000 shares of common stock. The options were issued outside of any formal plan and vest ratably over five years. The options are exercisable at $4.96 per share and approximated the fair value of the Company's common stock at the issuance date. As such, no compensation expense has been recognized in the Company's financial statements.

         During the year ended December 31, 1999, the Company issued an employee 20,000 stock options in exchange for $20,000, of which $10,000 was paid in December 1999, and the remaining balance was paid during the year ended December 31, 2000. The stock options are exercisable at $6.50 per share and approximated the fair value of the Company's common stock at the date of issuance. As such, no compensation expense has been recognized.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2000, 1999 and 1998:

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
                  Net loss
                    As reported                                 $       (621,444) $    (3,895,039) $     (2,961,728)
                    Pro forma                                   $       (813,716) $    (4,465,739) $     (3,026,783)
                  Basic loss per common share
                    As reported                                 $          (0.18) $        (1.39)  $          (1.39)
                    Pro forma                                   $          (0.24) $        (1.59)  $          (1.42)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000, 1999, and 1998: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 50%, 30%, and 45%, respectively; risk-free interest rates of 6.3%, 6.2%, and 4.6%, respectively; and expected lives of five, two, and two years, respectively. The weighted-average fair value of options granted during the year ended December 31, 2000 for which the exercise price was greater than the market price on the grant date was $2.47, and the weighted-average exercise price was $5.39.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)

         A summary of the Company's stock option plans and changes in outstanding options for the years ended December 31, 2000, 1999, and 1998 are as follows:

                                                          Omnibus Plan                      Outside of Plan
                                               ---------------------------------  ---------------------------------
                                                                   Weighted-                          Weighted-
                                                    Shares          Average           Shares          Average
                                                     Under          Exercise           Under          Exercise
                                                    Option           Price            Option            Price
                                               ---------------  ----------------  ---------------  ----------------
                  Outstanding at
                    December 31, 1997                        -  $              -          225,000  $           1.77
                      Granted                          400,000  $           3.15           75,000  $           4.96
                      Forfeited                        (65,000) $           3.13                -  $              -
                                               ---------------                    ---------------

                  Outstanding at
                    December 31, 1998                  335,000  $           3.15          300,000  $           2.57
                      Granted                                -  $              -           20,000  $           6.50
                      Exercised                              -  $              -          (35,000) $           5.00
                      Forfeited                              -  $              -          (25,000) $           5.00
                                               ---------------                    ---------------

                  OUTSTANDING AT
                    DECEMBER 31, 1999
                    AND 2000                           335,000  $           3.15          260,000  $           2.31
                                               ===============                    ===============

                  EXERCISABLE AT
                    DECEMBER 31, 2000                  335,000  $           3.15          180,000  $           0.96
                                               ===============                    ===============


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)

                                                       Galveston's Plan                  Steakhouse Plan
                                               ---------------------------------  ---------------------------------
                                                                  Weighted-                          Weighted-
                                                    Shares         Average             Shares         Average
                                                     Under         Exercise             Under         Exercise
                                                    Option            Price            Option            Price
                                               ---------------  ----------------  ---------------  ----------------
                  Outstanding at
                    December 31, 1997
                    and 1998                                 -  $              -                -  $              -
                      Granted                          519,999  $           6.33          794,100  $           6.82
                      Forfeited                         (7,500) $           7.50                -  $              -
                                               ---------------                    ---------------

                  Outstanding at
                    December 31, 1999                  512,499  $           6.32          794,100  $           6.82
                      Granted                                -  $              -          185,000  $           5.60
                      Forfeited                        (80,000) $           7.13         (120,000) $           6.96
                                               ---------------                    ---------------

                  OUTSTANDING AT
                    DECEMBER 31, 2000                  432,499  $           6.17          859,100  $           6.54
                                               ===============                    ===============

                  EXERCISABLE AT
                    DECEMBER 31, 2000                   50,750  $           6.12          731,100  $           6.68
                                               ===============                    ===============


                                                                                      Steakhouse 2000 Plan
                                                                                                     Weighted-
                                                                                       Shares         Average
                                                                                        Under         Exercise
                                                                                       Option            Price
                                                                                  ---------------  ----------------

                  Outstanding at December 31, 1997, 1998, and 1999                              -  $              -
                      Granted                                                             200,000  $           5.20
                                                                                  ---------------

                           OUTSTANDING AT DECEMBER 31, 2000                               200,000  $           5.20
                                                                                  ===============

                           EXERCISABLE AT DECEMBER 31, 2000                                     -  $              -
                                                                                  ===============


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)

         The weighted-average remaining contractual life of the options outstanding at December 31, 2000 is seven years. The exercise prices for the options outstanding at December 31, 2000 ranged from $0.60 to $9.50, and information relating to these options is as follows:


                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
               Prices        Outstanding        Exercisable            Life       Outstanding       Exercisable
         ------------------  ---------------   ---------------   ---------------  ---------------  ----------------
         $      0.60 - 6.00        1,182,499           549,750         5.7 years  $          4.13  $           2.59
         $      6.01 - 9.50          904,100           747,100         8.6 years  $          6.79  $           2.69
                             ---------------   ---------------

                                   2,086,599         1,296,850
                             ===============   ===============

         Warrants
         A summary of the Company's outstanding warrants and activity for the years ended December 31, 2000 and 1999 are as follows:

                                                                                                     Weighted-
                                                                                       Shares         Average
                                                                                        Under         Exercise
                                                                                      Warrant            Price
                                                                                  ---------------  ----------------
                  Outstanding at December 31, 1997                                              -  $              -
                      Granted                                                             413,771  $           6.02
                                                                                  ---------------

                  Outstanding at December 31, 1998 and 1999                               413,771  $           6.02
                      Granted                                                              40,000  $           4.00
                                                                                  ---------------

                  OUTSTANDING AT DECEMBER 31, 2000                                        453,771  $           5.84
                                                                                  ===============

                  EXERCISABLE AT DECEMBER 31, 2000                                        453,771  $           5.84
                                                                                  ===============

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 11 - STOCK-BASED COMPENSATION (CONTINUED)

         Warrants (Continued)

         The following table summarizes information about warrants outstanding at December 31, 2000:

                                                                                           Weighted-
                                                                                            Average
                                               Warrants              Warrants              Remaining
                    Exercise Price          Outstanding            Exercisable        Contractual Life
                  --------------------    ------------------    ------------------   ---------------------
                  $               3.00                20,000                20,000               4.5 years
                  $               5.00                63,250                63,250               4.0 years
                  $            5.15625                12,606                12,606               3.0 years
                  $            5.28125                73,125                73,125               3.0 years
                  $               6.00               169,790               169,790               3.0 years
                  $               7.00               115,000               115,000               3.0 years
                                          ------------------    ------------------

                                                     453,771               453,771
                                          ==================    ==================

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

         For the years ended December 31, 2000, 1999, and 1998, rent expense was $7,931,606, $7,783,916, and $347,772, respectively.


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)

         Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2000 were as follows:

                  Year Ending                                                       Capital         Operating
                    December                                                        Leases             Leases
                 -------------                                                  ---------------    ----------------
                      2001                                                      $     2,276,305     $    7,248,906
                      2002                                                            2,235,433          6,732,090
                      2003                                                            2,250,268          6,218,794
                      2004                                                            2,251,135          5,531,771
                      2005                                                            2,253,008          4,950,146
                      Thereafter                                                     30,837,637         41,971,252
                                                                                ---------------    ----------------

                  Total minimum lease payments                                       42,103,786    $     72,652,959
                                                                                                   ================
                  Less amount representing interest                                  24,273,330
                                                                                ---------------
                                                                                     17,830,456
                  Less current portion                                                  361,831

                           LONG-TERM LEASE OBLIGATIONS                          $    17,468,625
                                                                                ===============

         Self Insurance
         The Company has self-insured retention insurance programs for general liability and employee health plans with varying deductibles and certain maximum coverage under the Company's risk management program. Amounts estimated to be payable with respect to existing claims for which the Company is liable under its self-insured retention have been accrued as liabilities. The Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits have been recorded in the other asset section of the balance sheet as "cash - restricted under collateral agreements." Estimated liabilities related to self insurance were $836,718 and $2,499,339 at December 31, 2000 and 1999, respectively, and are recorded in the accompanying balance sheets. Included in the estimated liability is the amount estimated to be payable with respect to existing claims for workers' compensation during the period the Company was self-insured for workers' compensation.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Other

         At December 31, 2000 and 1999, the Company had outstanding commitments to purchase inventory of approximately $1,504,000 and $1,770,000, respectively. The inventory purchase commitments approximate market value.

         The Company is also contingently liable on operating leases of property sold to third parties. The future minimum lease payments on these properties aggregate $2,399,168 through December 2009.

         Employment Agreements

         The Company has entered into two, four-year employment agreements, which expired on June 3, 2000, with officers of the Company. Aggregate annual payments required under the agreement were $50,000 and $45,000 and increased to $100,000 and $80,000, respectively, at the close of the Company's IPO. These employment agreements were not extended as of December 31, 2000.

         On December 15, 1998, the Company entered into a five-year employment agreement with an executive of the Company. The agreement requires annual gross salary payments of $80,000 and may be terminated without cause. However, in the event the agreement is terminated, the Company is obligated to pay six months' salary to the executive. During the year ended December 31, 1999, the executive resigned from the Company. As such, no additional compensation was due to the employee.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 13 - BUSINESS COMBINATION (CONTINUED)

         The acquisition has been accounted for as a purchase, and the results of operations of PSR since the date of acquisition (December 21, 1998) are included in the consolidated financial statements.

         A summary of the assets purchased in the business combination is as follows:


                  Working capital deficit                                                        $      (40,428,669)
                  Property, plant, and equipment                                                         50,715,926
                  Other assets                                                                            2,248,352
                  Other liabilities                                                                      (8,689,394)
                                                                                                 ------------------
                  Total price                                                                             3,846,215
                  Cash acquired                                                                          (1,191,519)

                      PURCHASE PRICE, NET OF CASH ACQUIRED                                       $        2,654,696
                                                                                                 ==================

         The following are the unaudited pro forma consolidated results of operations for the year ended December 31, 1998 as though Paragon Steakhouse Restaurants, Inc. had been acquired as of January 1, 1998:

                  Net sales                                                                      $      173,477,000
                  Net loss                                                                       $       (6,187,000)
                  Basic and diluted loss per share                                               $            (2.90)


NOTE 14 - SEGMENT INFORMATION

         The Company has three business units which have separate management and reporting infra-structures that offer different products and services. The business units have been aggregated into two reportable segments (restaurant service and food service distribution) since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant service segment consists of two business units - Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants - that operate specialty restaurants around the country. The food service distribution segment performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside the Company's internal operations.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 14 - SEGMENT INFORMATION (CONTINUED)

         The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

         Summarized financial information concerning the Company's reportable segments is shown in the following tables for the years ended December 31, 2000, 1999, and 1998:

                                                                                        2000
                                                               -----------------------------------------------------
                                                                                        Food
                                                                  Restaurant          Service
                                                                     Service       Distribution          Total
                                                               ----------------  ----------------   ----------------
                  Revenues                                     $     123,618,199  $     8,017,605     $ 131,635,804
                  Income (loss) before other income
                      (expense)                                $       4,080,198  $    (1,987,668)    $   2,092,530
                  Total assets                                 $      42,920,025  $     2,467,226     $  45,387,251

                                                                                       1999
                                                               -----------------------------------------------------
                                                                                        Food
                                                                  Restaurant          Service
                                                                     Service       Distribution          Total
                                                               ----------------  ----------------   ----------------
                  Revenues                                     $     129,555,321  $    38,245,252    $  167,800,573
                  Income (loss) before other income
                      (expense)                                $         786,151  $       (99,964)   $      686,187
                  Total assets                                 $      56,354,331  $     6,726,282    $   63,080,613

                                                                                      1998
                                                               -----------------------------------------------------
                                                                                      Food
                                                                   Restaurant        Service
                                                                     Service       Distribution          Total
                                                               ----------------  ----------------   ----------------
                  Revenues                                      $      5,601,800  $       917,621    $    6,519,421
                  Loss before other income (expense)            $     (1,259,603) $      (601,490)   $   (1,861,093)
                  Total assets                                  $     59,020,013  $     8,426,964    $   67,446,977

                                       40

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES

         Significant components of the provision for taxes based on income for the years ended December 31, 2000, 1999, and 1998 were as follows:


                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
                  Current
                    Federal                                     $              -  $             -  $              -
                    State                                                 68,400           55,000             6,044
                                                                ----------------  ---------------  ----------------

                                                                          68,400           55,000             6,044
                                                                ----------------  ---------------  ----------------
                  Deferred
                    Federal                                                    -                -                 -
                    State                                                (43,559)         (44,613)                -
                                                                ----------------  ---------------  ----------------

                                                                         (43,559)         (44,613)                -
                                                                ----------------  ---------------  ----------------

                      PROVISION FOR INCOME TAXES                $         24,841  $        10,387  $          6,044
                                                                ================  ===============  ================


         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2000, 1999, and 1998 was as follows:

                                                                      2000              1999             1998
                                                                ----------------  ---------------  ----------------
                 Income tax provision computed at
                    federal statutory tax rate                           34.0%             34.0%            34.0%
                  State taxes, net of federal benefit                    (3.2)              -                -
                  Increase in valuation reserve and
                    other                                               (35.0)            (34.0)           (34.0)
                                                              ---------------     -------------    -------------

                      TOTAL                                              (4.2)%             -  %             -  %
                                                              ===============     =============    =============

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 15 - INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes consisted of the following at December 31, 2000 and 1999:


                                                                                      2000               1999
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Net operating losses                                      $     5,475,283    $      5,475,283
                      Tax credit carryforwards                                        1,813,508           1,813,506
                      Asset valuation reserves                                        6,622,032           6,622,032
                      Property, plant, and equipment                                  1,592,008           1,624,075
                      Other                                                           1,901,342           2,743,757
                                                                                ---------------    ----------------

                           Total deferred tax assets                                 17,404,173          18,278,653
                                                                                ---------------    ----------------

                  Deferred tax liabilities
                      Property, plant, and equipment                                   (119,410)           (162,970)
                      Other                                                            (359,366)           (287,850)
                                                                                ---------------    ----------------

                           Total deferred tax liabilities                              (478,776)           (450,820)
                                                                                ---------------    ----------------

                                                                                     16,925,397          17,827,833
                  Valuation allowance                                               (17,044,808)        (17,990,803)
                                                                                ---------------    ----------------

                           NET DEFERRED TAX LIABILITY                           $      (119,411)   $       (162,970)
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

         The Company has remaining net operating loss carryforwards, after carry-backs, of approximately $30,000,000, expiring in 2020.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 16 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2000, 1999, and 1998, the Company advanced $1,185,658, $150,000, and $150,000, respectively, to officers of the Company. During the year ended December 31, 2000, the Company recorded a forgiveness of officer advances totaling $442,058.

         An officer has personally guaranteed the leases of two of the Company's California locations, as well as trade accounts payable with certain of the Company's vendors.

         During the year ended December 31, 2000, the Company paid its Chief Executive Office and President consulting fees for services rendered in addition to paying for certain expenses incurred by the Chief Executive Officer. As of December 31, 2000, total amounts paid as consulting fees and expenses paid on behalf of the officers were $895,294.

         During the year ended December 31, 2000, the Company entered into a capital lease agreement for a vehicle for the Chief Executive Officer of the Company. Related to this transaction, the Company recorded property, plant, and equipment totaling $176,863. As of December 31, 2000, the capital lease payable related to this vehicle totaled $89,572. The lease agreement is for four years, and monthly payments are $1,852. In connection with the purchase of the vehicle, the Company paid $69,335 for certain improvements to the vehicle.

         During the year ended December 31, 2000, the Company entered into two operating lease agreements for two vehicles for the President of the Company. These lease agreements are for six months and 3.5 years, and monthly payments are $666 and $1,143, respectively.


NOTE 17 - OTHER UNUSUAL ADJUSTMENTS

         During the fourth quarter of 2000, the Company had the following significant accounting adjustments:

         1. A write-down of $1,210,713 for the self-insurance reserve to reduce the liability of open claims related to the Company's general liability self insurance program. Management has identified that a significant amount of the adjustment relates to an accumulation of adjustments related to not reducing its insurance reserves as claims are settled or closed. Management attributes these adjustments to being unable to receive specific actuarial and open claims reports from the self-insurance administrator. Management of the Company has not determined which quarters in 2000 the above relates.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 17 - OTHER UNUSUAL ADJUSTMENTS (CONTINUED)

         2. A reduction of $8,386,052 of capital lease obligations related to a restatement of the sales lease-back. In July 2000, the Company completed a sales lease-back on 19 properties previously owned by the Company. The Company recorded the entire lease as a capital lease in accordance with SFAS No. 13, "Accounting for Leases." Subsequently, the Company determined that the land portion of the sales lease-back was inappropriately booked as a capital lease and reduced the liability. As a result of the restatement, the lease payments on the land have been determined to be operating leases.

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables list the Company's quarterly financial information for the years ended December 31, 2000 and 1999:

                                                                                        2000
                                     First          Second            Third             Fourth          Total
                                  Quarter           Quarter          Quarter           Quarter           Year
                             ---------------   ---------------  ----------------  --------------- -----------------
         Revenues            $    37,077,011   $    30,470,886  $     26,659,247  $    37,428,660 $     131,635,804
         Gross profit        $     3,256,295   $     1,881,975  $      1,321,251  $     3,890,414 $      10,349,935
         Income (loss)
           before other
           income
           (expense)         $     1,463,584   $       (25,681) $       (494,911) $     1,149,538 $       2,092,530
         Net income
           (loss)            $       457,411   $      (489,126) $     (1,106,125) $       516,396 $        (621,444)
         Basic earnings
           (loss) per share  $          0.14   $         (0.15) $          (0.33) $          0.16 $           (0.18)
         Diluted earnings
           (loss) per share  $          0.10   $         (0.15) $          (0.33) $          0.20 $           (0.18)
         Common stock
           trading range
              High           $         7.000   $         5.188  $          6.938  $         4.875 $           7.000
              Low            $         4.875   $         3.000  $          2.250  $         2.813 $           2.250


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                                        1999
                                     First          Second            Third             Fourth          Total
                                  Quarter           Quarter          Quarter           Quarter           Year
                             ---------------   ---------------  ----------------  --------------- -----------------
         Revenues            $    40,376,282   $    37,866,137  $     37,457,661  $    52,100,493 $     167,800,573
         Gross profit        $     1,788,969   $     1,275,821  $      1,261,491  $     4,725,448 $       9,051,729
         Income (loss)
           before other
           income
           (expense)         $      (703,692)  $      (821,236) $         40,741  $     2,170,374 $         686,187
         Net income
           (loss)            $    (1,596,005)  $    (2,043,323) $     (1,054,765) $       799,054 $      (3,895,039)
         Basic earnings
           (loss) per share  $         (0.65)  $         (0.78) $          (0.33) $          0.37 $           (1.39)
         Diluted earnings
           (loss) per share  $         (0.65)  $         (0.78) $          (0.33) $          0.37 $           (1.39)
         Common stock
           trading range
              High           $         8.630   $         7.310  $          9.250  $         7.375 $           9.250
              Low            $         4.130   $         4.000  $          6.070  $         4.875 $           4.000


                            SUPPLEMENTAL INFORMATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 8, 2001

                                                                                          STEAKHOUSE PARTNERS, INC.
                                                                                                   AND SUBSIDIARIES
                                                                    VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                                                   FOR THE YEARS ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------

                                                                   Additions         Additions
                                                   Balance,      (Deductions)      (Deductions)        Balance,
                                                  Beginning       Charged to           from              End
                                                   of Year        Operations          Reserve           of Year
                                               ---------------  ----------------  ---------------  ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS

     DECEMBER 31, 2000                         $        61,264  $         55,587  $             -  $        116,851
                                               ===============  ================  ===============  ================

     DECEMBER 31, 1999                         $        34,801  $         28,495  $        (2,032) $         61,264
                                               ===============  ================  ===============  ================

     DECEMBER 31, 1998                         $             -  $         34,801  $             -  $         34,801
                                               ===============  ================  ===============  ================

                                       48