Form 10-Q
period 2001-03-20
STEAKHOUSE PARTNERS INC
filed 2001-05-04
CIK 1017156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

  /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the twelve week period ended March 20, 2001

  / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________________ to _________________

                                   000-23739
                            (Commission file number)

                           STEAKHOUSE PARTNERS, INC.
       (Exact name of small business issuer as specified in its charter)

               Delaware                                       94-3248672
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                  10200 Willow Creek Road, San Diego, CA 92131
                    (Address of principal executive offices)

                                 (858) 689-2333
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes /X/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 20, 2001: 3,386,522 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes / /   No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

                                     Index

                                                                      PAGE
                                                                     NUMBER
                                                                     ------
   PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

            Condensed Consolidated Balance Sheet at March 20,
              2001 and December 26, 2000.......................        2-3

            Condensed Consolidated Statements of Operations for
              the twelve weeks ended March 20, 2001 and
              March 21, 2000...................................          4

            Condensed Consolidated Statements of Cash Flows for
              the twelve weeks ended March 20, 2001 and
              March 21, 2000...................................          5

            Notes to Condensed Consolidated Financial
              Statements.......................................          6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................        7-9

   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings...................................         10
   Item 2. Change in Securities................................         10
   Item 3. Defaults Upon Senior Securities.....................         10
   Item 4. Submission of Matters to a Vote of Security
                 Holders.......................................         10
   Item 5. Other Information...................................         10
   Item 6. Exhibits and Reports on Form 8-K....................         10

   SIGNATURES..................................................         11

   PART III. EXHIBITS

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 20, 2001 AND DECEMBER 26, 2000

                                                   12 WEEKS           52 WEEKS
                                                     ENDED             ENDED
                                                   MARCH 20,        DECEMBER 26,
                                                     2001               2000
                                                  -----------       ------------
                                                  (UNAUDITED)        (AUDITED)
                  ASSETS
Current assets
  Cash and cash equivalents................       $   810,083       $ 3,359,150
  Accounts receivable, net.................           831,303           722,766
  Inventories..............................         3,427,528         3,344,087
  Prepaid expenses and other current
    assets.................................         1,523,660         1,491,179
                                                  -----------       -----------
Total current assets.......................         6,592,574         8,917,182
Property and equipment, net................        32,693,546        33,274,038
Advances to officers.......................           893,600           893,600
Intangible assets, net.....................           185,991           190,574
Other......................................           619,407           946,111
Cash -- restricted under collateral
  agreements...............................         1,165,746         1,165,746
                                                  -----------       -----------
Total assets...............................       $42,150,864       $45,387,251
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 20, 2001 AND DECEMBER 26, 2000

                                                   12 WEEKS           52 WEEKS
                                                     ENDED             ENDED
                                                   MARCH 20,        DECEMBER 26,
                                                     2001               2000
                                                  -----------       ------------
                                                  (UNAUDITED)        (AUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current portion of convertible debt......       $ 1,100,000       $ 1,100,000
  Current portion of long-term debt........         1,072,717         2,697,953
  Current portion of capital lease
    obligations............................           325,345           361,831
  Accounts payable.........................         4,220,536         4,903,246
  Accrued liabilities......................         7,421,765         9,719,509
  Accrued payroll costs....................         2,594,888         2,486,597
                                                  -----------       -----------
Total current liabilities..................        16,735,251        21,269,136
Long-term debt, net of current portion.....         3,500,000         2,000,000
Capital lease obligations, net of current
     portion...............................        17,279,497        17,468,625
Other......................................           119,411           119,411
Deferred rent..............................         2,297,152         2,357,842
                                                  -----------       -----------
Total liabilities..........................        39,931,311        43,215,014
Commitments and contingencies
Stockholders' equity
Preferred stock, Series B, Convertible,
  $0.001 par value
  1,000,000 shares authorized
  1,000,000 and 1,000,000 shares issued and
     outstanding...........................             1,000             1,000
Preferred stock, Series C, Convertible,
  $0.001 par value
  1,750,000 shares authorized
  1,750,000 and 1,750,000 shares issued and
     outstanding...........................             1,750             1,750
Common stock, $0.01 par value
  10,000,000 shares authorized
  3,386,522 and 3,386,522 shares issued and
     outstanding...........................            33,865            33,865
Treasury stock, 28,845 shares, at cost.....          (175,000)         (175,000)
Additional paid-in capital.................        11,809,352        11,809,352
Accumulated deficit........................        (9,451,414)       (9,498,730)
                                                  -----------       -----------
Total stockholders' equity.................         2,219,553         2,172,237
                                                  -----------       -----------
Total liabilities and stockholders'
     equity................................       $42,150,864       $45,387,251
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               12 WEEKS          12 WEEKS
                                                                 ENDED             ENDED
                                                               MARCH 20,         MARCH 21,
                                                                 2001              2000
                                                              -----------       -----------
                                                              (UNAUDITED)       (UNAUDITED)
  Revenues..................................................  $28,557,826       $37,077,011
  Cost of sales
  Food and beverage.........................................   10,393,172        16,549,782
  Payroll and payroll related costs.........................    9,022,533        10,087,012
  Direct operating costs....................................    6,041,737         6,251,046
  Depreciation and amortization.............................      832,968           932,876
                                                              -----------       -----------
  Total cost of sales.......................................   26,290,410        33,820,716
  Gross profit..............................................    2,267,416         3,256,295
  General and administrative expenses.......................    1,734,169         1,792,711
                                                              -----------       -----------
  Income before other income (expense)......................      533,247         1,463,584
  Other income (expense)
  Interest income...........................................           --             9,951
  Interest and financing costs..............................     (442,804)         (997,697)
                                                              -----------       -----------
  Total other income (expense)..............................     (442,804)         (987,746)
  Income before provision for income taxes..................       90,443           475,838
  Provision for income taxes................................       43,127            18,427
                                                              -----------       -----------
  Net income................................................  $    47,316       $   457,411
                                                              ===========       ===========
  Earnings per share
  Basic.....................................................  $      0.01       $      0.14
                                                              ===========       ===========
  Diluted...................................................  $      0.01       $      0.10
                                                              ===========       ===========
  Weighted-average, shares outstanding......................
  Basic.....................................................    3,386,522         3,369,022
                                                              ===========       ===========
  Diluted...................................................    4,975,672         4,428,724
                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               12 WEEKS          12 WEEKS
                                                                 ENDED             ENDED
                                                               MARCH 20,         MARCH 21,
                                                                 2001              2000
                                                              -----------       -----------
                                                              (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities
  Net income................................................  $    47,316       $   457,411
  Adjustments to reconcile net income to net cash provided
     by operating activities
  Depreciation and amortization.............................      832,968           932,876
  Deposits and other assets.................................      326,704                --
  (Increase) decrease in operating assets...................     (224,459)        2,500,773
  Increase (decrease) in operating liabilities..............   (2,932,853)          (62,569)
                                                              -----------       -----------
  Net cash provided by (used in) operating activities.......   (1,950,324)        3,828,491
Cash flows from investing activities
  Purchases of furniture and equipment......................     (247,893)         (412,656)
  Change in restricted cash.................................      --                 (6,533)
                                                              -----------       -----------
Net cash used in investing activities.......................     (247,893)         (419,189)
Cash flows from financing activities
  Proceeds from issuance of stock options...................      --                 20,000
  Net change in line of credit..............................      --             (1,558,997)
  Principle payments on debt and capital leases.............     (350,850)         (786,960)
  Proceeds from issuance of debt............................      --                411,324
                                                              -----------       -----------
Net cash used in financing activities.......................     (350,850)       (1,914,633)
                                                              -----------       -----------
Net increase (decrease) in cash and cash equivalents........   (2,549,067)        1,494,669
Cash and cash equivalents, beginning of period..............    3,359,150         1,590,467
                                                              -----------       -----------
Cash and cash equivalents, end of period....................  $   810,083       $ 3,085,136
                                                              ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the twelve week period ended March 20, 2001 are not necessarily indicative of the results to be expected for the full year ending December 25, 2001. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These condensed financial statements should be read in conjunction with the 2000 consolidated financial statements.

NOTE 2 -- EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

NOTE 3 -- CONTINGENCIES

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

NOTE 4 -- EARNINGS PER SHARE

Earnings per share for the twelve weeks ended March 20, 2001 and March 21, 2000 were as follows:

                                          FOR THE TWELVE WEEKS ENDED                FOR THE TWELVE WEEKS ENDED
                                                MARCH 20, 2001                            MARCH 21, 2000
                                    ---------------------------------------   ---------------------------------------
                                      INCOME         SHARES       PER SHARE     INCOME         SHARES       PER SHARE
                                    (NUMERATOR)   (DENOMINATOR)    AMOUNT     (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                    -----------   -------------   ---------   -----------   -------------   ---------
Basic EPS
  Income available to common
    stockholders                      $47,316       3,386,522       $0.01      $457,411       3,369,022       $0.14
Effect of dilutive securities
  Options and warrants                 --             133,320                    --             277,171
  Convertible debt                     --           1,455,785                    --             782,531
                                      -------       ---------                  --------       ---------
Diluted EPS
  Income available to common
    stockholders plus assumed
    conversions                       $47,316       4,975,627       $0.01      $457,411       4,428,724       $0.10
                                      =======       =========                  ========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations.

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

We have three business units, which have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units -- Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants -- that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

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

Results of Operations

Twelve Weeks Ended March 20, 2001 Compared to Twelve Weeks Ended March 21, 2000

Revenues for the twelve-week period ended March 20, 2001 decreased $8,519,185 or 23.0% from $37,077,011 for the twelve-week period ended March 21, 2000 to $28,557,826 for the same period in 2001. The decrease is attributable to the elimination of five Paragon and three Galveston under-performing steakhouse restaurants, the severe winter weather which severely impacted our Midwest restaurants and the energy crisis in California that disrupted business with "blackouts". The combination of these factors resulted in a same store sales decline of 1.0% for the 64 comparable Paragon restaurants versus the same period in 2000. Also contributing to the decline in revenue was the loss of approximately $6,000,000 in business from two of Pacific Basin Foods key outside customers.

Food and beverage costs for the twelve-week period ended March 20, 2001 decreased $6,156,610 or 37.2% from $16,549,782 for the twelve-week period ended March 21, 2000 to $10,393,172 for the same period in 2001. Food and beverage costs as a percentage of restaurant revenues was 34.4% for the twelve-week period ended March 21, 2000 compared to 35.5% for the same period in 2001. The major reason for this increase in costs was beef and pork prices were significantly higher in the first twelve weeks of 2000. The total food and beverage costs for the twelve-week period ended March 21, 2000, as a percentage of total revenue was 36.4% versus 44.6% for the same period in 2000, which includes the restaurants and food distribution subsidiary.

Payroll and payroll related costs for the twelve-week period ended March 20, 2001 decreased $1,064,479 or 10.6% from $10,087,012 for the twelve-week period ended March 21, 2000 to $9,022,533 for the same period in 2001. Payroll and payroll related costs as a percentage of revenue were 27.2% for the twelve-week period ended March 21, 2000 compared to 31.6% for the same period in 2001. The increase is principally due to the revenue shortfall from Midwest restaurants without the corresponding reduction in expenses as a result of the winter storms, as well as, an increase in California's minimum wage.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the twelve-week period ended March 20, 2001 decreased $209,309 or 3.3% from $6,251,046 for the twelve-week period ended March 21, 2000 to $6,041,737 for the same period in 2001. These costs as a percentage of revenues were 16.9% for the twelve-week period ended March 21, 2000 compared to 21.2% for the same period in 2001. The increase is principally due to the revenue shortfall from Midwest restaurants without the corresponding reduction in expenses as a result of the winter storms and the energy crisis in California.

Depreciation and amortization for the twelve-week period ended March 20, 2001 decreased $99,908 or 10.7% from $932,876 for the twelve-week period ended March 21, 2000 to $832,968 for the same period in 2001. The decrease is entirely attributable to the elimination of eight under performing steakhouse restaurants and effect of the sale/leaseback on overall depreciation expense.

General and administrative expenses for the twelve-week period ended March 20, 2001 decreased $58,542 or 3.3% from $1,792,711 for the twelve-week period ended March 21, 2000 to $1,734,169 for the same period in 2001. These costs as a percentage of revenues were 4.8% for the twelve-week period ended March 21, 2000 compared to 6.1% for the same period in 2001. The increase is principally due to the revenue shortfall from Midwest restaurants without the corresponding reduction in expenses as a result of the winter storms.

Other income (expenses) for the twelve-week period ended March 20, 2001 decreased $544,942 or 55.2% from $(987,746) for the twelve-week period ended March 21, 2000 to $(442,804) for the same period in 2001. The decrease is principally due to the full impact of the sale-leaseback partially offset by an increase in rent expense. Also contributing to this decrease was the receipt of $25,000 as an upfront partial payment of our Rancho Mirage licensing agreement.

Net income for the twelve-week period ended March 20, 2001 decreased $410,095 or 89.7% from $457,411 for the twelve-week period ended March 21, 2000 to $47,316 for the same period in 2001. The decrease is principally due to the shortfall in sales principally from our Midwest units as a result of the severe winter storms without the corresponding decline in overall expenses.

Liquidity and Capital Resources

The Company had a cash and cash equivalents balance of $810,083 at March 20, 2001. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations are insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

Impact of inflation

The primary inflationary factors affecting the Company's operations include food and labor costs. The Company's restaurant personnel are paid at the federal and state established minimum wage levels and accordingly, changes in such wage level affect the Company' s labor costs. As costs of food and labor have increased, the Company will be seeking to offset those increases through economics of scale and/ or increases in menu prices, although there is no assurance that such offsets will continue. To date inflation has not had a material impact on loss from operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEM 2. CHANGE IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As a result of the purchase of Paragon, the Company assumed a note payable secured by certain restaurants owned by Paragon (the "Note"). The terms of the
Note include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent. As of December 31, 2000, the Company was not in compliance with certain financial ratio loan covenants. However, such covenants have been waived until such time as new ratios can be renegotiated, therefore the entire loan balance is classified as long term.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5. OTHER INFORMATION

         Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STEAKHOUSE PARTNERS INC.
                                          BY:    /S/ JOSEPH L. WULKOWICZ
                                          Joseph L. Wulkowicz
                                          Chief Financial and
                                          Accounting Officer

Date: May 4, 2001