Form 10-Q
period 2001-06-12
STEAKHOUSE PARTNERS INC
filed 2001-08-03
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 12, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of June 12, 2001 - 3,386,522 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

INDEX
                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at June 12, 2001 and
         December 26, 2000                                                 3-4

         Condensed Consolidated Statements of Operations for
         the twelve weeks ended June 12, 2001 and June 13, 2000              5

         Condensed Consolidated Statements of Operations for
         the twenty-four weeks ended June 12, 2001 and June 13, 2000         6

         Condensed Consolidated Statements of Cash Flows for
         the twenty-four weeks ended June 12, 2001 and June 13, 2000         7

         Notes to Condensed Consolidated Financial Statements                8

Item 2   Management's Discussion and Analysis of Financial Condition         8
         and Results of Operations

Item 3   Quantitative and Qualitative Disclosures about Market Risk         13

Part II. OTHER INFORMATION

Item 1   Legal Proceedings                                                  14

Item 2   Change in Securities and Use of Proceeds                           14

Item 3   Defaults Upon Senior Securities                                    14

Item 4   Submission of Matters to a Vote of Security Holders                14

Item 5.  Other Information                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  15

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 12, 2001
                                   (unaudited)

                                                          24 WEEKS        52 WEEKS
                                                            ENDED           ENDED
                                                          JUNE 12,       DECEMBER 26,
                                                            2001            2000
                                                        -----------      -----------
                                                        (unaudited)       (audited)
                                     ASSETS

Current assets
         Cash and cash equivalents                      $    52,297      $ 3,359,150
         Accounts receivables, net                        1,049,001          722,766
         Inventories                                      3,722,112        3,344,087
         Prepaid expenses and other current assets        2,304,998        1,491,179
                                                        -----------      -----------
Total current assets                                      7,128,408        8,917,182

Property and equipment, net                              31,821,541       33,274,038
Intangible assets, net                                      181,408          190,574
Employee advances                                           893,600          893,600
Other                                                       598,676          946,111
Cash - restricted under collateral agreements             1,165,746        1,165,746
                                                        -----------      -----------
Total assets                                            $41,789,379      $45,387,251
                                                        ===========      ===========

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                               AS OF JUNE 12, 2001
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Bank overdraft                                       $    102,418       $          0
         Current portion of convertible debt                     1,100,000          1,100,000
         Current portion of long-term debt                       1,283,665          2,697,953
         Current portion of capital lease obligations              324,025            361,831
         Accounts payable                                        5,110,948          4,903,246
         Accrued liabilities                                     8,003,737          9,719,509
         Accrued payroll costs                                   2,451,434          2,486,597
                                                              ------------       ------------
Total current liabilities                                       18,376,227         21,269,136

Long-term debt, net of current portion                           3,500,000          2,000,000
Capital lease obligations, net of current portion               17,041,394         17,468,625
Other                                                              128,238            119,411
Deferred liabilities                                             2,239,526          2,357,842
                                                              ------------       ------------
Total liabilities                                               41,285,385         43,215,014
                                                              ------------       ------------
Commitments and contingencies

Stockholders' equity

Preferred stock, Series B, Convertible, $0.001 par value
         1,000,000 shares authorized
         1,000,000 and 1,000,000 shares issued
         and outstanding                                             1,000              1,000
Preferred stock, Series C, Convertible, $0.001 par value
         1,750,000 shares authorized
         1,750,000 and 1,750,000 shares issued
         and outstanding                                             1,750              1,750
Common stock, $0.01 par value
         10,000,000 shares authorized
         3,386,522 and 3,369,022 shares issued
         and outstanding                                            33,865             33,865

Treasury stock, 28,845 shares at cost                             (175,000)          (175,000)

Additional paid-in capital                                      11,809,352         11,809,352

Accumulated deficit                                            (11,166,973)        (9,498,730)
                                                              ------------       ------------
Total stockholders' equity                                         503,994          2,172,237
                                                              ------------       ------------
Total liabilities and stockholders' equity                    $ 41,789,379       $ 45,387,251
                                                              ============       ============

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 12 WEEKS          12 WEEKS
                                                   ENDED             ENDED
                                                 JUNE 12,           JUNE 13,
                                                   2001               2000
                                                -----------       -----------
                                                (unaudited)       (unaudited)

Revenues                                       $ 27,094,712       $ 30,470,886

Cost of sales

Food and beverage                                 9,854,383         11,509,437
Payroll and payroll related costs                 8,773,767          9,815,342
Direct operating costs                            5,964,856          6,303,318
Depreciation and amortization                       954,826            960,814
                                               ------------       ------------

Total cost of sales                              25,547,832         28,588,911

Gross profit                                      1,546,880          1,881,975

General and administrative expenses               1,860,709          1,907,656
                                               ------------       ------------
Loss before other income (expense)                 (313,829)           (25,681)

Interest expense and financing costs, net           566,516            417,290

Legal settlement                                    800,000
                                               ------------       ------------

Loss before provision for income taxes           (1,680,345)          (442,971)

Provision for income taxes                           35,214             46,155
                                               ------------       ------------

Net loss                                       $ (1,715,559)      $   (489,126)
                                               ============       ============
Basic and diluted loss per share               $      (0.51)      $      (0.15)
                                               ============       ============
Weighted-average shares outstanding               3,386,522          3,369,022
                                               ============       ============

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       24 WEEKS           24 WEEKS
                                                         ENDED              ENDED
                                                       JUNE 12,           JUNE 13,
                                                         2001               2000
                                                      ------------       -----------
                                                      (unaudited)        (unaudited)

Revenues                                             $ 55,652,538       $ 67,547,897

Cost of sales
Food and beverage                                      20,247,555         28,059,219
Payroll and payroll related costs                      17,796,300         19,902,354
Direct operating costs                                 12,006,593         12,554,364
Depreciation and amortization                           1,787,794          1,893,690
                                                     ------------       ------------

Total cost of sales                                    51,838,242         62,409,627

Gross profit                                            3,814,296          5,138,270

General and administrative expenses                     3,594,878          3,700,367
                                                     ------------       ------------
Income before other income (expense)                      219,418          1,437,903

Interest expense and financing costs, net               1,009,320          1,405,036
Legal settlement                                          800,000
                                                     ------------       ------------
Income (loss) before provision for income taxes        (1,589,902)            32,867

Provision for income taxes                                 78,341             64,582
                                                     ------------       ------------
Net loss                                             $ (1,668,243)      $    (31,715)
                                                     ============       ============

Basic and diluted loss per share                     $      (0.49)      $       (.01)
                                                     ============       ============

Weighted-average shares outstanding                     3,386,522          3,369,022
                                                     ============       ============

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              24 WEEKS          24 WEEKS
                                                                ENDED             ENDED
                                                              JUNE 12,          JUNE 13,
                                                                2001              2000
                                                            -------------     ------------
                                                             (unaudited)       (unaudited)

Cash flows from operating activities
Net loss                                                    $(1,668,243)      $   (31,715)
Adjustments to reconcile net loss to net cash
         used in operating activities
Depreciation and amortization                                 1,787,794         1,893,690
Gain (loss) on sale of furniture and equipment                     --             335,941
Write-down of accounts payables                                (534,545)             --
(Increase) decrease in operating assets                        (723,430)        2,878,966
Increase (decrease) in operating liabilities                 (1,118,177)       (1,680,002)
                                                            -----------       -----------
Net cash provided by (used in) operating activities          (2,256,601)        3,396,880
Cash flows from investing activities
Purchases of furniture and equipment                           (329,077)         (721,125)
Change in restricted cash                                          --             452,807
                                                            -----------       -----------
Net cash used in investing activities                          (329,077)         (268,318)
Cash flows from financing activities
         Proceeds from issuance of notes payable                   --             448,038
         Net change in line of credit                              --          (2,775,435)
         Repayment of notes payable and capital leases         (823,593)       (1,412,138)
         Bank overdraft                                         102,418              --
         Other                                                     --              20,000
                                                            -----------       -----------
Net cash used in financing activities                          (721,175)       (3,719,535)
                                                            -----------       -----------
Net decrease in cash and cash equivalents                    (3,306,853)         (590,973)
Cash and cash equivalents, beginning of period                3,359,150         1,590,467
                                                            -----------       -----------
Cash and cash equivalents, end of period                    $    52,297       $   999,494
                                                            ===========       ===========

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the twenty-four week period ended June 12, 2001 are not necessarily indicative of the results to be expected for the full year ending December 25, 2001. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These consolidated financial statements should be read in conjunction with the 2000 consolidated financial statements.

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

NOTE 4 - LEGAL SETTLEMENT

The Company agreed prior to trial to settle several age discrimination claims for $800,000, where $210,000 has been paid prior to the twelve-week period ended June 12, 2001, and $590,000 will be payable over twelve months starting in July 2001.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, the statements herein regarding, going concern opinions, industry prospects and future results of operation or financial position are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "intends", "should", "could", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue", or the negative of such terms or other comparable terminology. Forward-looking statements reflect managements current expectations and are inherently uncertain. The companys actual results may differ significantly from managements expectations. The following discussion and the section entitled Business Additional Factors That May Affect Future Results describes some, but not all, of the factors that could cause the differences.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes and the Company's Annual Report on Form 10-K for the year ended December 26, 2000. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

We have three business units, which have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

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

RESULTS OF OPERATIONS

Twelve Weeks Ended June 12, 2001 Compared to Twelve Weeks Ended June 13, 2000

Revenues for the twelve- week period ended June 12, 2001 decreased $3,376,174, or 11.1%, from $30,470,886 for the twelve- week period ended June 13, 2000 to $27,094,712 for the same period in 2001. Paragon Steakhouse Restaurants revenue for the twelve-week period ended June 12, 2001 decreased $3,094,894, or 10.6%, from $29,304,773 for the twelve-week period ending June 13, 2000 to $26,209,879 for the same period in 2001. The main factors for the decline in revenue was a soft economy chiefly affecting the units in the Mid-west that resulted in an overall 4.9% decrease in same store sales for the comparable (64) restaurants. Also, seven units that were in operation during the twelve-week period ending June 13, 2000 were sold or closed prior to December 26, 2000. Pacific Basin Foods revenues for the twelve- week period ended June 12, 2001 decreased $281,280, or 24.1%, from $1,166,113 for the twelve- week period ended June 13, 2000 to $884,833 for the same period in 2001.

Food and beverage costs for the twelve- week period ended June 12, 2001 decreased $1,655,054, or 14.4%, from $11,509,437 for the twelve- week period ended June 13, 2000 to $9,854,383 for the same period in 2001. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.8% for the twelve- week period ended June 13, 2000 compared to 35.1% for the same period in 2001. The major reasons for the 2.0% decrease in costs was managements decision in the third quarter of 2000 to increase menu prices to help offset higher meat, labor, and utility costs. The total food and beverage cost as a percentage of total revenue, which included the restaurants and the food distribution subsidiary, was 36.4% for the twelve-week period ended June 12, 2001 compared to 37.8% for the twelve-week period ended June 13, 2000. A major reason for this reduction is the change in customer base in the food distribution subsidiaries business and its proportionate effect on these numbers.

Payroll and payroll related costs for the twelve-week period ended June 12, 2001 decreased $1,041,575, or 10.6%, from $9,815,342 for the twelve-week period ended June 13, 2000 to $8,773,767 for the same period in 2001. Payroll and payroll related costs as a percentage of revenues were 32.2% for the twelve-week period ended June 13, 2000 compared to 32.4% for the same period in 2001. Payroll and payroll related costs for the restaurants only were 32.4% of restaurant revenues for the twelve-week period ended June 12, 2001 compared to 32.3% for the twelve-week period ended June 13, 2000. As a relation to restaurant revenue the overall change in cost was relatively flat as management decrease labor expense proportionately to the declining revenue.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended June 12, 2001 decreased $338,462, or 5.4%, from $6,303,318 for the twelve-week period ended June 13, 2000 to $5,964,856 for the same period in 2001. Direct operating costs as a percentage of revenues were 20.7% for the twelve-week period ended June 13, 2000 compared to 22.0% for the same period in 2001. Due to the fixed nature of many of these components, management was not able to decrease all the cost in proportion to the declining revenue, also contributing to the increase was higher utility costs especially in the California units and investing more dollars in the Company's marketing programs.

Depreciation and amortization for the twelve-week period ended June 12, 2001 decreased $5,988, or 0.6%, from $960,814 for the twelve-week period ended June 13, 2000 to $954,826 for the same period in 2001. The decrease is principally due to the elimination of seven under performing Paragon Steakhouse Restaurants partially offset by the capital lease depreciation effect of the sale-leaseback.

General and administrative expenses for the twelve-week period ended June 12, 2001 decreased $46,947, or 2.5%, from $1,907,656 for the twelve-week period ended June 13, 2000 to $1,860,709 for the same period in 2001. General and administrative expenses as a percentage of restaurant revenues were 6.3% for the twelve week period ended June 13, 2000 compared to 6.9% for the same period in 2001. Although there is a slight decrease in the total dollar amount of general and administrative expenses, the decrease was not proportionate to the decrease in revenue. At the Paragon level higher than anticipated consulting cost for general ledger and payroll system upgrades and at the Steakhouse Partners level higher legal, consulting and compensation expenses accounted for the increase.

Interest expense and financing costs, net for the twelve-week period ended June 12, 2001 increased $149,226 from $417,290 for the twelve-week period ended June 13, 2000 to $566,516 for the same period in 2001. The increase is due to the Companys Paragon subsidiary selling a closed location for a gain in the same period in 2000.

Steakhouse Partners agreed prior to trial to settle several age discrimination claims for $800,000 payable over twelve months starting in June but entirely expensed in the second quarter.

Net loss net for the twelve-week period ended June 12, 2001 increased $1,226,433 from $489,126 for the twelve-week period ended June 13, 2000 to $1,715,559 for the same period in 2001. The increase is principally due to the national economic downturn and its effect on Paragon Steakhouse Restaurant's top line revenue and the $800,000 legal settlement that was booked entirely in the second quarter although it will be paid out over twelve months starting in June 2001.

Twenty-four Weeks Ended June 12, 2001 Compared to Twenty-four Weeks Ended June 13, 2000

Revenues for the twenty-four week period ended June 12, 2001 decreased $11,895,359, or 17.6%, from $67,547,897 for the twenty-four week period ended June 13, 2000 to $55,652,538 for the same period in 2001. A large portion of the decrease is attributable to losing in May, 2000 the two largest external customers at Pacific Basin Foods. Pacific Basin Foods revenues for the twenty-four week period ended June 12, 2001 decreased $6,351,628, or 81.3%, from $7,812,869 for the twenty-four week period ended June 13, 2000 to $1,461,241 for the same period in 2001. Also contributing to the decline in gross revenue Paragon Steakhouse Restaurants revenue decreased 3.5% for the twenty-four week period ended June 12, 2001 compared to the gross revenue for comparable (64) restaurants for the same twenty-four-week period ended June 13, 2000. In addition seven units that were in operation during the twenty-four period ending June 13, 2000 were sold or closed prior to December 26, 2000.

Food and beverage costs for the twenty-four week period ended June 12, 2001 decreased $7,811,664, or 27.8%, from $28,059,219 for the twenty-four week period ended June 13, 2000 to $20,247,555 for the same period in 2001. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.3% for the twenty-four week period ended June 12, 2001 compared to 35.1% for the same period in 2000. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 76.9% of the food distribution revenue for the twenty-four week period ended June 12, 2001 compared to 90.5% for the same period in 2000. As Pacific Basin Foods has successfully begun to replace their customer base with better margin business. The total food and beverage cost which includes the restaurants and the food distribution subsidiary as a percentage of total revenue was 36.4% for the twenty-four week period ended June 12, 2001 compared to 41.5% for the same period in 2000. The major reason for this reduction is the change in customer base in the food distribution subsidiary's business and its proportionate effect on these numbers.

Payroll and payroll related costs for the twenty-four week period ended June 12, 2001 decreased $2,106,054, or 10.6%, from $19,902,354 for the twenty-four week period ended June 13, 2000 to $17,796,300 for the same period in 2001. Payroll and payroll related costs as a percentage of revenues were 32.0% for the twenty-four week period ended June 12, 2001 compared to 29.5% for the same period in 2000. The major reason for this increase is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers. The food distribution subsidiary's payroll and payroll related costs typically run about 11.6% for the same period in 2000. Payroll and payroll related costs for the restaurants only were 31.9% of restaurant revenues for the twenty-four-week period ended June 12, 2001 compared to 31.8% for the twenty-four- week period ended June 13, 2000. As a relation to restaurant revenue the overall change in cost was relatively flat as management decrease labor expense proportionately to the declining revenue.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twenty-four week period ended June 12, 2001 decreased $547,771, or 4.4%, from $12,554,364 for the twenty-four week period ended June 13, 2000 to $12,006,593 for the same period in 2001. These costs as a percentage of restaurant revenues were 21.6% for the twenty-four week period ended June 12, 2001 compared to 18.6% for the same period in 2000. Direct operating costs for the restaurants only were 22.2% of restaurant revenue for the twenty-four week period ended June 12, 2001 compared to 19.2% for the twenty-four week period ended June 13, 2000. Due to the fixed nature of many of these components, management was not able to decrease all the cost in proportion to the declining revenue. Also contributing to the increase was higher utility costs especially in the California units and investing more dollars in the Companys marketing programs.

Depreciation and amortization for the twenty-four week period ended June 12, 2001 decreased $105,896 or 5.6% from $1,893,690 for the twenty-four week period ended June 13, 2000 to $1,787,794 for the same period in 2001. The decrease is principally due to the elimination of five under-performing Paragon Steakhouse Restaurants partially offset by the capital lease depreciation effect of the sale-leaseback.

General and administrative expenses for the twenty-four week period ended June 12, 2001 decreased $105,489 or 2.9%, from $3,700,367 for the twenty-four week period ended June 13, 2000 to $3,594,878 for the same period in 2001. General and administrative expenses as a percentage of revenues was 6.5% for the twenty-four week period ended June 12, 2001 compared to 5.5% for the same period in 2000. Although there is a slight decrease in the total dollar amount of general and administrative expenses, the decrease was not proportionate to the decrease in revenue. At the Paragon level higher than anticipated consulting cost for general ledger and payroll system upgrades and at the Steakhouse Partners level higher legal, consulting and compensation expenses accounted for the increase.

Interest expense and financing costs, net for the twenty-four week period ended June 12, 2001 decreased by $395,716 or 28.2%, from $1,405,036 for the twenty-four week period ended June 13, 2000 to $1,009,320 for the same period in 2001. The decrease is due to the Companys Paragon subsidiary favorable financing costs associated with the sale-leaseback that closed on July 19,2000, partially offset by license fee revenue and other miscellaneous income received in the first quarter.

Steakhouse Partners agreed prior to trial to settle several age discrimination claims for $800,000 payable over twelve months starting in June but entirely expensed in the second quarter.

Net loss net for the twenty-four week period ended June 12, 2001 increased $1,636,528 from $31,715 for the twenty-four week ended June 13, 2000 to $1,668,243 for the same period in 2001. The increase is principally due to the national economic downturn and its effect on Paragon Steakhouse Restaurant's top line revenue and the $800,000 legal settlement that was booked entirely in the second quarter although it will be paid out over twelve months starting in June 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $52,297 at June 12, 2001. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations, is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.

The Company has signed an agreement to sell-leaseback their Beachwood, Ohio unit that will generate net cash proceeds of approximately $1 million. Escrow is currently scheduled to close September 1, 2001.The Company has retained Standard Capital Group of Los Angeles to assist the Company in evaluating available financing and strategic alternatives. Under a separate transaction, the Company has signed a letter of agreement with IFG Private Equity, LLC of Atlanta for an equity line of $10 million.

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

Item 3  Quantitative and Qualitative Disclosure about Market Risk

MARKET RISK. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

INTEREST RATE SENSITIVITY. As of June 12, 2001, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not involved in any material legal proceedings.

Item 2.    Change in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

The Company's 6% Convertible Debentures due July, 2001 in the principle amount of $1,100,000 have matured. The Company intends to pay the debentures within the next 60 to 90 days.

Item 4.   Submission of Matters to a vote of Security Holders

  (1) The Company held an annual meeting of its shareholders on June 5, 2001 (the "Annual Meeting")

  (2) The Annual Meeting involved the election of two Class II directors. The directors elected at the meeting included Tom Lindner and Tom Edler.

  (3)     Two matters were voted on at the Annual Meeting, as follows:

         (1) The election of nominees Tom Lindner and Tom Edler as Directors of the Company until the next meeting.

                                       FOR                 AGAINST                  ABSTAIN                 TOTAL
                                 --------------        ----------------          -------------          -------------

Tod Lindner                              21,390                   3,500                                        24,890
                                      2,209,700                                         11,600              2,221,300
                                 --------------        ----------------          -------------          -------------
                                      2,231,090                   3,500                 11,600              2,246,190
Tom Edler                                21,390                   3,500                                        24,890
                                      2,209,700                                         11,600              2,221,300
                                  -------------        ----------------          -------------           ------------
                                      2,233,540                   3,500                 11,600              2,246,190

         Each Nominee was elected a Director of the Company.

         (2) The ratification of the appointment of Singer Lewak Greenbaum and Goldstein LLP as the Company's independent auditors of the fiscal year ending December 25, 2001.

                                       FOR                 AGAINST                  ABSTAIN                 TOTAL
                                 --------------        ----------------          -------------          -------------

Auditors                                 21,390                   3,500                                        24,890
                                      2,212,150                   5,800                  3,350              2,221,300
                                 --------------        ----------------          -------------          -------------
                                      2,233,540                   9,300                  3,350              2,246,190

         This matter was passed by the required majority of votes cast.

Item 5.    Other Information

None

Item 6.   Exhibit and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STEAKHOUSE PARTNERS, INC.

                                        By: /s/ Joseph L. Wulkowicz
                                        -------------------------------------
                                        Joseph L. Wulkowicz
                                        Chief Financial and Accounting
                                        Officer

Date:  August 1, 2001