Form 10-Q
period 2001-09-04
STEAKHOUSE PARTNERS INC
filed 2001-10-24
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 4, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 4, 2001 - 3,386,522 shares of Common Stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

INDEX

                                                                           Page
                                                                          Number
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at September 4, 2001 and       2-3
         December 26, 2000

         Condensed Consolidated Statements of Operations for
         the twelve weeks ended September 4, 2001 and September 5, 2000        4

         Condensed Consolidated Statements of Operations for
         the thirty-six weeks ended September 4, 2001 and September 5, 2000    5

         Condensed Consolidated Statements of Cash Flows for
         the thirty-six weeks ended September 4, 2001 and September 5, 2000    6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7-12

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 2.   Change in Securities and Use of Proceeds                            13

Item 3.   Defaults Upon Senior Securities                                     13

Item 4.   Submission of Matters to a Vote of Security Holders                 13

Item 5.   Other Information                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 4, 2001
(unaudited)


                                                               36 WEEKS                           52 WEEKS
                                                                 ENDED                              ENDED
                                                           SEPTEMMBER 4, 2001                 DECEMBER 26,2000
ASSETS

Current assets
         Cash and cash equivalents                               $ 399,790                         $3,359,150
         Accounts receivable, net                                  835,840                            722,766
         Inventories                                             3,270,787                          3,344,087
         Prepaid expenses and other current assets               2,616,053                          1,491,179
                                                           ---------------                      -------------
Total current assets                                             7,122,470                          8,917,182

Property and equipment, net                                     31,029,792                         33,274,038
Intangible assets, net                                             176,825                            190,574
Employee advances                                                  893,600                            893,600
Other                                                              594,036                            946,111
Cash - restricted under collateral agreements                    1,165,746                          1,165,746
                                                           ---------------                     --------------
Total assets                                                   $40,982,469                        $45,387,251
                                                           ===============                     ==============

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
AS OF SEPTEMBER 4, 2001
(unaudited)

                                                               36 WEEKS            52 WEEKS
                                                                 ENDED               ENDED
                                                           SEPTEMBER 4, 2001     DECEMBER 26,2000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Book overdraft                                             95,835               --
         Current portion of convertible debt                     1,100,000          1,100,000
         Current portion of long-term debt                         972,043          2,697,953
         Current portion of capital lease obligations              333,152            361,831
         Accounts payable                                        6,870,322          4,903,246
         Accrued liabilities                                     7,837,328          9,719,509
         Accrued payroll costs                                   2,311,354          2,486,597
                                                              ------------       ------------
Total current liabilities                                       19,520,034         21,269,136

Long-term debt, net of current portion                           3,500,000          2,000,000
Capital lease obligations, net of current portion               17,117,277         17,468,625
Other                                                              119,411            119,411
Deferred liabilities                                             2,191,591          2,357,842
                                                              ------------       ------------
Total liabilities                                               42,448,313         43,215,014
                                                              ------------       ------------
Commitments and contingencies

Stockholders' equity

Preferred stock, Series B, Convertible, $0.001 par value
         1,000,000 shares authorized
         1,000,000 shares issued and outstanding                     1,000              1,000
Preferred stock, Series C, Convertible, $0.001 par value
         1,750,000 shares authorized
         1,750,000 shares issued and outstanding                     1,750              1,750
Common stock, $0.01 par value
         10,000,000 shares authorized
         3,386,522 shares issued
         and outstanding                                            33,865             33,865
Treasury stock                                                    (175,000)          (175,000)
Additional paid-in capital                                      11,809,352         11,809,352
Accumulated deficit                                            (13,136,811)        (9,498,730)
                                                              ------------       ------------
Total stockholders' equity (deficit)                            (1,465,844)         2,172,237
                                                              ------------       ------------
Total liabilities and stockholders' equity                     $40,982,469        $45,387,251
                                                              ============       ============


                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              12 WEEKS         12 WEEKS
                                                                                ENDED            ENDED
                                                                            SEPTEMBER 4,     SEPTEMBER 5,
                                                                                2001             2000
                                                                         ---------------   ---------------
                                                                             (unaudited)      (unaudited)

Revenues                                                                     $24,167,787       $26,659,247

Cost of sales
Food and beverage                                                              8,687,122         9,358,293
Payroll and payroll related costs                                              8,452,615         9,213,329
Direct operating costs                                                         5,937,302         6,048,545
Depreciation and amortization                                                    872,868           717,829
                                                                         ---------------   ---------------

Total cost of sales                                                           23,949,907        25,337,996
                                                                         ---------------   ---------------


Gross profit                                                                     217,880         1,321,251

General and administrative expenses                                            1,599,064         1,816,162
                                                                         ---------------   ---------------

Loss before other income (expense)                                            (1,381,184)         (494,911)

Interest expense and financing costs, net                                        558,654           565,059
                                                                         ---------------   ---------------

Loss before provision for income taxes                                        (1,939,838)       (1,059,970)

Provision for income taxes                                                        30,000            46,155
                                                                         ---------------   ---------------

Net loss                                                                    $ (1,969,838)      $(1,106,125)
                                                                         ===============   ===============

Basic and diluted loss per share                                                  $(0.58)           $(0.33)
                                                                         ===============   ===============

Weighted-average shares outstanding                                            3,386,522         3,369,022
                                                                         ===============   ===============

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              36 WEEKS         36 WEEKS
                                                                                ENDED            ENDED
                                                                            SEPTEMBER 4,     SEPTEMBER 5,
                                                                                2001             2000
                                                                        ----------------  ----------------
                                                                             (unaudited)      (unaudited)

Revenues                                                                     $79,820,325       $94,207,144

Cost of sales

Food and beverage                                                             28,934,677        37,417,512
Payroll and payroll related costs                                             26,248,915        29,115,683
Direct operating costs                                                        17,943,895        18,602,909
Depreciation and amortization                                                  2,660,662         2,611,519
                                                                        ----------------  ----------------
Total cost of sales                                                           75,788,149        87,747,623
                                                                        ----------------  ----------------
Gross profit                                                                   4,032,176         6,459,521

General and administrative expenses                                            5,193,942         5,516,529
                                                                        ----------------  ----------------
Income (loss) before other income (expense)                                  (1,161,766)           942,992

Interest expense and financing costs, net                                      1,567,974         1,970,095
Legal settlement                                                                 800,000                --
                                                                        ----------------  ----------------
Loss before provision for income taxes                                       (3,529,740)       (1,027,103)

Provision for income taxes                                                       108,341           110,737
                                                                        ----------------  ----------------
Net loss                                                                    $(3,638,081)      $(1,137,840)
                                                                        ===============   ================

Basic and diluted loss per share                                                 $(1.07)           $(0.34)
                                                                        ===============   ================

Weighted-average shares outstanding                                            3,386,522         3,369,022
                                                                        ===============   ================

                           See the accompanying notes

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              36 WEEKS         36 WEEKS
                                                                                ENDED            ENDED
                                                                            SEPTEMBER 4,     SEPTEMBER 5,
                                                                                2001             2000
                                                                        ----------------  ----------------
                                                                             (unaudited)      (unaudited)

Cash flows from operating activities
Net loss                                                                $     (3,638,081)  $    (1,137,840)
Adjustments to reconcile net loss to net cash
    used in operating activities
Depreciation and amortization                                                  2,659,507         2,612,110
Gain on sale of furniture and equipment                                                           (592,712)
Forgiveness of employee advances                                                                   200,000
Issuance of common stock in exchange for services
    Rendered                                                                                        38,960
(Increase) decrease in operating assets                                         (383,287)        3,829,685
Increase (decrease) in operating liabilities                                    (256,599)       (3,684,780)
                                                                        ----------------  ----------------
Net cash provided by (used in) operating activities                           (1,618,460)        1,265,423
                                                                        ----------------  ----------------
Cash flows from investing activities

Purchases of furniture and equipment                                            (386,531)         (186,727)
Change in restricted cash                                                                          443,757
Other                                                                                 --                --
                                                                        ----------------  ----------------
Net cash provided by (used in) investing activities                             (386,531)          257,030
                                                                        ----------------  ----------------
Cash flows from financing activities

Proceeds from sale leaseback                                                          --        22,000,000
Net change in line of credit                                                          --        (2,775,435)
Proceeds (Repayment) of notes payable and capital leases                      (1,050,204)      (20,474,731)
Book overdraft                                                                    95,835                --
Proceeds from sale of stock options                                                   --            20,000
                                                                        ----------------  ----------------
Net cash used in financing activities                                           (954,369)       (1,230,166)
                                                                        ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                          (2,959,360)          292,287
Cash and cash equivalents, beginning of period                                 3,359,150         1,590,467
                                                                        ----------------  ----------------
Cash and cash equivalents, end of period                                $        399,790  $      1,882,754
                                                                        ================  ================

                           See the accompanying notes

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the thirty-six week period ended September 4, 2001 are not necessarily indicative of the results to be expected for the full year ending December 25, 2001. The Company reports results quarterly with the three quarters having 12 weeks and remaining quarter having 16 weeks. These consolidated financial statements should be read in conjunction with the 2000 consolidated financial statements.

As shown in the consolidated financial statements, during the thirty-six weeks ended September 4, 2001, the Company maintained a current ratio of 0.36-to-1, which arose from a working capital deficit of $12,397,564 and had incurred negative cash flow from operations of $1,618,460. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply.

Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ended December 25, 2001. Management's plans include the following

1. Restructuring or payment of its long-term debt position.
2. Raising money through equity or the selective sale of non-strategic restaurants.

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

NOTE 4 - CONVERTIBLE DEBT/LONG TERM DEBT
Certain debt is in default as the Company did not make payments as they came due. The total amount of debt that is currently due is $1,764,567, of which $1,100,000 is convertible debt and $664,567 is included in current portion of long-term debt.

NOTE 5 - SUBSEQUENT EVENT
Subsequent to September 4, 2001, the Company received a Nasdaq staff determination indicating that it fails to comply with the net tangible assets requirement for continued listing, and that its securities are, therefore, subject to delisting from the Nasdaq market. The Company has appealed the staff's determination to a Nasdaq Listing Qualification Panel.

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

RESULTS OF OPERATIONS

Twelve Weeks Ended September 4, 2001 Compared to Twelve Weeks Ended September 5, 2000

Revenues for the twelve-week period ended September 4, 2001 decreased $2,491,460 or 9.3% from $26,659,247 for the twelve-week period ended September 5, 2000 to $24,167,787 for the same period in 2001. The decrease is chiefly attributable to the overall soft economy and general consumer uncertainty. As a result, net revenue for Paragon Steakhouse Restaurants decreased 10.2% for the twelve-week period ended September 4, 2001 compared to the net revenue for comparable (64) restaurants for the same twelve-week period ended September 5, 2000. Partially offsetting this decline in revenue, Pacific Basin Foods, which did not have revenues (excluding Paragon Steakhouse Restaurants) for the twelve-week period ended September 5, 2000, posted $925,446 of revenue for the twelve-week period ended September 4, 2001. Also revenue from the Company's one original restaurant increased $33,376 or 16.7% from $199,484 for the twelve-week period ended September 5, 2000 to $232,860 for the same period in 2001.

Food and beverage costs for the twelve-week period ended September 4, 2001 decreased $671,171 or 7.2% from $9,358,293 for the twelve-week period ended September 5, 2000 to $8,687,122 for the same period in 2001. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.3% for the twelve-week period ended September 5, 2000 compared to 34.6% for the same period in 2001. The major reason for the 2.0% decrease in costs was management's decision to increase menu prices, which was partially offset by increased food prices for the twelve-week period ended September 4, 2001. The total food and beverage cost as a percentage of total revenue, which included the restaurants and the food distribution subsidiary, was 35.9% for the twelve-week period ended September 4, 2001 compared to 35.1% for the twelve-week period ended September 5, 2000. The major reason for this increase is the improvement in the food distribution subsidiary's business and its proportionate effect on these numbers. The food distribution subsidiary's food and beverage costs typically ran about 90%.

Payroll and payroll related costs for the twelve-week period ended September 4, 2001 decreased $760,714 or 8.3% from $9,213,329 for the twelve-week period ended September 5, 2000 to $8,452,615 for the same period in 2001. Payroll and payroll related costs as a percentage of revenues were 34.7% for the twelve-week period ended September 5, 2000 compared to 35.0% for the same period in 2001. Payroll and payroll related costs for the restaurants only were 34.7% of restaurant revenues for the twelve-week period ended September 4, 2001 compared to 33.0% for the twelve-week period ended September 5, 2000. The major reason for this increase is the decrease in the restaurants revenue and its proportionate effect on the labor numbers as many of the units already have the minimum staffing requirements.
                                        9

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended September 4, 2001 decreased $111,243 or 1.8% from $6,048,545 for the twelve-week period ended September 5, 2000 to $5,937,302 for the same period in 2001. Direct operating costs as a percentage of revenues were 22.7% for the twelve-week period ended September 5, 2000 compared to 24.6% for the same period in 2001. The major reason for this increase is the decrease in the restaurants revenue and its proportionate effect on these numbers. Also contributing to the increase is higher utility costs especially in the California units and rent associated with the sale-leaseback.

Depreciation and amortization for the twelve-week period ended September 4, 2001 increased $155,039 or 21.6% from $717,829 for the twelve-week period ended September 5, 2000 to $872,868 for the same period in 2001. The increase is entirely due to the additional depreciation and amortization associated with the new general ledger software at both the restaurants and food distribution subsidiary.

General and administrative expenses for the twelve-week period ended September 4, 2001 decreased $217,098 or 12.0% from $1,816,162 for the twelve-week period ended September 5, 2000 to $1,599,064 for the same period in 2001. General and administrative expenses as a percentage of revenues was 6.6% for the twelve-week period ended September 5, 2000 compared to 6.6% for the same period in 2001. This slight decrease in the general and administrative expenses is principally due to higher legal and consulting cost partially offset by cost reductions, which included the elimination of several district leaders positions and restaurant accountants.

Interest expense and financing costs, net for the twelve-week period ended September 4, 2001 decreased $6,405 or 1.1% from $565,059 for the twelve-week period ended September 5, 2000 to $558,654 for the same period in 2001.

Net loss net for the twelve-week period ended September 4, 2001 increased $863,713 or 78.1% from $1,106,125 for the twelve-week period ended September 5, 2000 to $1,969,838 for the same period in 2001. The increase is principally due to the decrease in revenue at the restaurant level as a result of overall soft economy and general consumer uncertainty.

Thirty-six Weeks Ended September 4, 2001 Compared to Thirty-six Weeks Ended September 5, 2000

Revenues for the thirty-six week period ended September 4, 2001 decreased $14,386,819 or 15.3% from $94,207,144 for the thirty-six week period ended September 5, 2000 to $79,820,325 for the same period in 2001. The decrease is attributable to losing the two largest external customers at Pacific Basin Foods, the closing of four restaurants and the soft economy. Net revenue for Paragon Steakhouse Restaurants decreased 5.5% for the thirty-six week period ended September 4, 2001 compared to the net revenue for comparable (64) restaurants for the same thirty-six week period ended September 5, 2000. The decrease is chiefly attributable to the overall soft economy, general consumer uncertainty and the sale of three units. Pacific Basin Foods revenues for the thirty-six week period ended September 4, 2001 decreased $5,425,158 or 69.4% from $7,811,845 for the thirty-six week period ended September 5, 2000 to $2,386,687 for the same period in 2001. Revenue from the Company's one original restaurant remained relatively constant at $665,643 for the thirty-six week period ended September 4, 2001 from $651,269 for the same period in 2000.

Food and beverage costs for the thirty-six week period ended September 4, 2001 decreased $8,482,835 or 22.7% from $37,417,512 for the thirty-six week period ended September 5, 2000 to $28,934,677 for the same period in 2001. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.1% for the thirty-six week period ended September 4, 2001 compared to 35.2% for the same period in 2000. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 89.8% of the food distribution revenue for the thirty-six week period ended September 5, 2000 compared to 74.5% for the same period in 2001. The total food and beverage cost which includes the restaurants and the food distribution subsidiarys as a percentage of total revenue was 39.7% for the thirty-six week period ended September 5, 2000 compared to 36.2% for the same period in 2001. The major reason for this reduction is the improved margin in the food distribution subsidiary's new outside business and the menu price increase at the restaurants.

Payroll and payroll related costs for the thirty-six week period ended September 4, 2001 decreased $2,866,768 or 9.8% from $29,115,683 for the thirty-six week period ended September 5, 2000 to $26,248,915 for the same period in 2001. Payroll and payroll related costs as a percentage of revenues were 32.9% for the thirty-six week period ended September 4, 2001 compared to 30.9% for the same period in 2000. Payroll and payroll related costs for the restaurants only were 32.7% of restaurant revenues for the thirty-six week period ended September 4, 2001 compared to 32.2% for the thirty-six week period ended September 5, 2000. The major reason for this increase is the decrease in the restaurants revenue and its proportionate effect on the labor numbers as many of the units already have the minimum staffing requirements.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirty-six week period ended September 4, 2001 decreased $659,014 or 3.5% from $18,602,909 for the thirty-six week period ended September 5, 2000 to $17,943,895 for the same period in 2001. These costs as a percentage of revenues were 22.5% for the thirty-six week period ended September 4, 2001 compared to 19.7% for the same period in 2000. Direct operating costs for the restaurants only were 23.0% of restaurant revenue for the thirty-six week period ended September 4, 2001 compared to 21.2% for the thirty-six week period ended September 5, 2000. The major reason for this increase is the decrease in the restaurants revenue and its proportionate effect on these numbers. Also contributing to the increase is higher utility costs especially in the California units and rent associated with the sale-leaseback.

Depreciation and amortization for the thirty-six week period ended September 4, 2001 increased $49,143 or 1.9% from $2,611,519 for the thirty-six week period ended September 5, 2000 to $2,660,662 for the same period in 2001. The increase is entirely due to the additional depreciation and amortization associated with the new general ledger software at both the restaurants and food distribution subsidiary partially offset by three less units from the same period in 2000.

General and administrative expenses for the thirty-six week period ended September 4, 2001 decreased $322,587 or 5.8% from $5,516,529 for the thirty-six week period ended September 5, 2000 to $5,193,942 for the same period in 2001. General and administrative expenses as a percentage of revenues was 6.5% for the thirty-six week period ended September 4, 2001 compared to 5.9% for the same period in 2000. The increase is principally due to higher consulting fees, as well as, the overall reductions in expenses and cost reduction program have not been proportionate to the decrease in revenues.

Interest expense and financing costs, net for the thirty-six week period ended September 4, 2001 decreased $402,121 or 20.4% from $1,970,095 for the thirty-six week period ended September 5, 2000 to $1,567,974 for the same period in 2001. The decrease is principally due to in 2000 the Company's Paragon Subsidiary sold a previously closed (prior to December, 1998) Mountain Jack's Steakhouse in MI for a gain of $483,000 and selling a Red Oak restaurant in CA. for an additional gain. Steakhouse Partners agreed prior to trial to settle certain legal claims for $800,000 payable over twelve months, which started in June 2001, but was entirely expensed in the second quarter of 2001.

Net loss net for the thirty-six week period ended September 4, 2001 increased $2,500,241 from $1,137,840 for the thirty-six week ended September 5, 2000 to $3,638,081 for the same period in 2001. The increase is principally due to the decrease in revenue at the restaurant level as a result of overall soft economy and general consumer uncertainty. Also contributing to the increase was a $800,000 non-recurring expense associated with the settlement of a law suit not being incurred for the same period in 2000, as well as, the sale of several units in 2000 for significant gains. This was partially offset by the non-recurring charges of $684,112 in the same period 2000 for warehouse consolidation, the reduction by 47% of Pacific Basin's workforce, and additional training and recruitment for Paragon Steakhouse.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $399,790 at September 4, 2001. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations and the sale of several selected assets ( one currently in escrow) is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations, is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities.


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

(a) Exhibits- None

(b) Reports on Form 8-K -- Not applicable

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

Date: October 24, 2001