Form 10-K
period 2001-12-25
STEAKHOUSE PARTNERS INC
filed 2002-09-25
CIK 1017156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                            ------------------------
                                   FORM 10 -K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 25, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: / / YES /X/ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

Registrant's revenues for its most recent fiscal year (ended December 25, 2001):
$114,491,013.

Aggregate market value of voting stock held by non-affiliates: $692,177.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:
3,356,564 common shares were outstanding as of August 27, 2002.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: / / YES /X/ NO

Documents Incorporated by Reference:
Part III -- Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

The index to exhibits is located on page 22.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           STEAKHOUSE PARTNERS, INC.
             FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 25, 2001

                               TABLE OF CONTENTS

Item                                                                PAGE
                                 PART I
Item  1.  Business..........................................           1
Item  2.  Properties........................................           9
Item  3.  Legal Proceedings.................................          10
Item  4.  Submission of Matters to a Vote of Security
            Holders.........................................          10

                                PART II
Item  5.  Market for the Registrant's Common Equity and
            Related Stockholder Matters.....................          11
Item  6.  Selected Financial Data...........................          12
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............          13
Item  7a. Quantitative and Qualitative Disclosures about
            Market Risk.....................................          18
Item  8.  Financial Statements and Supplementary Data.......          18
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............          18

                                PART III
Item 10.  Directors, Executive Officers of the Registrant...          19
Item 11.  Executive Compensation............................          19
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management..................................          19
Item 13.  Certain Relationships and Related Transactions....          19

                                PART IV
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.............................          19

Signatures..................................................          21

Section 302 Certification...................................          22

                                      (i)

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

BACKGROUND

Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 63 full-service steakhouse restaurants located in eleven states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is approximately $23.00 (including alcoholic beverages) and it currently serves over 6.8 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. Company management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after it has completed the reorganization process described below under "Bankruptcy Filing".

On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouse restaurants and Pacific Basin Foods Inc., ("Pacific Basin") a restaurant food distribution company. Paragon and Pacific Basin are now wholly owned subsidiaries of the Company.

BANKRUPTCY FILING

On February 15, 2002 Steakhouse Partners filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District in California. On February 19, 2002 Paragon Steakhouse Restaurants, a wholly owned subsidiary of Steakhouse Partners, also filed for relief under Chapter 11 of the Bankruptcy Code. The filing was made in connection with the Company's inability to timely pay certain notes aggregating $1,734,285 (see Notes 8 and 10 to the accompanying Consolidated Financial Statements). Pacific Basin Foods, the other wholly owned subsidiary of Steakhouse Partners, has not filed and remains outside of the bankruptcy code.

Steakhouse Partners and Paragon have and will continue to manage their properties and operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. Management believes that the Official Creditors' Committee will approve the bankruptcy plan in October 2002, and the reorganization will be complete by the end of 2002.

As a consequence to the bankruptcy filings, all pending litigation and claims against Steakhouse Partners and Paragon Steakhouse Restaurants are stayed, and no party may take action to realize its pre-petition claims, except pursuant to order of the Bankruptcy Court. It is the Company's intention to address all of its pending and future pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the bankruptcy filings and any reorganization plan may have on the shares of preferred or common stock of the Company. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. While the Company believes the reorganization will be completed by the end of 2002, the formulation and implementation of a plan of reorganization could take significantly longer, or may not be successfully completed.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings, such realization of certain of the Company's assets and liquidation of certain of the Company's liabilities are subject to significant uncertainty. Furthermore, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization. See Note 3 to the Consolidated Financial Statements included in this report.

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including claims of landlords for lease payments and employee wages and benefits in the ordinary course of business. See Note 2 to the accompanying Consolidated Financial Statements.

OUR BUSINESS BACKGROUND

The steakhouse restaurant industry is expected to continue to expand over the next several years. We believe that this industry is highly fragmented and, assuming a successful reorganization under Chapter 11 of the United States Bankruptcy Code, presents an excellent opportunity for us to grow our business by expanding one of Paragon's brand-name step-up steakhouses, Carvers.

RESTAURANT CONCEPTS

All of our restaurants are positioned as destination restaurants that attract loyal clientele. By our use of the term destination restaurants, we mean that we seek to establish our restaurants as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. Our restaurants are full-service steakhouses (with two exceptions). We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our "signature product" and is the basis for our distinctive merchandising commitment to "The Best Prime Rib in Town". Our prime rib, which is served in a herb crust, is slow roasted for seven hours to enhance its flavor and tenderness. Portions are deliberately generous. Prime Rib and Steaks account for approximately 65.0% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 18.0% of our net sales.

Most of our restaurants are open daily from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:00 a.m. on weekdays; most of these restaurants are closed for lunch on weekends.

We currently operate in three distinctive steakhouse markets.

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE AND MOUNTAIN JACK'S

We have 40 steakhouses operating under the brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's for which the average dinner check is in the under $25.00 per guest range. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and have the "look and feel" of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

Our menu also features fresh fish, seafood, lamb and chicken in addition to prime rib and steaks. A complete meal includes salad and a choice of side dishes including choice of potato, and steamed vegetables. The menu also includes appetizers and desserts. The Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's recently completed a menu revision designed to increase variety and emotional value. The change included the addition of new appetizers, seafood, specialty steaks, prime rib combinations and revisions to all plate presentations.

Our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's restaurants are typically free-standing buildings with dinner seating capacities ranging from 150 to 220 seats and an average seating capacity of approximately 180 seats. Unlike an Outback or Lone Star, our restaurants typically have one or more banquet rooms to accommodate private parties and corporate events. The bar in each restaurant is generally located adjacent to the dining room primarily to accommodate customers waiting for dining tables and up to approximately 30 additional diners.

CARVERS

We have 8 steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average check per guest of slightly less than $35.00. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton's and Ruth's Chris.

Our Carvers restaurants are also typically housed in freestanding buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately 220 seats. The Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events. We are currently developing the next generation lunch and dinner menus for Carvers.

UNIQUE CONCEPTS

We have 5 unique formal restaurants housed in landmark buildings in prime locations near or at tourist sites, which also serve as the destination or special occasion restaurant in their respective communities. The menu at these restaurants are also unique with the average dinner check per guest between $28.00 and $35.00. These restaurants typically have one or more banquet rooms.

We will continue our efforts to differentiate our restaurants by emphasizing personal and attentive service, consistent high-quality, fresh products and position in the mid-priced, full service steakhouse segment of the restaurant industry.

REORGANIZATION STRATEGY

Management plans to restructure the Company's debt through the Chapter 11 reorganization process, improve the Company's financial performance through cost-reduction and restructuring of administrative overhead, and raise money through equity or the selective sale of non-strategic restaurants. In the short term, we will reduce our organization in size as part of the reorganization process. Assuming the Company is able to successfully reorganize under Chapter 11 of the United States Bankruptcy Code, our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers) and licensing a network of steakhouse restaurants. Key components of our strategy include leveraging established brands, achieving operating efficiencies and cost savings through volume discounts on purchases, and efficiently penetrating new markets.

MARKETING

We rely principally on our commitment to customer service and excellent price-value relationship to attract and retain customers. Accordingly, we focus our resources on seeking to provide customers with high-quality and attentive service, value and an exciting and vibrant atmosphere.

Our marketing efforts consist of local media advertising and couponing. Local advertising and couponing consists of bulk mailers, freestanding newspaper inserts and targeted direct mailers. We have also successfully offered discounts to encourage more people to try our restaurants, as well as to increase weekday customer counts. We also evaluate local image advertising opportunities and are utilizing spot radio strategies in affordable markets.

To promote local community awareness, each restaurant manager is encouraged to become a part of the local community. Many restaurants host meetings with community leaders to solicit local input about the restaurants' potential community participation.

Once we begin to grow, our plan for each new restaurant will be to conduct a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of a restaurant. A given program typically would include special promotions, site signs, sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees would be invited.

RESTAURANT OPERATIONS AND MANAGEMENT

We maintain quality and consistency in our restaurants through the careful hiring, training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. To achieve our service goals, each service employee completes a training program, which teaches employees to provide the level of quality service that encourages guests to return and request the same server on subsequent visits.

We maintain financial and accounting controls for each of our restaurants through the use of centralized accounting and management information systems. All levels of our management participate in the ongoing process of strategic and financial planning and our systems are continuously refined to allow management to compare actual results with budgets and projections.

We also utilize management information systems to allow timely information analysis and response. Our computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant's sales, purchasing, payroll, operating expenses, guest related statistics and other data, we can regularly monitor restaurant operations. Management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor minutes per meal, promotional programs, restaurant costs and general marketing data.

The management team for a typical steakhouse restaurant generally consists of one general manager, one or two assistant managers and a kitchen manager. Each restaurant also employs a staff consisting of approximately 40 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a District Leader, who each supervise eight to 12 restaurants, and who, in turn, reports to our vice president of operations. Restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management defines operations and performance objectives for each restaurant and monitor implementation. Senior management regularly visits various of our restaurants and meet with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of restaurant operations and personnel development.

Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a restaurant manager, or an experienced key employee. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees' concerns.

PURCHASING

We purchase a portion of our food and beverage products from our wholly owned subsidiary, Pacific Basin Foods, at below market rates. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to us for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies.

PACIFIC BASIN FOODS

Our Pacific Basin Foods subsidiary is a wholesale food distributor serving the restaurant industry. Its principal clients are Paragon and several small regional chains. Pacific Basin Foods has a warehouse in San Diego, California, from which it services its west coast customers. In addition to the sale and distribution of food supplies to restaurants, Pacific Basin Foods provides furniture, fixtures and equipment to restaurants.

COMPETITION

Competition in the restaurant industry is increasingly intense. We compete with other mid-priced, full service restaurants, which are not necessarily steakhouse restaurants, primarily on the basis of quality of food and service, ambiance, location and price-value relationship. We also compete with a number of other steakhouse restaurants within our markets, including both locally owned restaurants and regional or national chains. We believe that the quality of our service, our well-regarded brands, attractive price-value relationship and quality of food will enable us to differentiate ourselves from our competitors. We also compete with other restaurants and retail establishments for sites. Many of our competitors are well established in the mid-priced dining segment and certain competitors have substantially greater financial, marketing and other resources than us. We believe that our ability to compete effectively will continue to depend upon our ability to offer high-quality, mid-priced food in a full service, distinctive dining environment.

GOVERNMENT REGULATION

Our restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant currently has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. We are required to renew these licenses annually. In addition, these licenses may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing and inventory control. Our failure to obtain or retain liquor or food service licenses would likely have a material adverse effect on our operations. In order to reduce this risk, each of our restaurants is expected to be operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. In certain states, there are a set number of alcoholic beverage licenses available, but there is an active market through which new licenses can be obtained at the then-applicable market price. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere.

We are subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our comprehensive general liability insurance.

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

The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We intend to ensure that our restaurants will be in full compliance with the Disabilities Act, and we review plans and specifications and make periodic inspections to ensure continued compliance. We believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. We do not anticipate that such compliance will require us to expend substantial funds.

EMPLOYEES

At December 25, 2001, we employed approximately 2,945 individuals, of which 295 occupy executive, managerial or clerical positions, and 2,650 hold non-managerial restaurant-related positions. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

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

IF WE ARE NOT SUCCESSFUL IN OUR REORGANIZATION PLANS, OUR BUSINESS OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

On February 15, 2002 Steakhouse Partners, Inc and on February 19, 2002 its wholly owned subsidiary Paragon Steakhouse Restaurants, Inc. filed for federal reorganization protection under Chapter 11. Our reorganization plan intends to reject or sell under performing units, marginal units or units that geographically are isolated. The proceeds generated from the sales of those units are intended to provide the down payment to our creditors. The balance due our creditors will be paid over time from the cash flow of the core units.

If we are not successful in selling certain units and generating the proceeds required to satisfy our creditors or our plan of reorganization is not approved, this will seriously affect our ability to emerge from bankruptcy with our core restaurants intact or at all.

IF WE ARE NOT SUCCESSFUL IN OUR EXPANSION PLANS, OUR BUSINESS OPERATIONS AND OUR ABILITY TO CONTINUE AS A GOING CONCERN COULD BE MATERIALLY ADVERSELY AFFECTED.

Long term we intend to expand our operations through the construction of new restaurant properties. Our ability to open additional restaurants will depend upon our ability to identify and acquire available new construction sites or restaurant conversions at favorable prices. We must also have sufficient available funds from operations or otherwise to support this expansion.

If we cannot successfully construct new restaurant properties or convert acquired restaurant properties to our established brands within projected budgets or time periods, our business and our ability to continue as a going concern will be adversely affected. If the Company is unable to restructure its debt under Chapter 11 of the Bankruptcy Code, it will be unable to finance its expansion plans or continue to operate its business. Even with a successful reorganization and sufficient funds, plans to expand the Company's business may fail due to construction delays or cost overruns, which could be caused by numerous factors, such as shortages of materials and skilled labor, labor disputes, weather interference, environmental problems, and construction or zoning problems.

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

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL
PROFITS.

We were organized in May 1996 and have incurred losses from inception. We may never generate profits. We incurred a net loss of approximately $621,000 for the fiscal year ended December 26, 2000; a net loss of approximately $3.9 million for the fiscal year ended December 26, 1999 and a net loss of approximately $3.0 million for the fiscal year ended December 29, 1998. As of December 25, 2001 we had an accumulated deficit of approximately $14,373,109 million.

In order to operate profitably, we must:

  * further improve operating margins at our existing restaurants while investing in the units' infrastructure;

  * successfully drive top line sales at each of our units; and

  * capitalize on the general and administrative cost savings implemented during the last fiscal year.

THE COMPANY RECEIVED A NOTICE FROM THE NASDAQ SMALL CAP MARKET STATING THAT IT HAS BEEN DELISTED FROM THE NASDAQ SMALL CAP MARKET.

In October 2001, we received a notice from The Nasdaq Small Cap Market indicating that we failed to meet Nasdaq's $2.5 million in net tangible assets standard for continued listing on The Nasdaq Small Cap Market. A written hearing was scheduled with Nasdaq to review that determination. At the hearing a plan was presented demonstrating how the Company intended to regain and sustain compliance with the $2.5 million net tangible asset standard. On December 18, 2001 the Company received notice that the Panel decided not to continue to list the Company on Nasdaq Small Cap Market. Subject to this decision the Company was delisted on December 19, 2001.

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

ADVERSE ECONOMIC CONDITIONS IN A LIMITED NUMBER OF STATES COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

Our restaurants are located in 11 states, predominantly on the West Coast and in the Great Lakes region. Adverse economic conditions in these regions could have an adverse effect on our financial results. Each of our restaurants represents a significant investment and long-term commitment, which limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations.

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

UNFORESEEN COST INCREASES COULD ADVERSELY AFFECT OUR POTENTIAL PROFITABILITY.

Our potential profitability is highly sensitive to increases in food, labor and other operating costs, as well as the costs of the reorganization process. Our dependence on frequent deliveries of fresh food supplies means that shortages or interruptions in supply could materially and adversely affect our operations. In addition, unfavorable trends or developments concerning the following factors could adversely affect our results:

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

Our executive officers, directors, and their affiliates beneficially own 914,462 shares of our common stock. This represents approximately 27.0% of the common stock issued and outstanding. Our executive officers also collectively own 1,000,000 shares of Series B Preferred Stock and 1,750,000 shares of Series C Preferred Stock, each of which carries voting rights with our common stock on a one vote per share basis. Such concentration of ownership and voting power may have the effect of delaying, deferring or preventing a change in control of Steakhouse Partners.

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

SHAREHOLDERS MAY NOT BE ABLE TO RESELL THEIR STOCK OR MAY HAVE TO SELL AT PRICES SUBSTANTIALLY LOWER THAN THE PRICE THEY PAID FOR IT.

Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The formulation and implementation of a plan of reorganization could take a significant period of time, or may be unsuccessful.

The trading price for our common stock has been highly volatile and could continue to be subject to significant fluctuations in response to our filing for reorganization, variations in our quarterly operating results, general conditions in the restaurant industry or the general economy, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for public companies generally, or within broad industry groups, which fluctuations may be unrelated to the operating results or other circumstances of a particular company. Such fluctuations may adversely affect the liquidity of our common stock, as well as the price that holders may achieve for their shares upon any future sale. Furthermore, as a result of the delisting of the Company from The Nasdaq Small Cap Market, the trading market for the Company's stock has been materially adversely affected.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS OR ARE UNABLE TO CONFIRM A PLAN OF REORGANIZATION, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OR ALL OF OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

We currently do not have any firm commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund a plan of reorganization, we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures which could lead to the Company's inability to continue as a going concern.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 25, 2001, the Company leased all of its restaurant locations. Lease terms are generally 10 to 35 years, with renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective. On July 19, 2000, the Company completed a sale and leaseback transaction with PS Realty Partners, LP with respect to 19 of its properties, yielding net proceeds of approximately $22 million. The Company utilized a majority of these net proceeds to pay down a $20 million mortgage debt.

RESTAURANT LOCATIONS AS OF AUGUST 28, 2002

The following table sets forth the location of our existing Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's, Carvers restaurants and our unique formal restaurants:

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE, AND MOUNTAIN JACK'S LOCATIONS:

ARIZONA                 Oakland                 INDIANA                 NORTH CAROLINA
Phoenix                 Oceanside               Indianapolis            Raleigh
Tempe                   Pleasanton              Lafayette
Yuma                    S. San Francisco                                OHIO
                        S. San Jose             MICHIGAN                Canton
CALIFORNIA              Sacramento              Auburn Hills            Elyria
Anaheim                 San Diego               Clinton Township        Independence
Bakersfield             Santa Rosa              Dearborn Heights        North Olmstead
Concord                 Temecula                Grandville
Fairfield               Thousand Oaks           Kentwood                WISCONSIN
Fremont                 Ventura                 Lansing                 Madison
Milpitas                                        Taylor
Modesto                 ILLINOIS                Troy
                        Springfield             Portage
                                                Traverse City

CARVERS LOCATIONS:              Farmington Hills, Michigan      UNIQUE FORMAL LOCATIONS:
Glendale, Arizona               Beachwood, Ohio                 Folson, California
Rancho Bernardo, California     Centerville, Ohio               Rancho Cordova, California
Roseville, California           Sandy, Utah                     Riverside, California
Greenwood, Indiana                                              South Bend, Indiana
                                                                Williamsburg, Virginia

The leases for the above locations have initial terms generally ranging from 10 to 35 years and, in certain instances, provide for renewal options ranging from five to 25 years. Certain of these leases require additional contingent rental payments by us if sales volumes at the related restaurants exceed specified levels. Most of these lease agreements require payments of taxes, insurance and maintenance costs by us.

The Company's wholly owned subsidiary, Pacific Basin Foods, Inc., has a warehouse located at 9586 Distribution Ave., San Diego, CA 92131. The Company's executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. The telephone number is (858) 689-2333. The Company believes that there is sufficient office space available at favorable leasing terms in the San Diego, California metropolitan area to satisfy the additional needs of the Company that may result from future expansion.

ITEM 3. LEGAL PROCEEDINGS

During June 2002, Mr. Richard Lee, the Company's former Chief Executive Officer, filed a claim with the Bankruptcy Court against the Company for approximately $2,000,000, alleging, among other things, unpaid consulting fees and wrongful termination. The Company believes this claim does not have merit and will vigorously defend such position.

In the opinion of management, other than the 2 bankruptcy filings described above, there are no legal proceedings, which will have a material adverse effect on the financial position or operating results of the Company. See Part I Item
1. Description of Business--Bankruptcy Filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

MARKET INFORMATION

The Common Stock of the Company has been trading on the NASDAQ Small Cap Market under the symbol "SIZL" since February 27, 1998, the date of the Company's initial public offering to December 19, 2001 the day it was delisted. It is currently traded over-the-counter on the Pink Sheets under the symbol "SIZLQ.PK".

The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

                                                     HIGH             LOW
                                                     ----             ---
Year ended December 31, 1999
     First Quarter.............................     $    8.63        $    4.13
     Second Quarter............................          7.31             4.00
     Third Quarter.............................          9.25             6.07
     Fourth Quarter............................          7.375            4.875

                                                     HIGH             LOW
                                                     ----             ---
Year ended December 31, 2000
     First Quarter.............................     $    7.00        $    4.50
     Second Quarter............................          5.35             2.03
     Third Quarter.............................          4.75             2.25
     Fourth Quarter............................          7.22             2.75

                                                     HIGH             LOW
                                                     ----             ---
Year ended December 31, 2001
     First Quarter.............................     $    4.625       $    2.375
     Second Quarter............................          3.80             1.56
     Third Quarter.............................          1.74             0.86
     Fourth Quarter............................          0.99             0.28

HOLDERS

As of February 15, 2002 there were approximately 660 record holders of the Company's Common Stock.

DIVIDENDS

The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the reorganization plan.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue within the period covered by this Report any securities which were not registered pursuant to the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for the five years ended December 25, 2001 has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 25, 2001, and the Management's Discussion and Analysis of Financial Condition and Results of Operations:

     INCOME STATEMENT DATA:              2001            2000            1999           1998*           1997*
     ----------------------          ------------    ------------    ------------    ------------    ------------
REVENUES.........................    $114,491,013    $131,635,804    $167,800,573    $  6,519,421    $  1,867,671
                                     ------------    ------------    ------------    ------------    ------------
COST OF SALES
  Food and beverage..............      41,805,146      50,030,402      79,928,345       2,569,457         627,165
  Payroll and payroll related
    costs........................      38,104,901      41,253,070      46,093,086       2,001,542         757,232
  Direct operating costs.........      27,720,848      26,658,092      28,513,663       1,441,367         400,217
  Reserve on impairment of
    property, plant, and
    equipment....................       6,581,527              --              --              --              --
  Depreciation and
    amortization.................       3,829,049       3,927,687       4,213,750         148,156         221,737
                                     ------------    ------------    ------------    ------------    ------------
      Total cost of sales........     118,041,471     121,869,251     158,748,844       6,160,522       2,006,351
                                     ------------    ------------    ------------    ------------    ------------
GROSS PROFIT.....................      (3,550,458)      9,766,553       9,051,729         358,899        (138,680)
COSTS AND EXPENSES
  General and administrative
    expenses.....................       9,218,372       8,257,405       8,365,542       2,219,992         416,100
                                     ------------    ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE OTHER INCOME
  (EXPENSE)......................     (12,768,830)      1,509,148         686,187      (1,861,093)       (554,780)
OTHER INCOME (EXPENSE)
  Gain on sale of property,
    plant, and equipment.........              --       1,589,480              --              --              --
  Interest income................              --              --          36,942          68,495              --
  Miscellaneous income...........         257,151         271,821              --              --              --
  Interest and financing costs...      (2,640,140)     (3,524,994)     (4,607,781)       (844,961)        523,187
Legal Settlement.................        (800,000)             --              --              --              --
Reserve for advances to
  officers.......................        (616,584)             --              --              --              --
Forgiveness of officer
  advances.......................              --        (442,058)             --              --              --
                                     ------------    ------------    ------------    ------------    ------------
      Total other income
         (expense)...............      (3,799,573)     (2,105,751)     (4,570,839)       (816,466)       (523,187)
                                     ------------    ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY LOSS ON
  DEBT EXTINGUISHMENT............     (16,568,403)       (596,603)     (3,884,652)     (2,677,559)     (1,077,967)
PROVISION FOR INCOME TAXES.......         148,341          24,841          10,387           6,044              --
                                     ------------    ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY LOSS ON
  DEBT EXTINGUISHMENT............     (16,716,744)       (621,444)     (3,895,039)     (2,683,603)     (1,077,967)
EXTRAORDINARY LOSS ON DEBT
  EXTINGUISHMENT.................              --              --              --        (278,125)             --
                                     ------------    ------------    ------------    ------------    ------------
         Net loss................    $(16,716,744)   $   (621,444)   $ (3,895,039)   $ (2,961,728)   $ (1,077,967)
                                     ============    ============    ============    ============    ============
BASIC AND DILUTED LOSS PER SHARE
  AFTER EXTRAORDINARY ITEM.......    $      (4.94)   $      (0.18)   $      (1.39)   $      (1.26)   $      (1.36)
                                     ============    ============    ============    ============    ============

       BALANCE SHEET DATE:               2001            2000            1999            1999            1998
       -------------------           ------------    ------------    ------------    ------------    ------------
Current assets...................    $  7,318,068    $  8,917,182    $ 11,701,064    $ 12,219,301    $    509,204
TOTAL ASSETS.....................    $ 32,710,879    $ 45,387,251    $ 63,080,613    $ 67,446,977    $  2,252,033
TOTAL DEBT, EXCLUDING CAPITAL
  LEASE OBLIGATIONS..............    $  5,760,306    $  5,797,953    $ 26,115,608    $ 27,290,713    $  3,159,000
  Stockholders' equity
    (deficit)....................    $(14,373,109)   $  2,172,237    $  2,501,346    $  1,551,705    $ (1,414,706)

------------------
* Steakhouse Partners, Inc. (aka Galveston Steakhouse Restuarants) acquired Paragon Steakhouse Restuarants in December, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, the statements herein regarding industry prospects, future results of operations, financial position or reorganization plans are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion and the section entitled "Business -- Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 25, 2001 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

As of December 25, 2001 the Company operated 63 full-service steakhouse restaurants located in 11 states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse, Red Oak, Texas Loosey's and Galveston's. On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants. On February 28, 2002 the Company rejected nine (9) leases as part of the bankruptcy process and the reorganization plan. As of June 2002, the Company had rejected or sold thirteen
(13) units. See notes 2 and 13 to the accompanying Consolidated Financial Statements.

The Company believes that its restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. With the acquisition of Paragon's Carvers restaurants, the Company has entered the upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains. The Company plans to emerge from its reorganization prior to focusing on any acquisitions.

To the extent we build steakhouses in new locations there is likely to be a time lag between when the expenses of the startup are incurred and when the newly constructed steakhouses are opened and begin to generate revenues, which time lag could affect quarter-to-quarter comparisons and results.

Since acquiring Paragon in December 1998, one of the areas the Company has focused on is reducing the operational, general and administrative expenses. Prior to the acquisition, the general and administrative (including divisional) expenses related to the restaurants operated by Paragon were approximately $9 million annually. During the first fiscal quarter of 1999, the Company identified areas in which general and administrative expenses could be reduced and the Company began immediately making the necessary changes to reduce these expenses. During the second fiscal quarter of 1999, the Company began making the necessary operational changes to improve quality, customer satisfaction and reduce cost. The Company realized the full effect of the operational improvements in the fourth fiscal quarter of 1999. The results of the Company continued to improve until beginning second quarter 2001 when the economic recession began to take affect on all of the units top line revenue. The decline in revenue continued through the third period 2001 and was dramatically accelerated with the events of September 11th.

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

We have three (3) business units, which have separate management and reporting infrastructures that offer different products and services. The business units were aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units -- Paragon Steakhouse Restaurants, Inc. and Steakhouse Partners, Inc. -- that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

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

RESULTS OF OPERATIONS

52 Weeks Ended December 25, 2001 Compared to the 52 Weeks Ended December 26,
2000

Revenues for the year 52 weeks ended December 25, 2001 decreased $17,144,791 or 13.0% from $131,635,804 for the year ended December 26, 2000 to $114,491,013 for the same period in 2001. Net revenue for Paragon Steakhouse Restaurants decreased $12,979,327 or 10.6% from $122,710,445 for the fifty-two week period ended December 26, 2000 to $109,731,118 for the same period in 2001. The decrease is substantially attributable to the economic recession compounded by the events of September 11th. Pacific Basin Foods revenues for the fifty-two week period ended December 25, 2001 decreased $4,211,001 or 52.5% from $8,017,605 for the fifty-two week period ended December 26, 2000 to $3,806,604 for the same period in 2001. The decrease is substantially attributable to the loss of outside customers due to economic conditions and cash constraints. Revenue from the Company's only remaining original restaurant (Galveston) increased $45,537 or 5.0% from $907,754 for the fifty-two week period ended December 26, 2000 to $953,291 for the same period in 2001.

Food and beverage costs for the fifty-two week period ended December 25, 2001 decreased $8,225,256 or 16.4% from $50,030,402 for the fifty-two week period ended December 26, 2000 to $41,805,146 for the same period in 2001. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 34.8% for the fifty-two week period ended December 25, 2001 compared to 34.9% for the same period in 2000. Even with the reduced volume at the unit level the Company was able to hold food costs consistent with the previous year without sacrificing quality or quantity. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 87.3% of the food distribution revenue for the fifty-two week period ended December 25, 2001 compared to 86.2% for the same period in 2000. The total food and beverage cost which includes the restaurants and the food distribution subsidiaries as a percentage of total revenue was 36.5% for the fifty-two week period ended December 25, 2001 compared to 38.6% for the same period in 2000. The major reason for this decrease is the reduction of Pacific Basin Foods outside customers, which previously absorbed a larger percentage of the cost.

Payroll and payroll related costs for the fifty-two week period ended December 25, 2001 decreased $3,148,169 or 7.6% from $41,253,070 for the fifty-two week period ended December 26, 2000 to $38,104,901 for the same period in 2001. The total payroll and payroll related costs which includes the restaurants and the food distribution subsidiaries as a percentage of revenues were 33.3% for the fifty-two week period ended December 25, 2001 compared to 31.3% for the same period in 2000. The major reason for this increase as a percentage relationship to revenue is the decrease in the restaurants net revenue was slightly greater than the minimum staffing that is required per unit to maintain guest services and a positive dining experience. The food distribution subsidiary's payroll and payroll related costs typically were about 7.8% for the fifty-two week period ended December 25, 2001 versus 7.6% for the same period in 2000. Payroll and payroll related costs for the restaurants only were 33.2% of restaurant revenues for the fifty-two week period ended December 25, 2001 compared to 32.0% for the fifty-two week period ended December 26, 2000.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 25, 2001 increased $1,062,756 or 4.0% from $26,658,092 for the fifty-two week period ended December 26, 2000 to $27,720,848 for the same period in 2001. These costs as a percentage of restaurant revenues were 25.0% for the fifty-two week period ended December 25, 2001 compared to 21.1% for the same period in 2000. Direct operating costs for the restaurants were 24.2% of restaurant revenue for the fifty-two week period ended December 25, 2001 compared to 20.5% for the fifty-two week period ended December 26, 2000. The difference is primarily due to an increase in insurance reserves required for current and estimated future liabilities ($464,107), versus a self-insurance reserve reduction ($1,034,135) in 2000.

Reserve for impairment of property, plant, and equipment: During the year ended December 31, 2001 events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that an estimated $6,581,527 of property, plant and equipment of the Company were impaired. The estimate of undiscounted cash flows indicates that such carrying amounts are not expected to be recovered. We have recorded the current year's impairment loss as a reserve as the amount reflects and estimated impairment loss. We intend to finalize the actual impairment loss during the next fiscal year as most (if not all) of these properties have/will be addressed in the bankruptcy process.

Depreciation and amortization for the fifty-two week period ended December 25, 2001 decreased $98,638 or 2.5% from $3,927,687 for the fifty-two week period ended December 26, 2000 to $3,829,049 for the same period in 2001.

General and administrative expenses for the fifty-two week period ended December 25, 2001 increased $960,967 or 11.6% from $8,257,405 for the fifty-two week period ended December 26, 2000 to $9,218,372 for the same period in 2001. General and Administrative expenses as a percentage of restaurant revenues was 8.3% for the fifty-two week period ended December 25, 2001 compared to 6.7% for the same period in 2000. The principal reasons for this increase in expense are; a reserve for expenses associated with a consulting agreement ($539,409); adjusted officer compensation ($156,813); a reserve for consulting fees for sale-leaseback ($175,000); a reserve for estimated payroll tax liability relating to Richard M. Lee ($331,895); a reserve for sublease rent (bad debt) for a unit rejected February 2002 ($93,357) and a reserve for writing-off Pacific Basin Foods receivables ($228,753). The adjusted General and administrative expense without these reserves and write-offs is $7,693,145 or 7.0% of restaurant revenues. This number was further reduced by the reduction in work force implemented in conjunction with the reorganization.

Total other income and interest expense, net for the fifty-two week period ended December 25, 2001 increased $1,693,822 or 80.4% from $2,105,751 for the fifty-two week period ended December 26, 2000 to $3,799,573 for the same period in 2001. The increase is principally due to a reserve for an officers' loan ($616,584) and a provision for an age discrimination settlement ($800,000). This was partially offset by a reduction in interest expense ($884,854).

Net loss for the fifty-two week period ended December 25, 2001 increased $16,095,300 from $621,444 for the fifty-two week ended December 26, 2000 to $16,716,744 for the same period in 2001. The increase is principally due to the impact on operations from the economic recession and the September 11th tragedy that significantly decreased revenues at the restaurants and the distributing company. Also contributing to the increase were non-recurring expenses such as: asset impairment reserves ($6,972,000) for certain under performing assets and reserves for loans; fees; insurance; taxes and bad debt ($2,769,157).

Year Ended December 26, 2000 Compared to the Year Ended December 28, 1999

Revenues for the year ended December 26, 2000 decreased $36,164,769 or 21.6% from $167,800,573 for the year ended December 28, 1999 to $131,635,804 for the same period in 2000.

The decrease is substantially attributable to the sale or closure of 8 under performing Paragon and Galveston restaurants and the loss of Pacific Basin Foods' 2 largest external customers. This was partially offset by a 4.1% increase in Paragon's same store sales from the comparable fifty-two week period in 1999. Pacific Basin Foods revenues for the fifty-two week period ended December 26, 2000 decreased $30,227,647 or 79.0% from $38,245,252 for the fifty-two week period ended December 28, 1999 to $8,017,605 for the same period in 2000. Revenue from the Company's original restaurants (Galveston) decreased $1,585,713 or 63.6% from $2,493,467 for the fifty-two week period ended December 28, 1999 to $907,754 for the same period in 2000. The decrease was the result of selling one restaurant, subleasing another and closing down a third pending its sale. Net revenue for Paragon Steakhouse Restaurants increased 4.1% for the fifty-two week period ended December 26, 2000 compared to the net revenue for comparable restaurants for the same fifty-two week period ended December 28, 1999.

Food and beverage costs for the fifty-two week period ended December 26, 2000 decreased $29,897,943 or 37.4% from $79,928,345 for the fifty-two week period ended December 28, 1999 to $50,030,402 for the same period in 2000. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 38.0% for the fifty-two week period ended December 26, 2000 compared to 47.6% for the same period in 1999. The factors for this improvement were operating efficiencies, menu simplification and a small price increase partially offset by higher beef costs. The food and beverage costs of Paragon's food distribution subsidiary, Pacific Basin Foods, Inc., were 86.2% of the food distribution revenue for the fifty-two week period ended December 26, 2000, compared to 90.6% for the same period in 1999. The main reason for this improvement was the replacement of larger less profitable external customers with smaller, more profitable ones. The total food and beverage cost which includes the restaurants and the food distribution subsidiaries as a percentage of total revenue was 38.0% for the fifty-two week period ended December 26, 2000 compared to 47.6% for the same period in 1999. The major reason for this reduction is the decrease in the food distribution subsidiary's business and its proportionate effect on these numbers.

Payroll and payroll related costs for the fifty-two week period ended December 26, 2000 decreased $4,840,016 or 10.5% from $46,093,086 for the fifty-two week period ended December 28, 1999 to $41,253,070 for the same period in 2000. The total payroll and payroll related costs which includes the restaurants and the food distribution subsidiaries as a percentage of revenues were 31.3% for the fifty-two week period ended December 26, 2000 compared to 27.5% for the same period in 1999. The major reason for this increase is the decrease in the food distribution subsidiary's business coupled with the reduction in work force expense and its proportionate effect on these numbers. The food distribution subsidiary's payroll and payroll related costs typically ran about 5.4% for the same period in 1999. Payroll and payroll related costs for the restaurants only were 32.0% of restaurant revenues for the fifty-two week period ended December 26, 2000 compared to 33.3% for the fifty-two week period ended December 28, 1999. The decrease is principally due to the operational efficiencies and improvements that management introduced in the second quarter of 1999 partially offset by an increase in the minimum wage and higher non-recurring training expenses in 2000.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 26, 2000 decreased $1,855,571 or 6.5% from $28,513,663 for the fifty-two week period ended December 28, 1999 to $26,658,092 for the same period in 2000. These costs as a percentage of restaurant revenues were 21.0% for the fifty-two week period ended December 26, 2000 compared to 22.0% for the same period in 1999. Direct operating costs for the restaurants only were 19.4% of restaurant revenue for the fifty-two week period ended December 26, 2000 compared to 20.4% for the fifty-two week period ended December 28, 1999. The decrease is primarily due to the cost reduction program and elimination of excessive coupon usage implemented during the first half of 1999. This was partially offset by higher utility costs especially in the California units, the operating lease portion of the sale leaseback and investing more dollars in the Company's guest relations program in the second half of the period.

Depreciation and amortization for the fifty-two week period ended December 26, 2000 decreased $286,063 or 6.8% from $4,213,750 for the fifty-two week period ended December 28, 1999 to $3,927,687 for the same period in 2000. The decrease is principally due to the sale of one non-performing Texas Loosey's restaurant, five non-performing Paragon steakhouse restaurants (of which one was already closed), partially off set by adjusting Paragon's asset base to reflect the purchase price paid by Steakhouse Partners and new asset life.

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

Total other income and interest expense, net for the fifty-two week period ended December 26, 2000 decreased $2,465,088 or 53.9% from $4,570,839 for the fifty-two week period ended December 28, 1999 to $2,105,751 for the same period in 2000. The decrease is principally due to the Company's Paragon Subsidiary selling two previously closed (prior to December, 1998) Mountain Jack's Steakhouse in Warren and Harper Woods, MI for a gain of $1,274,702 plus the net gain of selling three other locations. This was partially offset by the forgiveness of $442,058 of advances to two officers.

Net loss for the fifty-two week period ended December 26, 2000 decreased $3,273,595 or 84.0% from $3,895,039 for the fifty-two week ended December 28, 1999 to $621,444 for the same period in 2000. The decrease is principally due to the operational improvements and labor efficiencies that management introduced in the fifty-two week period ended December 28, 1999. Also contributing to the decrease was non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the gain from selling two (2) previously closed Mountain Jack's Steakhouse in Warren and Harper Woods, MI. This was partially offset by an executive bonus accrual, the major restructuring and non-recurring charges of $684,112 at Pacific Basin Foods (warehouse consolidation and the reduction of 47% of its workforce) and additional training and recruitment for Paragon Steakhouse.

LIQUIDITY AND CAPITAL RESOURCES

Our initial public offering was commenced on February 27, 1998. In addition to the approximately $9.3 million raised by us in 1998 in equity and debt financing, we raised $1.5 million under a promissory note in March 1999 and $4.0 million in private placement equity offerings in June and July 1999. A significant portion of the equity and debt financing raised in 1998 was used to pay the purchase price and related transaction costs associated with the acquisition of Paragon and to a lesser degree to fund the operating loss.

The Company had a cash and cash equivalents balance of $1,109,501 at December 25, 2001. Our investing activities for the year ended December 25, 2001 used approximately $0.6 million primarily for the capital purchase of furniture and equipment for the steakhouses and our financing activities used almost $1.3 million for principal payment on debt and capital leases. See Notes 2, 3 and 13 to the accompanying Consolidated Financial Statements.

During the year ended December 31, 2001, the Company maintained a current ratio of 0.30-to-1, which arose from a working capital deficit of $17,258,061. In addition, as described above, the Company is in default with secured financing as of December 31, 2001, and on February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In addition to the sale of selected assets in the reorganization process under Chapter 11, the Company may need additional sources of financing during the next 12 months to fund our reorganization plan. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 25, 2001, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

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

                                    PART IV.

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

REPORTS ON FORM 8-K

  1. Form 8-K dated February 21, 2002 reporting that Steakhouse Partners, Inc and its wholly owned subsidiary; Paragon Steakhouse Restaurants filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy court for the Central District of California. The 8-K also reported that the Company's Board of Directors eliminated the Chief Executive Officer position, which had been held by Mr. Richard M. Lee. Mr. Hiram J. Woo continues as President of the Company and is responsible for the day-to-day operations. Finally, it was reported that for personal reasons Mr. Mark K. Goudge resigned as a member of the Company's Board of Directors.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 25, 2002                 STEAKHOUSE PARTNERS, INC.

                                          /s/ HIRAM J. WOO
                                          ......................................
                                          Hiram J. Woo
                                          President, Secretary, Director
                                          (Principal executive officer and
                                          principal financial and accounting
                                          officer)

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     NAME AND CAPACITY                                               DATE
                     -----------------                                               ----
/s/ HIRAM J. WOO                                                    September 25, 2002
 ..........................................................
Name: Hiram J. Woo
Title: President, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ TOM EDLER                                                       September 25, 2002
 ..........................................................
Name: Tom Edler
Title: Co-Chairman of the Board of Directors

/s/ TOD LINDNER                                                     September 25, 2002
 ..........................................................
Name: Tod Lindner
Title: Co-Chairman of the Board of Directors

/s/ RICHARD M. LEE                                                  September 25, 2002
 ..........................................................
Name: Richard M. Lee
Title: Director

                                 CERTIFICATION*

I, Hiram J. Woo, certify that:

1. I have reviewed this annual report Form 10-K of Steakhouse Partners, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 25, 2002
                                        /s/ HIRAM J. WOO
                                        ----------------------------------------
                                        Name: Hiram J. Woo
                                        Title: President, Secretary and Director
                                            (Serving as principal executive
                                        officer and
                                            principal financial and accounting
                                        officer)

* On February 14, 2002, the Board of Directors of Steakhouse Partners, Inc. eliminated the Chief Executive Officer position. Mr. Hiram J. Woo continues as President of Steakhouse Partners, Inc. and is responsible for day-to-day operations. Mr. Woo also serves as the Company's principal financial and accounting officer; no officer holds the title of Chief Financial Officer.

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------  ----------------------------------------------------
   21.1      List of Subsidiaries of Steakhouse Partners, Inc.

   23.1      Consent of Singer Lewak Greenbaum & Goldstein LLP

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                               DECEMBER 31, 2001

                                                                    PAGE
                                                                    ----
INDEPENDENT AUDITOR'S REPORT..............................               F-1

CONSOLIDATED FINANCIAL STATEMENTS
  Consolidated Balance Sheets.............................         F-2 - F-4
  Consolidated Statements of Operations...................               F-5
  Consolidated Statements of Stockholders' Equity
  (Deficit)...............................................         F-6 - F-7
  Consolidated Statements of Cash Flows...................        F-8 - F-10
  Notes to Consolidated Financial Statements..............       F-12 - F-38

SUPPLEMENTAL INFORMATION
  Independent Auditor's Report on Financial Statement
     Schedule.............................................              F-39

                          INDEPENDENT AUDITOR'S REPORT

     To the Board of Directors and Stockholders
     Steakhouse Partners, Inc. and subsidiaries

     We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steakhouse Partners, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2001, the Company maintained a current ratio of 0.30-to-1, which arose from a working capital deficit of $17,258,061. In addition, the Company is in default with secured financing as of December 31, 2001, and on February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in
     Note 3 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

     Los Angeles, California
     June 24, 2002

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                      2001              2000
                                                                   -----------       -----------
CURRENT ASSETS
  Cash and cash equivalents.................................       $ 1,109,501       $ 3,359,150
  Accounts receivable, net of allowance for doubtful
     accounts of $383,374 and $116,851......................         1,144,336           722,766
  Inventories, net of allowance for obsolete inventories of
     $45,805 and $43,503....................................         3,386,563         3,344,087
  Current portion of advances to officers, net of allowance
     for doubtful accounts of $616,584 and $0...............           277,016                --
  Prepaid expenses and other current assets.................         1,400,652         1,491,179
                                                                   -----------       -----------
     Total current assets...................................         7,318,068         8,917,182
PROPERTY, PLANT, AND EQUIPMENT, net.........................        23,516,938        33,274,038
OTHER ASSETS
  Advances to officers, net of current portion..............                --           893,600
  Intangible assets, net....................................                --           190,574
  Deposits and other assets.................................           387,684           946,111
  Cash -- restricted under collateral agreements............         1,488,189         1,165,746
                                                                   -----------       -----------
     TOTAL ASSETS...........................................       $32,710,879       $45,387,251
                                                                   -----------       -----------
                                                                   -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      2001              2000
                                                                   -----------       -----------
CURRENT LIABILITIES
  Convertible debt..........................................       $ 1,100,000       $ 1,100,000
  Notes payable.............................................         2,660,306         2,697,953
  Current portion of capital lease obligations..............           330,817           361,831
  Accounts payable..........................................         7,020,813         4,903,246
  Accrued expenses..........................................         2,942,402         2,238,103
  Unearned revenue..........................................         5,734,551         5,388,491
  Reserve for self insurance claims.........................           719,724           836,718
  Sales and property taxes payable..........................           841,017         1,256,197
  Accrued payroll costs.....................................         3,226,499         2,486,597
                                                                   -----------       -----------
     Total current liabilities..............................        24,576,129        21,269,136
SECURED EXCHANGEABLE NOTES..................................         2,000,000         2,000,000
CAPITAL LEASE OBLIGATIONS, net of current portion...........        17,102,653        17,468,625
DEFERRED TAX LIABILITY......................................           119,411           119,411
DEFERRED GAIN ON SALE-LEASEBACK.............................           903,172                --
DEFERRED RENT...............................................         2,382,623         2,357,842
          Total liabilities.................................        47,083,988        43,215,014
                                                                   -----------       -----------
COMMITMENTS AND CONTINGENCIES...............................

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                      2001              2000
                                                                   -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value
     2,250,000 shares authorized
     0 and 0 shares issued and outstanding..................       $        --       $        --
  Preferred stock, Series B, Convertible, $0.001 par value
     1,000,000 shares authorized
     1,000,000 and 1,000,000 shares issued and
     outstanding............................................             1,000             1,000
  Preferred stock, Series C, Convertible, $0.001 par value
     1,750,000 shares authorized
     1,750,000 and 1,750,000 shares issued and
     outstanding............................................             1,750             1,750
  Common stock, $0.01 par value
     10,000,000 shares authorized
     3,386,522 and 3,386,522 shares issued and
     outstanding............................................            33,865            33,865
  Treasury stock, 28,845 and 28,845 shares, at cost.........          (175,000)         (175,000)
  Additional paid-in capital................................        11,980,750        11,809,352
  Accumulated deficit.......................................       (26,215,474)       (9,498,730)
                                                                   -----------       -----------
     Total stockholders' equity (deficit)...................       (14,373,109)        2,172,237
                                                                   -----------       -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
          (DEFICIT).........................................       $32,710,879       $45,387,251
                                                                   -----------       -----------
                                                                   -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                     2001               2000               1999
                                                 ------------       ------------       ------------
REVENUES.......................................  $114,491,013       $131,635,804       $167,800,573
                                                 ------------       ------------       ------------
COST OF SALES
  Food and beverage............................    41,805,146         50,030,402         79,928,345
  Payroll and payroll related costs............    38,104,901         41,253,070         46,093,086
  Direct operating costs.......................    27,720,848         26,658,082         28,513,663
  Reserve on impairment of property,
     plant, and equipment......................     6,581,527                 --                 --
  Depreciation and amortization................     3,829,049          3,927,687          4,213,750
                                                 ------------       ------------       ------------
       Total cost of sales.....................   118,041,471        121,869,251        158,748,844
                                                 ------------       ------------       ------------
GROSS PROFIT (LOSS)............................    (3,550,458)         9,766,553          9,051,729
GENERAL AND ADMINISTRATIVE EXPENSES............     9,218,372          8,257,405          8,365,542
                                                 ------------       ------------       ------------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)....   (12,768,830)         1,509,148            686,187
                                                 ------------       ------------       ------------
OTHER INCOME (EXPENSE)
  Gain on sale of property, plant, and
     equipment.................................            --          1,589,480                 --
  Interest income..............................            --                 --             36,942
  Miscellaneous income.........................       257,151            271,821                 --
  Interest and financing costs.................    (2,640,140)        (3,524,994)        (4,607,781)
  Legal settlement.............................      (800,000)                --                 --
  Reserve for advances to officers.............      (616,584)                --                 --
  Forgiveness of officer advances..............            --           (442,058)                --
                                                 ------------       ------------       ------------
       Total other income (expense)............    (3,799,573)        (2,105,751)        (4,570,839)
                                                 ------------       ------------       ------------
LOSS BEFORE PROVISION FOR INCOME TAXES.........  $(16,568,403)      $   (596,603)      $ (3,884,652)
PROVISION FOR INCOME TAXES.....................       148,341             24,841             10,387
                                                 ------------       ------------       ------------
NET LOSS.......................................  $(16,716,744)      $   (621,444)      $ (3,895,039)
                                                 ------------       ------------       ------------
                                                 ------------       ------------       ------------
BASIC AND DILUTED LOSS PER SHARE...............  $      (4.94)      $      (0.18)      $      (1.39)
                                                 ------------       ------------       ------------
                                                 ------------       ------------       ------------
WEIGHTED-AVERAGE SHARES OUTSTANDING............     3,386,522          3,369,022          2,800,805
                                                 ------------       ------------       ------------
                                                 ------------       ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                        PREFERRED STOCK
                                        -----------------------------------------------
                                        SERIES B, CONVERTIBLE    SERIES C, CONVERTIBLE        COMMON STOCK
                                        ----------------------   ----------------------   ---------------------
                                          SHARES      AMOUNT      SHARES       AMOUNT       SHARES      AMOUNT
                                        ----------   ---------   ---------   ----------   ----------   --------
Balance, December 31, 1998...........   1,000,000     $1,000            --   $       --    2,428,325   $ 24,283
Issuance of common stock for services
  rendered...........................                                                        146,000      1,460
Issuance of common stock in lieu of
  interest...........................                                                         52,500        525
Issuance of common stock for cash in
  connection with
  private placements.................                                                        705,197      7,052
Issuance costs.......................
Issuance of warrants in lieu of
  interest...........................
Issuance of Series C convertible
  preferred stock....................                            1,750,000        1,750
Purchase of stock options............
Exercise of stock options............                                                         35,000        350
Purchase of treasury stock...........
Issuance of common stock for
  subscriptions receivable...........                                                          2,000         20
Net loss.............................
                                        ---------     ------     ---------   ----------   ----------   --------
Balance, December 31, 1999...........   1,000,000     $1,000     1,750,000   $    1,750    3,369,022   $ 33,690
Issuance of common stock in lieu of
  interest...........................                                                         17,500        175
Issuance of warrants in lieu of
  interest...........................
Issuance of warrants in accordance
  with lien release agreement........
Issuance of stock options for
  services rendered..................
Purchase of stock options............
Cash payment on subscriptions
  receivable.........................
Net loss.............................
                                        ---------     ------     ---------   ----------   ----------   --------
Balance, December 31, 2000...........   1,000,000     $1,000     1,750,000   $    1,750    3,386,522   $ 33,865
                                        ---------     ------     ---------   ----------   ----------   --------
                                        ---------     ------     ---------   ----------   ----------   --------
Issuance of warrants in lieu of
  interest...........................
Issuance of warrants for services....
Net loss.............................
                                        ---------     ------     ---------   ----------   ----------   --------
Balance, December 31, 2001...........   1,000,000     $1,000     1,750,000   $    1,750    3,386,522   $ 33,865
                                        ---------     ------     ---------   ----------   ----------   --------
                                        ---------     ------     ---------   ----------   ----------   --------

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                    ADDITIONAL
                                       SUBSCRIPTIONS   TREASURY      PAID-IN      ACCUMULATED
                                        RECEIVABLE       STOCK       CAPITAL        DEFICIT         TOTAL
                                       -------------   ---------   ------------   ------------   ------------
Balance, December 31, 1998...........   $       --     $      --   $  6,508,669   $ (4,982,247)  $  1,551,705
Issuance of common stock for
  services rendered..................                                   546,040                       547,500
Issuance of common stock in lieu
  of interest........................                                   205,725                       206,250
Issuance of common stock for
  cash in connection with
  private placements.................                                 4,318,948                     4,326,000
Issuance costs.......................                                  (306,820)                     (306,820)
Issuance of warrants in lieu of
  interest...........................                                    60,000                        60,000
Issuance of Series C convertible
  preferred stock....................                                                                   1,750
Purchase of stock options............                                    10,000                        10,000
Exercise of stock options............                                   174,650                       175,000
Purchase of treasury stock...........                   (175,000)                                    (175,000)
Issuance of common stock for
  subscriptions receivable...........      (10,000)                       9,980                            --
Net loss.............................                                               (3,895,039)    (3,895,039)
                                        ----------     ---------   ------------   ------------   ------------
Balance, December 31, 1999...........   $  (10,000)    $(175,000)  $ 11,527,192   $ (8,877,286)  $  2,501,346
Issuance of common stock in lieu of
  interest...........................                                    90,200                        90,375
Issuance of warrants in lieu of
  interest...........................                                    60,000                        60,000
Issuance of warrants in accordance
  with lien release agreement........                                    38,960                        38,960
Issuance of stock options for
  services rendered..................                                    73,000                        73,000
Purchase of stock options............                                    20,000                        20,000
Cash payment on subscriptions
  receivable.........................       10,000                                                     10,000
Net loss.............................                                                 (621,444)      (621,444)
                                        ----------     ---------   ------------   ------------   ------------
Balance, December 31, 2000...........   $       --     $(175,000)  $ 11,809,352   $ (9,498,730)  $  2,172,237
                                        ----------     ---------   ------------   ------------   ------------
Issuance of warrants in lieu of
  interest...........................                                    60,000                        60,000
Issuance of warrants for services....                                   111,398                       111,398
Net loss.............................                                              (16,716,744)   (16,716,744)
                                        ----------     ---------   ------------   ------------   ------------
Balance, December 31, 2001...........   $       --     $(175,000)  $ 11,980,750   $(26,215,474)  $(14,373,109)
                                        ----------     ---------   ------------   ------------   ------------
                                        ----------     ---------   ------------   ------------   ------------

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                      2001               2000              1999
                                                  ------------       ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss......................................  $(16,716,744)      $   (621,444)      $(3,895,039)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
       Depreciation and amortization............     3,829,049          3,927,687         4,213,750
       Bad debt expense.........................       266,523                 --                --
       Gain on sale of property, plant, and
          equipment.............................            --         (1,589,480)               --
       Reduction of self insurance reserve......      (248,966)        (1,210,713)               --
       Impairment of property, plant, and
          equipment.............................     6,581,527            388,868                --
       Impairment of intangible assets..........       170,715            194,514                --
       Issuance of warrants for services
          rendered..............................       111,398             38,960                --
       Issuance of warrants in lieu of
          interest..............................        60,000             60,000            60,000
       Issuance of stock options for services
          rendered..............................            --             73,000                --
       Reserve of advances to officers..........       616,584                 --                --
       Forgiveness of officer advances..........            --            442,058                --
       Interest paid with common stock..........            --             90,375           266,250
       Default on loan for services rendered....       413,409                 --                --
       Deferred taxes...........................            --            (43,559)          (44,613)
       Issuance of common stock in exchange for
          services rendered.....................            --                 --           547,500
       Reduction of accounts payable in
          connection with the settlement of a
          lawsuit...............................      (285,579)                --                --
       Adjustment to purchase price of Paragon
          Steakhouse Restaurants, Inc...........            --                 --           435,830
       (Increase) decrease in
          Accounts receivable...................      (688,093)         2,775,460         1,399,414
          Advances to officers..................            --         (1,185,658)         (150,000)
          Inventories...........................       (42,476)         1,829,088           382,114
          Prepaid expenses and other current
            assets..............................       537,057            211,383          (667,548)
          Intangible assets, net................            --             58,634                --
          Deposits and other assets.............       536,788            334,943          (300,135)
          Cash -- restricted under collateral
            agreements..........................            --                 --           (78,074)
       Increase (decrease) in
          Accounts payable......................     2,652,112            (22,233)       (3,942,613)
          Accrued expenses......................       704,299           (284,178)         (284,767)
          Unearned revenue......................       346,060         (1,179,098)          527,605
          Reserve for self insurance claims.....      (116,994)          (451,908)           (8,652)
          Sales and property taxes payable......      (415,180)            (4,984)         (296,385)
          Accrued payroll costs.................       739,902           (602,455)         (738,722)
          Deferred gain on sale-leaseback.......       903,172                 --                --
          Deferred rent.........................        24,781            149,146           161,976
                                                  ------------       ------------       -----------
Net cash provided by (used in) operating
activities......................................       (20,656)         3,378,406        (2,472,109)
                                                  ------------       ------------       -----------

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001              2000              1999
                                                   ------------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant, and
       equipment.................................  $   (611,978)      $(1,057,148)      $(1,346,661)
     Proceeds from the sale of property, plant,
       and equipment.............................            --         1,981,963                --
     Change in restricted cash...................      (322,443)          443,757                --
                                                   ------------       -----------       -----------
Net cash provided by (used in) investing
  activities.....................................      (934,421)        1,368,572        (1,346,661)
                                                   ------------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt..............            --           450,013         1,500,000
     Principal payments on debt and capital
       leases....................................    (1,294,572)      (22,682,873)       (2,005,900)
     Proceeds from sale lease-back...............            --        22,000,000                --
     Proceeds from issuance of stock.............            --                --         4,327,750
     Payment on subscriptions receivable.........            --            10,000                --
     Cash paid for offering costs................            --                --          (306,820)
     Cash received on sale of stock options......            --            20,000            10,000
     Net borrowing (payments) on line of
       credit....................................            --        (2,775,435)        1,129,066
                                                   ------------       -----------       -----------
Net cash provided by (used in) financing
  activities.....................................    (1,294,572)       (2,978,295)        4,654,096
                                                   ------------       -----------       -----------
Net increase (decrease) in cash and cash
  equivalents....................................    (2,249,649)        1,768,683           835,326
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....     3,359,150         1,590,467           755,141
                                                   ------------       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR...........  $  1,109,501       $ 3,359,150       $ 1,590,467
                                                   ------------       -----------       -----------
                                                   ------------       -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     INTEREST PAID...............................  $  2,281,218       $ 3,131,129       $ 4,266,122
                                                   ------------       -----------       -----------
                                                   ------------       -----------       -----------
     INCOME TAXES PAID...........................  $    148,341       $   117,904       $    10,387
                                                   ------------       -----------       -----------
                                                   ------------       -----------       -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the year ended December 31, 2001, the Company issued warrants to purchase 20,000 shares of common stock as payment of interest valued at $60,000.

During the year ended December 31, 2001, the Company issued warrants to purchase 13,600 shares of common stock in exchange for services rendered valued at $111,398.

During the year ended December 31, 2000, the Company issued warrants to purchase 20,000 shares of common stock as payment of interest valued at $60,000.

During the year ended December 31, 2000, the Company acquired an automobile for $107,528 in exchange for a capital lease obligation.

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

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)

During the year ended December 31, 1999, the Company issued 52,500 shares of common stock as payment of interest valued at $206,250.

During the year ended December 31, 1999, the Company issued warrants to purchase 20,000 shares of common stock as payment of interest valued at $60,000.

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

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE II
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                ADDITIONS         ADDITIONS
                                                BALANCE,       (DEDUCTIONS)      (DEDUCTIONS)       BALANCE,
                                               BEGINNING        CHARGED TO           FROM             END
                                                OF YEAR         OPERATIONS         RESERVE          OF YEAR
                                               ----------      ------------      ------------      ----------
Allowance for doubtful accounts
     December 31, 2001......................    $116,851        $  322,110         $(55,587)       $  383,374
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------
     December 31, 2000......................    $ 61,264        $   55,587         $     --        $  116,851
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------
     December 31, 1999......................    $ 34,801        $   28,495         $ (2,032)       $   61,264
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------
Allowance for obsolete inventories
     December 31, 2001......................    $ 43,503        $    2,302         $     --        $   45,805
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------
     December 31, 2000......................    $ 24,944        $   18,559         $     --        $   43,503
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------
     December 31, 1999......................    $ 24,944        $       --         $     --        $   24,944
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------
Reserve for impairment of property, plant,
  and equipment
     December 31, 2001......................    $     --        $6,581,527         $     --        $6,581,527
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------
Reserve for advances to officers
     December 31, 2001......................    $     --        $  616,584         $     --        $  616,584
                                                --------        ----------         --------        ----------
                                                --------        ----------         --------        ----------

   The accompanying notes are an integral part of these financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

NOTE 1 -- COMPANY BACKGROUND AND OPERATIONS

Steakhouse Partners, Inc. ("Steakhouse"), a Delaware corporation, was incorporated on June 3, 1996 under the name "Texas Loosey's Steakhouse & Saloon, Inc." On December 19, 1996, the Board of Directors adopted a resolution to change its name to "Galveston's Steakhouse Corp." Up until December 18, 1998, Galveston's Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California which together formerly comprised all of the restaurants known as "Texas Loosey's Chili Parlor & Saloon" ("Texas Loosey's").

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

During the year ended December 31, 1999, Galveston's Steakhouse Corp.'s name was changed to Steakhouse Partners, Inc.

NOTE 2 -- BANKRUPTCY FILING

GENERAL

On February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court").

On February 19, 2002, PSR also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The Filing was made in response to certain notes aggregating $1,734,285, which the Company (as defined in Note 4) was unable to pay (see Notes 8 and 10).

Steakhouse and PSR (collectively, the "Debtors") will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. The Company believes that the bankruptcy plan will be approved by the creditors' committee by October 2002, and the reorganization will be completed by the end of 2002.

As a consequence to the Filing, all pending litigation and claims against the Debtors are stayed, and no party may take action to realize its pre-petition claims, except pursuant to order of the Bankruptcy Court. It is the Debtors' intention to address all of its pending and future pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the Filing and any reorganization plan may have on the shares of preferred or common stock of the Debtors. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 2 -- BANKRUPTCY FILING (CONTINUED)
the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The formulation and implementation of a plan of reorganization could take a significant period of time.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain of the Debtors' assets and liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. Furthermore, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including claims of landlords for lease payments and employee wages and benefits in the ordinary course of business.

ACCOUNTING IMPACT

Beginning in the first quarter of 2002, the Company will be required to follow Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. Obligations of PBF not covered by the Filing will remain classified on the consolidated balance sheet based upon maturity dates and actual costs incurred. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

NOTE 3 -- GOING CONCERN

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2001, the Company maintained a current ratio of 0.30-to-1, which arose from a working capital deficit of $17,258,061. In addition, as discussed in Note 8 to the financial statements, certain debt is in default as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. The total amount of debt that is currently in default is $3,234,285 of which $1,100,000 is convertible debt and $2,134,285 is included in notes payable. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 3 -- GOING CONCERN (CONTINUED)
Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ended December 31, 2002.

Management's plans include the following:

  1. Restructuring its long-term debt position.

  2. Improving the Company's financial performance through cost-reduction and restructuring of administrative overhead.

  3. Raising money through equity or the selective sale of non-strategic restaurants.

NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Revenues are generally recognized when services are rendered.

COMPREHENSIVE INCOME

The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand and in banks and credit card receivables.

The Company maintains its cash deposits at numerous banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2001 and 2000, uninsured portions of the balances at those banks aggregated to $2,336,164 and $4,724,382, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due from customers. The Company has provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts.

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

Buildings...............................................  20 years
Furniture, fixtures, and equipment......................   5 years

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

During the years ended December 31, 2001 and 2000, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that certain of the Company's intangible assets were impaired. The Company's estimate of undiscounted cash flows indicated that such carrying amounts were not expected to be recovered. Accordingly, during the years ended December 31, 2001 and 2000, the Company recorded impairment losses related to its intangible assets of $170,715 and $194,514, respectively, which are included in direct operating costs.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As discussed in Notes 5 and 6, the Company recognized an impairment loss against certain property, plant, and equipment and intangible assets in connection with continuing operating losses of certain under-performing restaurants.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
UNEARNED REVENUE

The Company sells gift certificates and recognizes a liability, which is included in unearned revenue, for gift certificates outstanding until the gift certificate is redeemed or considered to be unredeemable.

DEFERRED RENT

The leases on various facilities include certain rent relief and scheduled increasing monthly payments thereafter. In accordance with accounting principles generally accepted in the United States of America, the Company has accounted for these leases to provide for even charges to operations over the lives of the leases.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the implicit value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ADVERTISING AND PROMOTIONAL COSTS

Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the years ended December 31, 2001, 2000, and 1999 were $2,687,871, $2,959,474, and $2,647,008, respectively.

DIRECT OPERATING COSTS

Direct operating costs consist of those direct costs associated with operating the restaurant locations, exclusive of depreciation and amortization expense, and with costs associated with operating PBF's warehouse operations.

INCOME TAXES

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

SEGMENT REPORTING

The Company accounts for segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services.

ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 4 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. The Company does not expect adoption of SFAS No. 143 to have a material impact, if any, on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. This statement is not applicable to the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. This statement is not applicable to the Company.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 5 -- PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment at December 31 consisted of the following:

                                                             2001             2000
                                                          -----------      -----------
Buildings...............................................  $11,885,608      $11,951,328
Furniture, fixtures, and equipment......................    3,761,361        3,696,562
Leased property under capital leases....................   21,055,285       21,094,688
                                                          -----------      -----------
                                                           36,702,254       36,742,578
Less accumulated depreciation and amortization..........    8,633,824        5,544,391
Less reserve for impairment.............................    6,581,527               --
                                                          -----------      -----------
                                                           21,486,903       31,198,187
Small kitchenwares......................................    2,030,035        2,075,851
                                                          -----------      -----------
  TOTAL.................................................  $23,516,938      $33,274,038
                                                          -----------      -----------
                                                          -----------      -----------

Depreciation and amortization expense was $3,829,049, $3,927,687, and $4,213,750 for the years ended December 31, 2001, 2000, and 1999, respectively.

During the years ended December 31, 2001 and 2000, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that an estimated $6,581,527 and $388,868, respectively, of property, plant, and equipment of the Company were impaired. The Company's estimate of undiscounted cash flows indicates that such carrying amounts are not expected to be recovered. Accordingly, during the years ended December 31, 2001 and 2000, the Company recorded impairment losses of $6,581,527 and $388,868, respectively. The Company has recorded the current year's impairment loss as a reserve as the amount reflects an estimated impairment loss. Management of the Company intends to finalize the actual impairment loss during the year ended December 31, 2002.

NOTE 6 -- INTANGIBLE ASSETS

Intangible assets at December 31 consisted of the following:

                                                             2001             2000
                                                          -----------      -----------
Goodwill................................................  $        --      $   313,000
Covenants not to compete................................       60,000           60,000
Franchise contracts.....................................      145,000          145,000
Other...................................................       70,000           70,000
                                                          -----------      -----------
                                                              275,000          588,000
Less accumulated amortization...........................      104,285          202,912
Less impairment loss....................................      170,715          194,514
                                                          -----------      -----------
  Total.................................................  $        --      $   190,574
                                                          -----------      -----------
                                                          -----------      -----------

During the years ended December 31, 2001 and 2000, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that certain intangible assets were impaired. The Company's estimate of undiscounted cash flows indicates that such carrying

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 6 -- INTANGIBLE ASSETS (CONTINUED)
amounts are not expected to be recovered. Accordingly, during the years ended December 31, 2001 and 2000, the Company recorded amortization expense of $19,859 and $43,634, respectively, and impairment losses of $170,715 and $194,514, respectively, which are included in direct operating costs.

NOTE 7 -- NOTE RECEIVABLE

To obtain a letter of credit for $2,600,000 required by one of the Company's lessors, the Company placed a $500,000 deposit with the issuer of the letter of credit on November 8, 1998. The Company in turn was able to secure its deposit with the issuer of the letter of credit with a non-negotiable promissory note that is non-interest-bearing. In exchange for the letter of credit, the Company is required to pay to the issuer $118,000 and annually issue warrants to purchase 20,000 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit is outstanding. Any money drawn on the letter of credit will incur an interest charge of 12% per annum, and repayment of the drawn down and interest charges are due within 90 days.

In exchange for certain services rendered by an investor related to the letter of credit, the Company is required to pay the investor $42,000 and issue annually warrants to purchase 13,600 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit is outstanding.

The letter of credit matures in five years from the date of issuance and is callable after two years from the date of issuance by the Company upon payments of amounts due to the issuer. The Company reduced the note receivable by $118,000 during each of the years ended December 31, 2001 and 2000. The note receivable is included in deposits and other assets in the accompanying balance sheet.

NOTE 8 -- NOTES PAYABLE

Notes payable at December 31 consisted of the following:

                                                                     2001             2000
                                                                  -----------      -----------
    Note payable to the former owner in the amount of $870,000, bearing interest at 8% per annum from the original note
      date (August 19, 1996). Monthly principal and interest
      payments of $10,978 are due from February 19, 1998 through
      July 19, 2001, with the remaining principal balance due
      via a balloon payment on August 19, 2001. The Company is
      currently in default on this obligation as the Company did
      not make the balloon payment when the note came due.......  $   634,285      $   707,048
    Note payable in the amount of $600,000, bearing interest at
      6.9% per annum from the original note date (December 21,
      1998). The note has been executed and delivered pursuant
      to and in accordance with the terms and conditions of a
      business combination. The principal amount of the note was due in one installment on December 21, 1999. Interest on
      the principal balance of this note was due and payable
      quarterly. During the year ended December 31, 2001, this
      note was paid in full.....................................           --          403,077

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 8 -- NOTES PAYABLE (CONTINUED)

                                                                     2001             2000
                                                                  -----------      -----------
    Note payable, dated March 1, 1997, bearing interest at
      11.25% per annum with an original principal of $230,997
      and maturing in July 2004. The note requires monthly
      payments of $3,895 and is secured by the assets of two
      restaurants. During the year ended December 31, 2001, this
      note was paid in full.....................................           --           74,445
    Note payable, dated March 22, 1999, bearing interest at
      12.5% per annum with an original principal of $1,500,000.
      The note requires monthly payments of $15,625 through
      February 2004 with the remaining principal balance due in
      a balloon payment in March 2004. The note is secured by
      the assets of two restaurants. The Company is currently in default on this obligation due to its failure to meet
      certain financial requirements............................    1,500,000        1,500,000
    Note payable, dated April 23, 2000, bearing interest at
      7.22% per annum with an original principal of $411,324.
      The note requires nine monthly payments of $47,165 through
      January 1, 2001. During the year ended December 31, 2001,
      this note was paid in full................................           --           13,383
    Note payable, dated May 24, 2001, bearing interest at 5.76%
      per annum with an original principal of $446,530. The note requires nine monthly payments of $50,812 through March
      2002......................................................      112,612               --
    Note payable, bearing interest at 15% per annum with an
      original principal of $241,200. As a result of
      non-payment, the note is currently in default.............      413,409               --
                                                                  -----------      -----------
                                                                    2,660,306        2,697,953
    Less current portion........................................    2,660,306        2,697,953
                                                                  -----------      -----------
      LONG-TERM PORTION.........................................  $        --      $        --
                                                                  -----------      -----------
                                                                  -----------      -----------

NOTE 9 -- LINE OF CREDIT AND SECURED FINANCING

LINE OF CREDIT

On December 21, 1998, PBF entered into a $6,000,000 revolving line of credit (the "Revolver") with a financing company. The Revolver bore interest at prime, plus 1.25% per annum. Borrowings and required payments under the Revolver were based upon a formula utilizing accounts receivable and inventories. The revolver was collateralized by substantially all of PBF's tangible property and accounts receivable. The Company had also pledged as additional collateral a $250,000 certificate of deposit.

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

In order to obtain the $250,000 as collateral, the Company entered into a $250,000 loan agreement on November 18, 1998 with an unrelated third party, maturing one year from the date of the loan. In lieu of interest, the Company agreed to immediately issue 50,000 shares of common stock upon receipt by

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 9 -- LINE OF CREDIT AND SECURED FINANCING (CONTINUED) the Company of $250,000. These shares vest pro rata over the course of one year from the date of issuance of the letter of credit. The minimum vesting percentage is 25%, and the final vesting percentage will be the actual number of days that the letter of credit is outstanding divided by 360. If the loan balance is not paid off by the maturity date, the Company will issue an additional 50,000 shares of common stock, pro rata for the days outstanding.

The share beneficiaries also have the ability to put or sell all of their shares in this transaction back to the Company at $5 per share over a 90-day window, beginning one year from the issuance date of the letter of credit or beginning from the date of the termination of the letter of credit, whichever is earlier. Any monies drawn on this letter of credit will immediately become due and payable in full by the Company, and interest will accrue on the any unpaid monies at an annual interest rate of 12%. Any monies not paid after 30 days will be charged at an annual interest rate of 18%. The loan is guaranteed by the Company and personally guaranteed by the Company's Chairman of the Board/President/Chief Executive Officer. In relation to this loan, the Company recorded interest expense of $66,625 as of December 31, 2000 for the issuance of common stock according to the terms of this agreement. During the year ended December 31, 2000, the Company paid the note in full. In addition, the put options related to this agreement expired without being exercised.

SECURED FINANCING

On August 30, 1997, PSR entered into a $22,624,000 secured mortgage financing (the "Mortgage") with a financing company. Paragon Steakhouse Restaurants, Inc. and one of its subsidiaries, Paragon of Michigan, Inc., are liable for the repayment of such financing. The Mortgage bears interest at 10.39% per annum and is payable in 180 equal installments of principal and interest, with the final installment due in September 2011. In 1997, the Company prepaid $626,779 of the Mortgage, reducing the original monthly payments of $248,545 to $241,470. The prepayment was funded from the sale of a portion of the security. The Mortgage is secured by substantially all of PSR's owned land, buildings, and the improvements thereon. The Mortgage proceeds were used to refinance existing debt, finance restaurant remodels, and pay fees and expenses associated with the Mortgage. The terms of the Mortgage include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent.

On April 30, 1997 and on May 28, 1997, the Mortgage agreement was amended primarily to modify the loan covenants. As of December 31, 1999, the Company was not in compliance with certain financial ratio loan covenants and therefore had reclassified the entire loan balance as current.

On July 19, 2000, PSR completed a sale-leaseback transaction of 19 of its restaurants for $22,000,000. The Company used a majority of the proceeds to pay off the secured mortgage. As of December 31, 2000, the outstanding balance was $0.

BRIDGE LOAN

On December 9, 1998, the Company obtained a $100,000 bridge loan from a third party with a maturity date of one year from the date of the agreement. In lieu of interest, the agreement calls for the immediate issuance of 5,000 shares of common stock and warrants to purchase 15,000 shares of common stock at zero cost. These shares and warrants vest pro rata over the course of one year from the date of receipt by the Company of the $100,000. The minimum vesting percentage is 25%, and the final vesting percentage will be the actual number of days until the $100,000 is paid, divided by 360.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 9 -- LINE OF CREDIT AND SECURED FINANCING (CONTINUED)
Upon the one-year maturity date and on each annual anniversary thereafter, as long as the $100,000 balance owed remains unpaid, the Company will issue an additional 20,000 shares of common stock, which will vest immediately. In addition, those unpaid monies will accrue interest after the one-year maturity date at an annual interest rate of 25%. The share beneficiaries also have the ability to put or sell all their shares in this transaction back to the Company at $5 per share over a 90-day window, beginning one year from the receipt of the $100,000. The loan is guaranteed by the Company and personally guaranteed by the Company's Chairman of the Board/President/Chief Executive Officer. In relation to this loan, the Company recorded interest expense of $0 and $23,750 as of December 31, 2001 and 2000, respectively, for the issuance of common stock in accordance with this agreement. During the year ended December 31, 2000, the note was paid in full. In addition, the put options related to this agreement expired without being exercised.

NOTE 10 -- CONVERTIBLE DEBT

The Company issued convertible debt, as summarized below, payable to various individuals, which is convertible at the option of the holder into the Company's common stock. Interest at 6% per annum is payable on a quarterly basis. If the note holders elect to convert their debt to common stock, the conversion price for each share will equal 85% of the average closing price of the Company's common stock for the five days preceding the conversion date. There were not any conversions to common stock during the years ended December 31, 2001 and 2000.

The terms associated with each series for the years ended December 31, 2001 and 2000 are as follows:

                                                          2001            2000
                                                       ----------      ----------
6% notes, due June 3, 2001.........................    $  600,000      $  600,000
6% notes, due July 15, 2001........................       400,000         400,000
6% notes, due July 23, 2001........................       100,000         100,000
                                                       ----------      ----------
  TOTAL............................................    $1,100,000      $1,100,000
                                                       ----------      ----------
                                                       ----------      ----------

In accordance with accounting principles generally accepted in the United States of America, the discount on the conversion feature of the above notes, arising from the 85% conversion feature, is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible.

The Company is currently in default on these obligations as the Company did not make payments as the notes came due.

NOTE 11 -- SECURED EXCHANGEABLE NOTES

On September 29, 1998, the Company issued a secured exchangeable note of $650,000, maturing on September 28, 2003. Interest on the note at 14.375% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. At December 31, 2001, the interest rate was 21.13%. The note may also be exchanged for the Company's common stock at an exchange price equal to $4.65 or the average of the four low trades in the primary market for trading of the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 11 -- SECURED EXCHANGEABLE NOTES (CONTINUED)
This note also provides warrants for the purchase of 73,125 shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28. The warrants may be exercised whole or in part.

On December 21, 1998, the Company issued a secured exchangeable note of $1,350,000, maturing on September 28, 2003. Interest on the note at 12% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. At December 31, 2001, the interest rate was 18.75%. The note may also be exchanged for the Company's common stock at an exchange price equal to $5.50 or the average of the four low trades in the primary market for trading of the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

This note also provides warrants for the purchase of outstanding shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28125. The warrants may be exercised whole or in part.

NOTE 12 -- DEFERRED GAIN ON SALE-LEASEBACK

During November 2001, PSR completed a sale-leaseback transaction on one of its restaurants for $853,720. In connection with the transaction, the Company was required to remit $600,000 of the proceeds to an escrow account to be used for future improvements on the restaurant. This amount is included in cash--restricted under collateral agreements.

The Company recorded a deferred gain in the amount of $903,172 on the transaction and will amortize the gain over the life of the lease in accordance with SFAS No. 28, "Accounting for Sales with Leasebacks."

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases land and building sites for its restaurant operations. These leases have initial terms generally ranging from 10 to 35 years and, in certain instances, provide for renewal options ranging from five to 25 years. Certain of these leases require additional (contingent) rental payments by the Company if sales volumes at the related restaurants exceed specified levels. Most of these lease agreements require payments of taxes, insurance, and maintenance costs by the Company. The Company also leases restaurant and transportation equipment under operating and capital leases. Those leases have initial terms generally ranging from four to seven years and require a fixed monthly payment or, in the case of transportation equipment, additional payments on a per mile basis.

For the years ended December 31, 2001, 2000, and 1999, rent expense was $8,113,580, $7,931,606, and $7,783,916, respectively.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2001 were as follows:

                YEAR ENDING                         CAPITAL          OPERATING
               DECEMBER 31,                         LEASES            LEASES
               ------------                       -----------       -----------
2002.......................................       $ 6,795,380       $ 2,300,263
2003.......................................         6,324,388         2,369,221
2004.......................................         5,691,576         2,293,741
2005.......................................         5,115,146         2,253,008
2006.......................................         4,916,327         2,300,189
Thereafter.................................        38,115,870        28,427,476
                                                  -----------       -----------
                                                  $66,958,687        39,943,898
                                                  -----------
                                                  -----------
Less amount representing interest..........                          22,510,428
                                                                    -----------
                                                                     17,433,470
Less current portion.......................                             330,817
                                                                    -----------
  LONG-TERM LEASE OBLIGATIONS..............                         $17,102,653
                                                                    -----------
                                                                    -----------

SELF INSURANCE

The Company has self-insured retention insurance programs for general liability and employee health plans with varying deductibles and certain maximum coverage under the Company's risk management program. Amounts estimated to be payable with respect to existing claims for which the Company is liable under its self-insured retention have been accrued as liabilities. The Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits are included in cash -- restricted under collateral agreements. Estimated liabilities related to self insurance were $719,724 and $836,718 at December 31, 2001 and 2000, respectively, and are recorded in the accompanying consolidated balance sheets. Included in the estimated liability is the amount estimated to be payable with respect to existing claims for workers' compensation during the period the Company was self-insured for workers' compensation.

OTHER

At December 31, 2001 and 2000, the Company had outstanding commitments to purchase inventories of approximately $128,000 and $1,504,000, respectively. The inventory purchase commitments approximate market value.

The Company is also contingently liable on operating leases of property sold to third parties. The future minimum lease payments on these properties aggregate $2,056,976 through December 2009.

EMPLOYMENT AGREEMENTS

The Company has entered into two, four-year employment agreements, which expired on June 3, 2000, with officers of the Company. Aggregate annual payments required under the agreement were $50,000 and $45,000 and increased to $100,000 and $80,000, respectively, at the close of the Company's initial public offering ("IPO"). These employment agreements were not extended as of December 31, 2001.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 13 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
LITIGATION

During the year ended December 31, 2001, the Company settled a lawsuit filed by several ex-employees of the Company in the amount of $800,000, which is included in other income (expense). In addition, as of December 31, 2001, the Company had made payments on the settlement of $400,000, leaving an unpaid balance of $400,000. Subsequent to December 31, 2001, the Company made additional payments totaling $200,000 on this settlement, leaving an unpaid balance of $200,000. This remaining balance was due by April 5, 2002. However, as a result of the Bankruptcy Filing, this amount was stayed pending approval by the Bankruptcy Court.

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

NOTE 14 -- STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK

On June 4, 1996, the Company issued 1,000,000 shares of convertible preferred stock (Series B) to the Chairman of the Board/Chief Executive Officer of the Company for services rendered. The preferred stock has a par value of $0.001 per share and carries rights to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock is convertible into the Company's common stock on a one-for-one basis at the option of the holder at the earlier of eight years following the closing date of the Company's IPO or when the Company's annual net income equals or exceeds $3,500,000.

Upon conversion, the holder of the preferred stock will be required to pay to the Company, in cash, a conversion price per share equal to 150% of the IPO price of the Company's common stock.

The preferred stock does not carry dividends prior to the second anniversary of the closing date of the IPO, but thereafter, if the above conversion test is satisfied, the preferred stock will participate in any dividends declared on the Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Company prior to the second anniversary of the closing date of the IPO, or subsequent to the IPO if annual net profits of $3,500,000 have not been achieved, the holder of the preferred stock would be entitled to the par value of $0.001 per share, or $1,000 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Company subsequent to the Company's achieving $3,500,000 in annual net profits, the holder of the preferred stock would be entitled to share with the holders of the Company's common stock, the assets of the Company, on an as converted basis.

On July 26, 1999, the Company issued 1,750,000 shares of convertible preferred stock (Series C) to the Chairman of the Board/President/Chief Executive Officer of the Company for services rendered. The preferred stock has a par value of $0.001 per share and carries the right to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock is convertible into the Company's common stock on a one-for-one basis at the option of the holder at the earlier of March 2, 2006 or the date the Company's annual net profits equal or exceed $4,200,000. Upon conversion, the holder of the preferred stock will be required to pay to the Company a conversion price per share equal to $8.53.

The shares of Series C may not be redeemed by the Company without the unanimous consent of the holders. The preferred stock does not carry dividends prior to March 2, 2000, the second anniversary of the closing date of the IPO, but thereafter, if the above conversion test is satisfied, the preferred stock

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 14 -- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) will participate in any dividends declared on the Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Company prior to the second anniversary of the closing date of the IPO, or any time thereafter if the conversion test is not satisfied, the holder of the preferred stock would be entitled to the par value of $0.001 per share, or $1,750 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Company subsequent to the Company's achieving $4,200,000 in annual net profits, the holder of the preferred stock would be entitled to share with the holders of the Company's common stock, the assets of the Company, on an as converted basis.

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

During the year ended December 31, 1999, in connection with the $1,500,000 note payable, the Company entered into an agreement to issue the holder warrants to purchase 75,000 shares of the Company's common stock at an exercise price equal to the lesser of $7.75 or the average daily closing bid price for the 20 trading days immediately prior to closing. The warrants are exercisable for seven years from closing and contain a "cashless exercise" feature. Management does not consider the fair market value of these warrants to be material. As such, finance charges have not been recorded in the financial statements related to the agreement for detachable stock purchase warrants.

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

During the years ended December 31, 2000 and 1999, the Company issued 17,500 and 52,500 shares, respectively, of common stock in lieu of interest payments on certain notes. In connection with these issuances, the Company recorded interest expense totaling $90,375 and $206,250 as of December 31, 2000 and 1999, respectively.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 14 -- STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
During the year ended December 31, 2000, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $3 per share in accordance with a lien release agreement. In connection with the issuance, the Company recorded financing costs of $38,960 as of December 31, 2000.

During the year ended December 31, 2000, the Company issued an employee stock options to purchase 25,000 shares of the Company's common stock in exchange for $20,000. The stock options are exercisable at $6.50 per share and approximated the fair value of the Company's common stock at the date of issuance. As such, compensation expense has not been recognized. Subsequent to the issuance, the options were canceled with the intention of being re-issued after a waiting period of six months at an exercise price to be determined by the Board of Directors. As of December 31, 2001, these options had not been re-issued.

During the years ended December 31, 2001, 2000, and 1999, the Company annually issued warrants to purchase 20,000 shares of the Company's common stock at $5 per share. In connection with these issuances, the Company recorded interest expense of $60,000 for the years ended December 31, 2001, 2000, and 1999.

During the years ended December 31, 2001, 2000, and 1999, the Company annually issued warrants to purchase 13,600 shares of the Company's common stock at $5 per share. In connection with these issuances, the Company recorded interest expense of $111,398 for the year ended December 31, 2001.

NOTE 15 -- STOCK-BASED COMPENSATION

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

STEAKHOUSE PARTNERS, INC. STOCK OPTION PLAN

In July 1999, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Steakhouse Plan"). The Steakhouse Plan provides incentive to key employees,

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 15 -- STOCK-BASED COMPENSATION (CONTINUED) officers, and directors of the Company who provide significant services to the Company. There are 1,000,000 options available for grant under the Steakhouse Plan. Options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options may be excisable less than six months from the grant date. The exercise price of options granted under the Steakhouse Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company's common stock on the date of grant.

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

OTHER STOCK OPTIONS ISSUED OUTSIDE OF THE PLAN

During the year ended December 31, 1999, the Company issued an employee stock options to purchase 20,000 shares of the Company's common stock in exchange for $20,000, of which $10,000 was paid in December 1999, and the remaining balance was paid during the year ended December 31, 2000. The stock options are exercisable at $6.50 per share and approximated the fair value of the Company's common stock at the date of issuance. As such, compensation expense has not been recognized.

STOCK OPTIONS

The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2001, 2000, and 1999:

                                                  2001             2000             1999
                                              ------------       ---------       -----------
  Net loss
     As reported............................  $(16,716,744)      $(621,444)      $(3,895,039)
     Pro forma..............................  $(16,909,016)      $(813,716)      $(4,465,739)
  Basic loss per common share
     As reported............................  $      (4.94)      $   (0.18)      $     (1.39)
     Pro forma..............................  $      (5.00)      $   (0.24)      $     (1.59)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2000 and 1999. (The Company did not issue any stock options during the year ended December 31, 2001.): dividend

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 15 -- STOCK-BASED COMPENSATION (CONTINUED) yields of 0% and 0%, respectively; expected volatility of 50% and 30%, respectively; risk-free interest rates of 6.3% and 6.2%, respectively; and expected lives of five and two years, respectively.

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

A summary of the Company's stock option plans and changes in outstanding options for the years ended December 31, 2001, 2000, and 1999 are as follows:

                                                       OMNIBUS PLAN                 OUTSIDE OF PLAN
                                                 ------------------------       ------------------------
                                                                WEIGHTED-                      WEIGHTED-
                                                  SHARES         AVERAGE         SHARES         AVERAGE
                                                  UNDER         EXERCISE         UNDER         EXERCISE
                                                  OPTION          PRICE          OPTION          PRICE
                                                 --------       ---------       --------       ---------
Outstanding, December 31, 1998.................  335,000          $3.15         300,000          $2.57
  Granted......................................       --          $  --          20,000          $6.50
  Exercised....................................       --          $  --         (35,000)         $5.00
  Forfeited....................................       --          $  --         (25,000)         $5.00
                                                 -------                        -------
Outstanding, December 31, 1999 and 2000........  335,000          $3.15         260,000          $2.31
  Forfeited....................................       --          $  --         (95,000)         $5.81
                                                 -------                        -------
OUTSTANDING, DECEMBER 31, 2001.................  335,000          $3.15         165,000          $0.60
                                                 -------                        -------
                                                 -------                        -------
EXERCISABLE, DECEMBER 31, 2001.................  335,000          $3.15         165,000          $0.60
                                                 -------                        -------
                                                 -------                        -------

                                                    GALVESTON'S PLAN               STEAKHOUSE PLAN
                                                ------------------------       ------------------------
                                                               WEIGHTED-                      WEIGHTED-
                                                 SHARES         AVERAGE         SHARES         AVERAGE
                                                 UNDER         EXERCISE         UNDER         EXERCISE
                                                 OPTION          PRICE          OPTION          PRICE
                                                --------       ---------       --------       ---------
Outstanding, December 31, 1999................   512,499         $6.32          794,100         $6.82
  Granted.....................................        --         $  --          185,000         $5.60
  Forfeited...................................   (80,000)        $7.13         (120,000)        $6.96
                                                --------                       --------
Outstanding, December 31, 2000................   432,499         $6.17          859,100         $6.54
  Forfeited...................................  (150,000)        $5.84          (50,000)        $5.20
                                                --------                       --------
OUTSTANDING, DECEMBER 31, 2001................   282,499         $6.34          809,100         $6.62
                                                --------                       --------
                                                --------                       --------
EXERCISABLE, DECEMBER 31, 2001................    70,625         $6.34          739,100         $6.67
                                                --------                       --------
                                                --------                       --------

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 15 -- STOCK-BASED COMPENSATION (CONTINUED)

                                                                STEAKHOUSE 2000 PLAN
                                                              ------------------------
                                                                             WEIGHTED-
                                                               SHARES         AVERAGE
                                                               UNDER         EXERCISE
                                                               OPTION          PRICE
                                                              --------       ---------
  Outstanding, December 31, 1998 and 1999...................        --         $  --
     Granted................................................   200,000         $5.20
                                                              --------
  Outstanding, December 31, 2000............................   200,000         $5.20
     Forfeited..............................................  (200,000)        $5.20
                                                              --------
  OUTSTANDING, DECEMBER 31, 2001............................        --         $  --
                                                              --------
                                                              --------
  EXERCISABLE AT DECEMBER 31, 2001..........................        --         $  --
                                                              --------
                                                              --------

The weighted-average remaining contractual life of the options outstanding at December 31, 2001 is 6.71 years. The exercise prices for the options outstanding at December 31, 2001 ranged from $0.60 to $9.50, and information relating to these options is as follows:

                                                         WEIGHTED-     WEIGHTED-
                                           WEIGHTED-      AVERAGE       AVERAGE
                                            AVERAGE      EXERCISE      EXERCISE
 RANGE OF        STOCK         STOCK       REMAINING     PRICE OF      PRICE OF
 EXERCISE       OPTIONS       OPTIONS     CONTRACTUAL     OPTIONS       OPTIONS
  PRICES      OUTSTANDING   EXERCISABLE      LIFE       OUTSTANDING   EXERCISABLE
-----------   -----------   -----------   -----------   -----------   -----------
$ 0.60-6.00      757,499       554,375    4.66 years     $3.46           $2.65
$ 6.01-9.50      834,100       755,350    8.61 years     $6.81           $6.72
               ---------     ---------
               1,591,599     1,309,725
               ---------     ---------
               ---------     ---------

WARRANTS

A summary of the Company's outstanding warrants and activity for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                                    SHARES             WEIGHTED-
                                                                     UNDER              AVERAGE
                                                                    WARRANT          EXERCISE PRICE
                                                                   ---------         --------------
  Outstanding, December 31, 1998 and 1999...................        427,371              $5.99
     Granted................................................         53,600              $4.25
                                                                    -------
  Outstanding, December 31, 2000............................        480,971              $5.79
     Granted................................................         33,600              $5.00
                                                                    -------
  OUTSTANDING, DECEMBER 31, 2001............................        514,571              $5.74
                                                                    -------
                                                                    -------
  EXERCISABLE AT DECEMBER 31, 2001..........................        514,571              $5.74
                                                                    -------
                                                                    -------

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 15 -- STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about warrants outstanding at December 31, 2001:

                                                                  WEIGHTED-
                                                                   AVERAGE
                        WARRANTS            WARRANTS              REMAINING
EXERCISE PRICE         OUTSTANDING         EXERCISABLE         CONTRACTUAL LIFE
--------------         -----------         -----------         ----------------
    $3.00                 20,000              20,000              4.50 years
    $5.00                124,050             124,050              3.77 years
    $5.16                 12,606              12,606              3.00 years
    $5.28                 73,125              73,125              3.00 years
    $6.00                169,790             169,790              3.00 years
    $7.00                115,000             115,000              3.00 years
                         -------             -------
                         514,571             514,571
                         -------             -------
                         -------             -------

NOTE 16 -- INCOME TAXES

Significant components of the provision for taxes based on income for the years ended December 31, 2001, 2000, and 1999 were as follows:

                                             2001           2000           1999
                                           --------       --------       --------
Current
     Federal........................       $     --       $     --       $     --
     State..........................        172,400         68,400         55,000
                                           --------       --------       --------
                                            172,400         68,400         55,000
                                           --------       --------       --------
Deferred
     Federal........................             --             --             --
     State..........................        (24,059)       (43,559)       (44,613)
                                           --------       --------       --------
                                            (24,059)       (43,559)       (44,613)
                                           --------       --------       --------
       PROVISION FOR INCOME TAXES...       $148,341       $ 24,841       $ 10,387
                                           --------       --------       --------
                                           --------       --------       --------

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2001, 2000, and 1999 was as follows:

                                                      2001           2000           1999
                                                    --------       --------       --------
Income tax provision computed at federal
  statutory tax rate.........................         34.0%          34.0%          34.0%
State taxes, net of federal benefit..........          2.2           (3.2)            --
Increase in valuation reserve and other......        (44.0)         (35.0)         (34.0)
                                                     -----          -----          -----
          TOTAL..............................         (7.8)%         (4.2)%           --%
                                                     -----          -----          -----
                                                     -----          -----          -----

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 16 -- INCOME TAXES (CONTINUED)
Significant components of the Company's deferred tax assets and liabilities for federal income taxes consisted of the following at December 31, 2001 and 2000:

                                                                       2001               2000
                                                                   ------------       ------------
Deferred tax assets
     Net operating losses...................................       $ 13,079,194       $  5,475,283
     Tax credit carryforwards...............................          1,502,591          1,813,508
     Asset valuation reserves...............................          6,821,955          6,622,032
     Property, plant, and equipment.........................          4,332,583          1,592,008
     Other..................................................          3,699,978          1,901,342
                                                                   ------------       ------------
          Total deferred tax assets.........................         29,436,301         17,404,173
                                                                   ------------       ------------
Deferred tax liabilities
     Property, plant, and equipment.........................           (744,459)          (119,410)
     Other..................................................           (719,364)          (359,366)
                                                                   ------------       ------------
          Total deferred tax liabilities....................         (1,463,823)          (478,776)
                                                                   ------------       ------------
                                                                     27,972,478         16,925,397
Valuation allowance.........................................        (28,091,889)       (17,044,808)
                                                                   ------------       ------------
          NET DEFERRED TAX LIABILITY........................       $   (119,411)      $   (119,411)
                                                                   ------------       ------------
                                                                   ------------       ------------

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

The Company has remaining net operating loss carryforwards, after carry-backs, of approximately $36,000,000, expiring in 2021.

NOTE 17 -- SEGMENT INFORMATION

The Company has three business units which have separate management and reporting infra-structures that offer different products and services. The business units have been aggregated into two reportable segments (restaurant service and food service distribution) since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant service segment consists of two business units -- Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants -- that operate specialty restaurants around the country. The food service distribution segment performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside the Company's internal operations.

The accounting policies of the reportable segments are the same as those described in Note 4. The Company evaluates the performance of its operating segments based on income from operations, before income taxes, accounting changes, non-recurring items, and interest income and expense.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 17 -- SEGMENT INFORMATION (CONTINUED)
Summarized financial information concerning the Company's reportable segments is shown in the following tables for the years ended December 31, 2001, 2000, and 1999:

                                                                         2001
                                                  --------------------------------------------------
                                                                         FOOD
                                                   RESTAURANT          SERVICE
                                                    SERVICE          DISTRIBUTION          TOTAL
                                                  ------------       ------------       ------------
Revenues........................................  $110,684,409       $ 3,806,604        $114,491,013
Loss before other income (expense)..............  $(10,323,727)      $(2,445,103)       $(12,768,830)
Total assets....................................  $ 30,952,617       $ 1,758,262        $ 32,710,879

                                                                         2000
                                                  --------------------------------------------------
                                                                         FOOD
                                                   RESTAURANT          SERVICE
                                                    SERVICE          DISTRIBUTION          TOTAL
                                                  ------------       ------------       ------------
Revenues........................................  $123,618,199       $ 8,017,605        $131,635,804
Income (loss) before other income (expense).....  $  3,496,816       $(1,987,668)       $  1,509,148
Total assets....................................  $ 42,920,025       $ 2,467,226        $ 45,387,251

                                                                         1999
                                                  --------------------------------------------------
                                                                         FOOD
                                                   RESTAURANT          SERVICE
                                                    SERVICE          DISTRIBUTION          TOTAL
                                                  ------------       ------------       ------------
Revenues........................................  $129,555,321       $38,245,252        $167,800,573
Income (loss) before other income (expense).....  $    786,151       $   (99,964)       $    686,187
Total assets....................................  $ 56,354,331       $ 6,726,282        $ 63,080,613

NOTE 18 -- RELATED PARTY TRANSACTIONS

During the years ended December 31, 2001, 2000, and 1999, the Company advanced $0, $1,185,658, and $150,000, respectively, to officers of the Company. During the year ended December 31, 2001, the Company recorded an allowance for doubtful accounts related to certain officer advances totaling $616,584, which are deemed uncollectible. During the year ended December 31, 2000, the Company recorded a forgiveness of officer advances totaling $442,058.

An officer has personally guaranteed the leases of two of the Company's California locations, as well as trade accounts payable with certain of the Company's vendors.

During the years ended December 31, 2001 and 2000, the Company paid its Chairman of the Board/ Chief Executive Officer consulting fees for services rendered in addition to paying for certain expenses incurred by the Chief Executive Officer. As of December 31, 2001 and 2000, total amounts paid as consulting fees and expenses paid on behalf of the officers were $825,680 and $895,294, respectively.

During the year ended December 31, 2000, the Company entered into a capital lease agreement for a vehicle for the Chief Executive Officer of the Company. Related to this transaction, the Company recorded property, plant, and equipment totaling $176,863. As of December 31, 2001 and 2000, the capital lease payable related to this vehicle totaled $83,213 and $89,572, respectively. The lease agreement is for four years, and monthly payments are $1,852. In connection with the purchase of the vehicle, the Company paid $69,335 for certain improvements to the vehicle.

During the year ended December 31, 2001, the Company entered into a operating lease agreement for a vehicle for the Chief Executive Officer of the Company. The lease agreement is for three years and monthly payments are $702.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 18 -- RELATED PARTY TRANSACTIONS (CONTINUED)
During the year ended December 31, 2000, the Company entered into an operating lease agreement for a vehicle for the Chairman of the Board/Chief Executive Officer of the Company. This lease agreement is for 3.5 years, and monthly payments are $1,143.

During the year ended December 31, 2001, the Company unintentionally misclassified the worker classification of its Chairman of the Board/President/Chief Executive Officer as an independent contractor rather than an employee. In addition, during the year, the Company did not issue 1099's for wages paid to its Chairman of the Board/President/Chief Executive Officer as required by Internal Revenue Service guidelines. In connection with this misclassification, the Company has accrued an estimated payroll tax liability of $332,000, which includes both the employer's and employee's portion of the FICA, SUI, and SDI taxes as well as penalties and interest of $125,000.

The Company is also contingently liable for any unpaid federal and state taxes owed by its Chief Executive Officer in the event that such taxes have not been paid. Management of the Company estimates its exposure to be in the range of $1,000,000 to $1,250,000. The Company believes its exposure to such liabilities to be remote and has not accrued any federal or state withholding taxes in the accompanying consolidated financial statements.

NOTE 19 -- OTHER UNUSUAL ADJUSTMENTS

During the fourth quarter of 2001, the Company had the following significant accounting adjustments:

  1. A property, plant, and equipment impairment reserve of $6,581,527 related to continuing operating losses of certain under-performing restaurants was recorded. The Company's estimate of undiscounted cash flows indicates that such carrying amounts are not expected to be recovered. Management of the Company has not determined to which quarters in 2001 this impairment relates.

  2. A loan was issued in February 1998, bears interest of 15% per annum, and is guaranteed by the Company. As a result of the default, the lender has called the note and is exercising the corporate guarantee. As of December 31, 2001, the Company has accrued $413,409 related to the loan, which includes the principal loan amount of $241,200 and unpaid interest of $172,209. Management of the Company has not determined in which quarters in 2001 this loan was defaulted.

During the fourth quarter of 2000, the Company had the following significant accounting adjustments:

  1. A write-down of $1,210,713 for the self-insurance reserve to reduce the liability of open claims related to the Company's general liability self insurance program was recorded. Management has identified that a significant amount of the adjustment relates to an accumulation of adjustments related to not reducing its insurance reserves as claims are settled or closed. Management attributes these adjustments to being unable to receive specific actuarial and open claims reports from the self-insurance administrator. Management of the Company has not determined in which quarters in 2000 this write-down relates.

  2. A reduction of $8,386,052 of capital lease obligations related to a restatement of the sale-leaseback was recorded. In July 2000, the Company completed a sale-leaseback on 19 properties previously owned by the Company. The Company recorded the entire lease as a capital lease in accordance with SFAS No. 13, "Accounting for Leases." Subsequently, the Company determined that the land portion of the sale-leaseback was inappropriately booked as a capital lease and

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 19 -- OTHER UNUSUAL ADJUSTMENTS (CONTINUED) reduced the liability. As a result of the restatement, the lease payments on the land have been determined to be operating leases.

NOTE 20 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list the Company's quarterly financial information for the years ended December 31, 2001, 2000, and 1999:

                                                              2001
                            -------------------------------------------------------------------------
                               FIRST        SECOND         THIRD         FOURTH             TOTAL
                              QUARTER       QUARTER       QUARTER       QUARTER              YEAR
                            -----------   -----------   -----------   ------------       ------------
  Revenues................  $28,557,826   $27,094,712   $24,167,787   $ 34,670,688       $114,491,013
  Gross profit (loss).....  $ 2,267,416   $ 1,546,880   $   217,880   $ (7,582,634)      $ (3,550,458)
  Income (loss) before
     other income
     (expense)............  $   533,247   $  (313,829)  $(1,381,184)  $(11,607,064)      $(12,768,830)
  Net income (loss).......  $    47,316   $(1,715,559)  $(1,969,838)  $(13,078,663)      $(16,716,744)
  Basic earnings (loss)
     per share............  $      0.01   $     (0.51)  $     (0.58)  $      (3.86)      $      (4.94)
  Diluted earnings (loss)
     per share............  $      0.01   $     (0.51)  $     (0.58)  $      (3.86)      $      (4.94)
  Common stock trading
     range
          High............  $     4.630   $     3.800   $     1.370   $      0.640       $      4.630
          Low.............  $     2.310   $     0.910   $     0.500   $      0.200       $      0.200

                                                              2000
                            ------------------------------------------------------------------------
                               FIRST        SECOND         THIRD        FOURTH             TOTAL
                              QUARTER       QUARTER       QUARTER       QUARTER             YEAR
                            -----------   -----------   -----------   -----------       ------------
  Revenues................  $37,077,011   $30,470,886   $26,659,247   $37,428,660       $131,635,804
  Gross profit............  $3,256,295..  $1,881,975..  $ 1,321,251   $3,307,032..      $  9,766,553
  Income (loss) before
     other income
     (expense)............  $ 1,463,584   $   (25,681)  $  (494,911)  $   566,156       $  1,509,148
  Net income (loss).......  $   457,411   $  (489,126)  $(1,106,125)  $   516,396       $   (621,444)
  Basic earnings (loss)
     per share............  $      0.14   $     (0.15)  $     (0.33)  $      0.16       $      (0.18)
  Diluted earnings (loss)
     per share............  $      0.10   $     (0.15)  $     (0.33)  $      0.20       $      (0.18)
  Common stock trading
     range
          High............  $     7.000   $     5.188   $     6.938   $     4.875       $      7.000
          Low.............  $     4.875   $     3.000   $     2.250   $     2.813       $      2.250

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 20 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                              1999
                            ------------------------------------------------------------------------
                               FIRST        SECOND         THIRD        FOURTH             TOTAL
                              QUARTER       QUARTER       QUARTER       QUARTER             YEAR
                            -----------   -----------   -----------   -----------       ------------
  Revenues................  $40,376,282   $37,866,137   $37,457,661   $52,100,493       $167,800,573
  Gross profit............  $ 1,788,969   $ 1,275,821   $ 1,261,491   $ 4,725,448       $  9,051,729
  Income (loss) before
     other income
     (expense)............  $  (703,692)  $  (821,236)  $    40,741   $ 2,170,374       $    686,187
  Net income (loss).......  $(1,596,005)  $(2,043,323)  $(1,054,765)  $   799,054       $ (3,895,039)
  Basic earnings (loss)
     per share............  $     (0.65)  $     (0.78)  $     (0.33)  $      0.37       $      (1.39)
  Diluted earnings (loss)
     per share............  $     (0.65)  $     (0.78)  $     (0.33)  $      0.37       $      (1.39)
  Common stock trading
     range
          High............  $     8.630   $     7.310   $     9.250   $     7.375       $      9.250
          Low.............  $     4.130   $     4.000   $     6.070   $     4.875       $      4.000

NOTE 21 -- SUBSEQUENT EVENTS

BANKRUPTCY FILING

On February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 2). Under Chapter 11, the Company has the right to reject any leases entered into by the Company before the bankruptcy filing date. As of September 2002, the Company has rejected 13 operating leases related to closed and/or poorly performing restaurants. The property, plant, and equipment associated with such leases had a net book value of $1,010,541, capital lease obligations of $2,656,383, and future minimum lease commitments of $11,128,564 as of December 31, 2001. The Company expects to record a net gain during the year ended December 31, 2002 of approximately $1,255,000 in connection with these rejected leases.

In addition, the Company is in the process of evaluating certain other leases, which it intends to either reject or assume and assign. As of September 2002, the Company has negotiated the sale of two restaurant leases and related property, plant, and equipment for gross proceeds of $878,000. The property, plant, and equipment associated with such leases had a net book value of approximately $476,000 and future minimum lease commitments of $1,896,000 as of December 31, 2001. The Company expects to record a net gain during the year ended December 31, 2002 of approximately $400,000 in connection with such sales.

OTHER EVENTS

On February 14, 2002, the Company's Board of Directors eliminated the position of Chief Executive Officer which had been held by Mr. Richard M. Lee. Mr. Lee continues to serve as a director on the Board of Directors, and Mr. Hiram J. Woo continues to serve as President of the Company, responsible for the day-to-day operations of the business.

During June 2002, Mr. Lee filed a claim with the Bankruptcy Court against the Company for approximately $2,000,000, alleging, among other things, unpaid consulting fees and wrongful termination. The Company believes this claim does not have merit and will vigorously defend such position. The Company has not accrued any liabilities related to this claim in the accompanying consolidated financial statements.

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                               DECEMBER 31, 2001

NOTE 21 -- SUBSEQUENT EVENTS (CONTINUED)
COMMITMENTS

During April 2002, the Company's Board of Directors approved bonuses to certain senior management in the amount of $227,500, which will become due and payable upon the approval of the restructuring plan by the Company's creditors' committee.

In addition, the Board of Directors approved termination payments equivalent to a one-year base salary for certain senior management in the event that a change in control of the Company terminates their employment. These amounts aggregate to $455,000.

                            SUPPLEMENTAL INFORMATION

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our report covering the basic financial statements indicates that there is substantial doubt as to the Company's ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments, that might result from the outcome of this uncertainty.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 24, 2002

                           STEAKHOUSE PARTNERS, INC.
                                AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS--SCHEDULE II
                        FOR THE YEARS ENDED DECEMBER 31,

                                                            ADDITIONS      ADDITIONS
                                               BALANCE,    (DEDUCTIONS)   (DEDUCTIONS)        BALANCE,
                                               BEGINNING    CHARGED TO        FROM              END
                                                OF YEAR     OPERATIONS      RESERVE           OF YEAR
                                               ---------   ------------   ------------       ----------
  Allowance for doubtful accounts
     December 31, 2001.......................  $116,851     $  322,100      $(55,587)        $  383,374
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------
     December 31, 2000.......................  $ 61,264     $   55,587      $     --         $  116,851
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------
     December 31, 1999.......................  $ 34,801     $   28,495      $ (2,032)        $   61,264
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------
  Allowance for obsolete inventories
     December 31, 2001.......................  $ 43,503     $    2,302      $     --         $   45,805
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------
     December 31, 2000.......................  $ 24,944     $   18,559      $     --         $   43,503
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------
     December 31,1999........................  $ 24,944     $       --      $     --             24,944
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------
  Reserve for impairment of property, plant,
     and equipment
     December 31, 2001.......................  $     --     $6,581,527      $     --         $6,581,527
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------
  Reserve for advances to officers
  December 31, 2001..........................  $     --     $  616,584      $     --         $  616,584
                                               --------     ----------      --------         ----------
                                               --------     ----------      --------         ----------

   The accompanying notes are an integral part of these financial statements.