Form 10-Q
period 2002-03-19
STEAKHOUSE PARTNERS INC
filed 2002-10-08
CIK 1017156

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

                For the twelve week period ended March 19, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes / /   No /X/

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 27, 2002: 3,356,522 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes / /   No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                          PAGE
                                                                         NUMBER
       PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements
                Condensed Consolidated Balance Sheet at March 19,
                     2002 and December 25, 2001....................        2-3
                Condensed Consolidated Statements of Operations for
                     the twelve weeks ended March 19, 2002 and
                     March 20, 2001................................          4
                Condensed Consolidated Statements of Cash Flows for
                     the twelve weeks ended March 19, 2002
                     and March 20, 2001............................          5
                Notes to Condensed Consolidated Financial
                     Statements....................................          6
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................       8-13

       PART II. OTHER INFORMATION
       Item 1. Legal Proceedings...................................         14
       Item 2. Change in Securities................................         14
       Item 3. Defaults Upon Senior Securities.....................         14
       Item 4. Submission of Matters to a Vote of Security
                     Holders.......................................         14
       Item 5. Other Information...................................         14
       Item 6. Exhibits and Reports on Form 8-K....................         14

       SIGNATURES..................................................         15

       SECTION 302 CERTIFICATION...................................         15

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 19, 2002 AND DECEMBER 25, 2001

                                     ASSETS

                                                            12 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            MARCH 19,        DECEMBER 25,
                                                              2002               2001
                                                           -----------       ------------
                                                           (UNAUDITED)        (AUDITED)
Current assets
  Cash and cash equivalent.............................    $ 2,375,951       $ 1,109,501
  Accounts receivable, net of allowance for doubtful
     accounts of $383,374 and $383,374.................        632,377         1,144,336
  Inventories, net of allowance for obsolete
     inventories of $45,805 and $45,805................      2,807,596         3,386,563
Current portion of advances to officers, net of
  allowance for doubtful accounts of $616,584 and
  $616,584.............................................        277,016           277,016
Prepaid expenses and other current assets..............      1,383,221         1,400,652
                                                           -----------       -----------
Total current assets...................................      7,476,161         7,318,068
Property and equipment, net............................     22,374,698        23,516,938
Deposits and other assets..............................        381,815           387,684
Cash -- restricted under collateral agreements.........      1,488,998         1,488,189
                                                           -----------       -----------
Total assets...........................................    $31,721,672       $32,710,879
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 19, 2002 AND DECEMBER 25, 2001

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            12 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            MARCH 19,        DECEMBER 25,
                                                              2002               2001
                                                           -----------       ------------
                                                           (UNAUDITED)        (AUDITED)
Liabilities Not Subject to Compromise
Current liabilities
     Current portion of convertible debt...............    $        --       $ 1,100,000
     Current portion of long-term debt.................             --         2,660,306
     Current portion of capital lease obligations......         28,350           330,817
     Accounts payable..................................      2,683,446         7,020,813
     Accrued liabilities...............................      4,394,374        10,237,694
     Accrued payroll costs.............................      2,771,490         3,226,499
                                                           -----------       -----------
Total current liabilities..............................      9,877,660        24,576,129
Long-term debt, net of current portion.................             --         2,000,000
Capital lease obligations, net of current portion......         62,141        17,102,653
Deferred tax liability.................................        119,411           119,411
Deferred gain on sale-leaseback........................             --           903,172
Deferred rent..........................................             --         2,382,623
Liabilities subject to compromise......................     36,210,983                --
                                                           -----------       -----------
Total liabilities......................................     46,270,195        47,083,988
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, Series B, Convertible, $0.001 par value
     1,000,000 shares authorized
     1,000,000 and 1,000,000 shares issued and
     outstanding.......................................          1,000             1,000
Preferred stock, Series C, Convertible, $0.001 par value
     1,750,000 shares authorized
     1,750,000 and 1,750,000 shares issued and
     outstanding.......................................          1,750             1,750
Common stock, $0.01 par value
     10,000,000 shares authorized
     3,386,522 and 3,386,522 shares issued and
     outstanding.......................................         33,865            33,865
Treasury stock, 28,845 shares, at cost.................       (175,000)         (175,000)
Additional paid-in capital.............................     11,980,750        11,980,750
Accumulated deficit....................................    (26,390,888)      (26,215,474)
                                                           -----------       -----------
Total stockholders' equity (deficit)...................    (14,548,523)      (14,373,109)
                                                           -----------       -----------
Total liabilities and stockholders' equity.............    $31,721,672       $32,710,879
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          12 WEEKS          12 WEEKS
                                                            ENDED             ENDED
                                                          MARCH 19,         MARCH 20,
                                                            2002              2001
                                                         -----------       -----------
                                                         (UNAUDITED)       (UNAUDITED)
  Revenues.............................................  $25,456,354       $28,557,826
  Cost of sales
  Food and beverage....................................    9,160,634        10,393,172
  Payroll and payroll related costs....................    8,714,253         9,022,533
  Direct operating costs...............................    6,277,002         6,041,737
  Depreciation and amortization........................      794,932           832,968
                                                         -----------       -----------
  Total cost of sales..................................   24,946,821        26,290,410
  Gross profit.........................................      509,533         2,267,416
  General and administrative expenses..................    1,425,926         1,734,169
                                                         -----------       -----------
  Income (loss) before other income (expense)..........     (916,393)          533,247
  Other income.........................................       22,858                --
  Interest income......................................       11,756                --
  Interest and financing costs.........................     (593,564)         (442,804)
                                                         -----------       -----------
  Total other (expense)................................     (558,950)         (442,804)
  Income (loss) before reorganization items and
     provision for income taxes........................   (1,475,343)           90,443
  Reorganization items:
     Gain on disposal of property and equipment........    1,536,578                --
     Professional fees.................................     (206,891)               --
                                                         -----------       -----------
  Income (loss) before provision for income taxes......     (145,656)           90,443
  Provision for income taxes...........................       29,758            43,127
                                                         -----------       -----------
  Net income (loss)....................................  $  (175,414)      $    47,316
                                                         ===========       ===========
  Earnings per share
     Basic.............................................  $     (0.05)      $      0.01
                                                         ===========       ===========
     Diluted...........................................  $     (0.05)      $      0.01
                                                         ===========       ===========
  Weighted-average shares outstanding
     Basic.............................................    3,386,522         3,386,522
                                                         ===========       ===========
     Diluted...........................................    3,386,522         4,975,672
                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 12 WEEKS          12 WEEKS
                                                                   ENDED             ENDED
                                                                 MARCH 19,         MARCH 20,
                                                                   2002              2001
                                                                -----------       -----------
                                                                (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities
Net income (loss)...........................................    $  (175,414)      $    47,316
     Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation and amortization..........................        794,932           832,968
     Gain on disposal of rejected leases....................     (1,656,239)               --
     Decrease in operating assets...........................      1,108,357           102,248
     Increase in liabilities subject to compromise..........     36,210,983                --
     (Decrease) in operating liabilities....................    (34,744,324)       (2,932,853)
                                                                -----------       -----------
     Net cash provided by (used in) operating activities....      1,538,295        (1,950,324)
Cash flows from investing activities
     Purchases of furniture and equipment...................        (64,699)         (247,893)
                                                                -----------       -----------
Net cash used in investing activities.......................        (64,699)         (247,893)
Cash flows from financing activities
     Principal payments on debt and capital leases..........       (207,146)         (350,850)
                                                                -----------       -----------
Net cash used in financing activities.......................       (207,146)         (350,850)
                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents........      1,266,450        (2,549,067)
Cash and cash equivalents, beginning of period..............      1,109,501         3,359,150
                                                                -----------       -----------
Cash and equivalents, end of period.........................    $ 2,375,951       $   810,083
                                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the twelve week period ended March 19, 2002 are not necessarily indicative of the results to be expected for the full year ending December 24, 2002. The Company reports results quarterly with the three quarters having 12 weeks and the remaining quarter having 16 weeks. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report in Form 10K for the year ended December 31, 2001.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the twelve weeks ended March 19, 2002 the Company maintained a current ratio of 0.76-to-1, which arose from a working capital deficit of $2,401,499. In addition the Company is currently in default of certain debt as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. The total amount of debt that is currently in default is $3,234,285 of which $1,100,000 is convertible debt and $2,134,285 is included in notes payable. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

BANKRUPTCY FILING

On February 15, 2002 Steakhouse Partners filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District in California. On February 19, 2002 Paragon Steakhouse Restaurants, a wholly owned subsidiary of Steakhouse Partners, also filed for relief under Chapter 11 of the Bankruptcy Code. The filing was made in connection with the Company's inability to timely pay certain notes aggregating $1,734,285. Pacific

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
Basin Foods, the other wholly owned subsidiary of Steakhouse Partners, has not filed and remains outside of the bankruptcy code.

Steakhouse Partners and Paragon have and will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. While management believes that the Official Creditors' Committee will approve the bankruptcy plan in October 2002, and there reorganization will be complete by the end of 2002.

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

Accounting Impact
Beginning in the first quarter of 2002, the Company will be required to follow Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. Obligations of Pacific Basin Foods not covered by the Filing will remain classified on the consolidated balance sheet based upon maturity dates and actual costs incurred. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

To date, the United States Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code, has approved the rejection of eight leases and the termination after compromise of seven leases. Eleven additional leases were renegotiated to improve unit profitability. Of the fifteen leases that were rejected or terminated ten were under performing operating units and five were units previously closed but still carrying lease obligations.

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

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

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

NOTE 4 -- SUBSEQUENT EVENTS

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

During June 2002, Mr. Lee the Company's former Chief Executive Officer filed a claim with the Bankruptcy Court against the Company for approximately $2,000,000, alleging, among other things, unpaid consulting fees and wrongful termination. The Company believes this claim does not have merit and will vigorously defend such position. The Company has not accrued any liabilities related to this claim in the accompanying consolidated financial statements.

As of September 2002, the Company has negotiated the sale of two restaurant leases and related property, plant, and equipment for gross proceeds of $878,000. The property, plant, and equipment associated with such leases had a net book value of approximately $476,000 and future minimum lease commitments of $1,896,000 as of March 2002. The Company expects to record a net gain during the year ended December 31, 2002 of approximately $400,000 in connection with such sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations. See the risk factors detailed in the Company's Form 10-K for the fiscal year ended December 25, 2001 as well as other reports filed by the Company with the Securities Exchange Commission.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the twelve weeks ended March 19, 2002 included in this Report, and the audited consolidated financial statements and related footnotes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K for fiscal 2001. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

BACKGROUND

Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 53 full-service steakhouse restaurants located in ten states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is approximately $23.00 (including alcoholic beverages) and it currently serves over 6.8 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. The Company's management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after it has completed the reorganization process described below under "Bankruptcy Filing".

On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouse restaurants and Pacific Basin Foods Inc., ("Pacific Basin") a restaurant food distribution company. Paragon and Pacific Basin are now wholly owned subsidiaries of the Company.

BANKRUPTCY FILING

On February 15, 2002 Steakhouse Partners filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District in California. On February 19, 2002 Paragon Steakhouse Restaurants, a wholly owned subsidiary of Steakhouse Partners, also filed for relief under Chapter 11 of the Bankruptcy Code. The filing was made in connection with the Company's inability to timely pay certain notes aggregating $1,734,285. Pacific Basin Foods, the other wholly owned subsidiary of Steakhouse Partners, has not filed and remains outside of the bankruptcy code.

Steakhouse Partners and Paragon have and will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. While management believes that the Official Creditors' Committee will approve the bankruptcy plan in October 2002, and there reorganization will be complete by the end of 2002.

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

Accounting Impact

Beginning in the first quarter of 2002, the Company will be required to follow Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. Obligations of Pacific Basin Foods not covered by the Filing will remain classified on the consolidated balance sheet based upon maturity dates and actual costs incurred. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items.

To date, the United States Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code, has approved the rejection of eight leases and the termination after compromise of seven leases. Eleven additional leases were renegotiated to improve unit profitability. Of the fifteen leases that were rejected or terminated ten were under performing operating units and five were units previously closed but still carrying lease obligations.

OUR BUSINESS BACKGROUND

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

We have three business units, which have separate management and reporting infrastructures that offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments are affected by similar economic conditions. The restaurant services segment consists of two business units Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

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

On June 17, 2002 the Pacific Basin Foods subsidiary closed its unprofitable Midwest distribution center in Rantoul, Illinois and converted all Midwest Paragon Restaurants to two members of the UniPro Foodservice Network; Abbott Foods, Inc and EG Forrest Company. There was no interruption of service to the Paragon restaurant units.

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

Most of our restaurants are open daily from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:00 a.m. on weekdays; most of these restaurants are closed for lunch on weekends.

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

UNIQUE CONCEPTS

We have 5 unique formal restaurants housed in landmark buildings in prime locations near or at tourist sites, which also serve as the destination or special occasion restaurant in their respective communities. The menu at these restaurants are also unique with the average dinner check per guest between $28.00and $35.00. These restaurants typically have one or more banquet rooms.

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

Results of Operations

Twelve Weeks Ended March 19, 2002 Compared to Twelve Weeks Ended March 20, 2001

Revenues for the twelve-week period ended March 19, 2002 decreased $3,101,472 or 10.9% from $28,557,826 for the twelve-week period ended March 20, 2001 to $25,456,354 for the same period in 2002. Paragon Steakhouse Restaurants same-store sales declined 9.2% for the 56 comparable units versus the same period in 2001. Paragon's decrease in revenue reflects the soft economy, which began to affect revenue in the second twelve- week period of 2001 and the initial adverse effect of filing for voluntary reorganization under Chapter 11. The Paragon decrease was partially offset by Pacific Basin Foods whose revenue increased by $93,014 or 16.1% from $576,408 for the twelve-week period ended March 20, 2001 to $669,422 for the same period in 2002. Most of that increase was the result of an additional outside customer (Lyons).

Food and beverage costs for the twelve-week period ended March 19, 2002 decreased $1,232,538 or 11.9% from $10,393,172 for the twelve-week period ended March 20, 2001 to $9,160,634 for the same period in 2002. Food and beverage costs as a percentage of restaurant revenues was 35.5% for the twelve-week period ended March 20, 2001 compared to 35.2% for the same period in 2002. In spite of the revenue declines and bankruptcy related supply issues the Company maintained the food and beverage cost relatively consistent year-to-year as a percentage relations to revenue. Immediately after the bankruptcy filing many vendors changed their terms and conditions in order to continue to do business with Paragon. This included deposits, loss of discounts and higher prices.

Payroll and payroll related costs for the twelve-week period ended March 19, 2002 decreased $308,280 or 3.4% from $9,022,533 for the twelve-week period ended March 20, 2001 to $8,714,253 for the same period in 2002. Payroll and payroll related costs as a percentage of revenue were 31.6% for the twelve-week period ended March 20, 2001 compared to 34.2% for the same period in 2002. The principal reason for this increase as a percentage relationship to revenue is the decrease in the restaurants net revenue was greater than the minimum staffing that is required per unit to maintain guest services and a positive dining experience.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the twelve-week period ended March 19, 2002 increased $235,265 or 3.8% from $6,041,737 for the twelve-week period ended March 20, 2001 to $6,277,002 for the same period in 2002. These costs as a percentage of revenues were 21.2% for the twelve-week period ended March 20, 2001 compared to 24.7% for the same period in 2002. The increase is principally due to the revenue shortfall from Paragon Restaurants without the proportionate reduction in expenses. Also contributing to the year-to-year difference was a general liability self-insurance recovery ($248,966) in 2001.

Depreciation and amortization for the twelve-week period ended March 19, 2002 decreased $38,036 or 4.6% from $832,968 for the twelve-week period ended March 20, 2001 to $794,932 for the same period in 2002. The decrease is the result of Pacific Basin Foods expensing the MIS system that was replaced by the current system and written-off at the end of 2001.

General and administrative expenses for the twelve-week period ended March 19, 2001 decreased $308,243 or 17.8% from $1,734,169 for the twelve-week period ended March 20, 2001 to $1,425,926 for the same period in 2002. These costs as a percentage of revenues were 6.1% for the twelve-week period ended March 20, 2001 compared to 5.6% for the same period in 2002. The decrease in both absolute dollars and percentage relationship to revenue is chiefly the result of the combination of a reduction-in-force and senior management attrition prior to the Chapter 11 filing. The reduction in senior management without significant severance expense included: the chief executive officer, vice-president of operations, three district leaders, a mid-west operations consultant, IS support and a number of staff positions.

Other income (expenses) for the twelve-week period ended March 19, 2002 increased $116,146 or 26.2% from $(442,804) for the twelve-week period ended March 20, 2001 to $(558,950) for the same period in 2002. With interest expense remaining relatively constant year-to-year the change is principally due to non-recurring income items in 2001, a licensing fee ($25,000) for Rancho Mirage and the sale of leasehold interest ($95,000) in a parking lot.

The net gain on reorganization related items is the result of the removal of assets, accumulated depreciation and capital lease obligations due to the first day rejection of closed or poorly performing units partially offset by legal fees directly attributable to the bankruptcy process.

Net loss for the twelve-week period ended March 19, 2002 increased $222,730 from net income of $47,316 for the twelve-week period ended March 20, 2001 to a net loss of $175,414 for the same period in 2002. The increase is principally due to the shortfall in sales principally as a resulted of the continuing soft economy and not being able to reduce all cost proportionately (production labor and direct cost) to the decrease in revenue, partially offset by the reorganization gain.

Liquidity and Capital Resources

The Company had a cash and cash equivalents balance of $2,375,951 at March 19, 2002. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability.

The reorganization plan is contingent on the sale of selected assets and may need additional sources of financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have a rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

Impact of inflation

The primary inflationary factors affecting the Company's operations include food and labor costs. The Company's restaurant personnel are paid at the federal and state established minimum wage levels and accordingly, changes in such wage level affect the Company' s labor costs. As costs of food and labor have increased, the Company will be seeking to offset those increases through economies of scale and/ or increases in menu prices, although there is no assurance that such offsets will continue. To date inflation has not had a material impact on loss from operations.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a consequence to the bankruptcy filings, all pending litigation and claims against Steakhouse Partners and Paragon Steakhouse Restaurants are stayed, and no party may take action to realize its pre-petition claims, except pursuant to order of the Bankruptcy Court. See Note 3 to the Condensed Consolidated Financial Statements included herein.

ITEM 2. CHANGE IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The total amount of debt that is currently in default is $3,234,285 of which $1,100,000 is convertible debt and $2,134,285 is included in notes payable. See
Note 1 to the Condensed Consolidated Financial Statements included herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

    None

(b) Reports on Form 8-K.

    Form 8-K filed on February 21, 2002 reporting that Steakhouse Partners, Inc. and its wholly owned subsidiary; Paragon Steakhouse Restaurants filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy court for the Central District of California. The 8-K also reported that the Company's Board of Directors eliminated the Chief Executive Officer position, which had been held by Mr. Richard M. Lee. Mr. Hiram J. Woo continues as President of the Company and is responsible for the day-to-day operations. Finally, it was reported that for personal reasons Mr. Mark K. Goudge resigned as a member of the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          STEAKHOUSE PARTNERS INC.

                                          BY:  /S/ HIRAM WOO
                                          ......................................

                                          Hiram Woo
                                          President, Secretary and Director
                                          (Serving as principal executive
                                          officer
                                          and principal financial and
                                          accounting officer)

Date: October 8, 2002

CERTIFICATION*

I, Hiram J. Woo, certify that:

1. I have reviewed this quarterly report Form 10-Q of Steakhouse Partners, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated: October 8, 2002

/s/ HIRAM J. WOO
---------------------------------------------
Name: Hiram J. Woo
Title: President, Secretary and Director
(Serving as principal executive officer
and principal financial and
accounting officer)*

On February 14, 2002, the Board of Directors of Steakhouse Partners, Inc. eliminated the Chief Executive Officer position. Mr. Hiram J. Woo continues as President of Steakhouse Partners, Inc. and is responsible for day-to-day operations. Mr. Woo also serves as the Company's principal financial and accounting officer; no officer holds the title of Chief Financial Officer.