Form 10-Q
period 2002-06-11
STEAKHOUSE PARTNERS INC
filed 2002-10-25
CIK 1017156

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q

(Mark One)

  /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 11, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes / X/   No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes /X/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of October 17, 2002: 3,356,522 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes / /   No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
       PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements
               Condensed Consolidated Balance Sheet at June 11,
                    2002 and December 25, 2001.....................      2-3
               Condensed Consolidated Statements of Operations for
                    the twelve weeks ended June 11, 2002 and
                    June 12, 2001..................................        4
               Condensed Consolidated Statements of Operations for
                    the twenty-four weeks ended June 11, 2002 and
                    June 12, 2001..................................        5
               Condensed Consolidated Statements of Cash Flows for
                    the twenty-four weeks ended June 11, 2002 and
                    June 12, 2001..................................        6
               Notes to Condensed Consolidated Financial
                    Statements.....................................        7
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................        9
       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk.........................................       16

       PART II. OTHER INFORMATION
       Item 1. Legal Proceedings...................................       17
       Item 2. Changes in Securities and Use of Proceeds...........       17
       Item 3. Defaults Upon Senior Securities.....................       17
       Item 4. Submission of Matters to a Vote of Security
                    Holders........................................       17
       Item 5. Other Information...................................       17
       Item 6. Exhibits and Reports on Form 8-K....................       17

       SIGNATURES..................................................       18

       SECTION 302 CERTIFICATION...................................       18

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 11, 2002
                                  (UNAUDITED)

                                     ASSETS

                                                            24 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            JUNE 11,         DECEMBER 25,
                                                              2002               2001
                                                           -----------       ------------
                                                           (UNAUDITED)        (AUDITED)
Current assets
  Cash and cash equivalents............................    $ 1,321,968       $ 1,109,501
  Accounts receivable, net of allowance for doubtful
     accounts of $383,374 and $383,374.................        662,492         1,144,336
  Inventories..........................................      3,085,839         3,386,563
Current portion of advances to officers, net of
  allowance for doubtful accounts of $616,584 and
  $616,584.............................................        277,016           277,016
Prepaid expenses and other current assets..............      1,954,522         1,400,652
                                                           -----------       -----------
Total current assets...................................      7,301,837         7,318,068
Property and equipment, net............................     21,587,237        23,516,938
Deposits and other assets..............................        377,030           387,684
Cash -- restricted under collateral agreements.........      1,515,291         1,488,189
                                                           -----------       -----------
Total assets...........................................    $30,781,395       $32,710,879
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF JUNE 11, 2002
                                  (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            12 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            JUNE 11,         DECEMBER 25,
                                                              2002               2001
                                                           -----------       ------------
                                                           (UNAUDITED)        (AUDITED)
Liabilities not subject to compromise
Current liabilities
     Current portion of convertible debt...............    $        --       $ 1,100,000
     Current portion of long-term debt.................        259,236         2,660,306
     Current portion of capital lease obligations......         28,350           330,817
     Accounts payable..................................      2,556,504         7,020,813
     Accrued liabilities...............................      5,530,496        10,237,694
     Accrued payroll costs.............................      2,528,416         3,226,499
                                                           -----------       -----------
Total current liabilities..............................     10,903,002        24,576,129

Long-term debt, net of current portion.................             --         2,000,000
Capital lease obligations, net of current portion......         62,141        17,102,653
Deferred tax liability.................................        119,411           119,411
Deferred gain on sale-leaseback........................             --           903,172
Deferred rent..........................................             --         2,382,623
Liabilities subject to compromise......................     35,391,410                --
                                                           -----------       -----------
Total liabilities......................................     46,475,964        47,083,988
                                                           -----------       -----------
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, Series B, Convertible, $0.001 par value
     1,000,000 shares authorized
     1,000,000 and 1,000,000 shares issued and
     outstanding.......................................          1,000             1,000
Preferred stock, Series C, Convertible, $0.001 par value
     1,750,000 shares authorized
     1,750,000 and 1,750,000 shares issued and
     outstanding.......................................          1,750             1,750
Common stock, $0.01 par value
     10,000,000 shares authorized
     3,386,522 and 3,386,522 shares issued and
     outstanding.......................................         33,865            33,865
Treasury stock, 28,845 shares at cost..................       (175,000)         (175,000)
Additional paid-in capital.............................     11,980,750        11,980,750
Accumulated deficit....................................    (27,536,934)      (26,215,474)
                                                           -----------       -----------
Total stockholders' equity (deficit)...................    (15,694,569)      (14,373,109)
                                                           -----------       -----------
Total liabilities and stockholders' equity (deficit)...    $30,781,395       $32,710,879
                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          12 WEEKS          12 WEEKS
                                                            ENDED             ENDED
                                                          JUNE 11,          JUNE 12,
                                                            2002              2001
                                                         -----------       -----------
                                                         (UNAUDITED)       (UNAUDITED)
  Revenues.............................................  $23,066,847       $27,094,712
  Cost of sales
  Food and beverage....................................    8,170,389         9,854,383
  Payroll and payroll related costs....................    8,095,394         8,773,767
  Direct operating costs...............................    5,268,594         5,964,856
  Depreciation and amortization........................      713,958           954,826
                                                         -----------       -----------
  Total cost of sales..................................   22,248,335        25,547,832
  Gross profit.........................................      818,512         1,546,880
  General and administrative expenses..................      975,786         1,860,709
                                                         -----------       -----------
  Loss before other (expense)..........................     (157,274)         (313,829)
  Interest expense and financing costs, net............     (481,542)         (566,516)
  Legal Settlement.....................................           --          (800,000)
  Loss on disposal of fixed assets.....................      (94,328)               --
  Other expense........................................      (13,034)               --
                                                         -----------       -----------
  Total other (expense)................................     (588,894)       (1,366,516)
                                                         -----------       -----------
  Loss before reorganization items and provision for
     income taxes......................................     (746,178)       (1,680,345)
  Reorganization items:
     Gain on disposal of property & equipment..........       55,132                --
     Professional fees.................................     (425,000)               --
                                                         -----------       -----------
  Loss before provision for income taxes...............   (1,116,046)       (1,680,345)
  Provision for income taxes...........................       30,000            35,214
                                                         -----------       -----------
  Net loss.............................................  $(1,146,046)      $(1,715,559)
                                                         ===========       ===========
  Basic and diluted loss per share.....................  $     (0.34)      $     (0.51)
                                                         ===========       ===========
  Weighted-average shares outstanding..................    3,386,522         3,386,522
                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          24 WEEKS          24 WEEKS
                                                            ENDED             ENDED
                                                          JUNE 11,          JUNE 12,
                                                            2002              2001
                                                         -----------       -----------
                                                         (UNAUDITED)       (UNAUDITED)
  Revenues.............................................  $48,523,201       $55,652,538
  Cost of sales
  Food and beverage....................................   17,331,023        20,247,555
  Payroll and payroll related costs....................   16,809,647        17,796,300
  Direct operating costs...............................   11,545,596        12,006,593
  Depreciation and amortization........................    1,508,890         1,787,794
                                                         -----------       -----------
  Total cost of sales..................................   47,195,156        51,838,242
  Gross profit.........................................    1,328,045         3,814,296
  General and administrative expenses..................    2,401,712         3,594,878
                                                         -----------       -----------
  Income (loss) before other income (expense)..........   (1,073,667)          219,418
  Interest expense and financing costs, net............   (1,075,106)       (1,009,320)
  Legal Settlement.....................................           --          (800,000)
  Loss on disposal of fixed assets.....................      (94,328)               --
  Other income.........................................       21,580                --
                                                         -----------       -----------
  Total other (expense)................................   (1,147,854)       (1,809,320)
                                                         -----------       -----------
  Loss before reorganization items and provisions for
     income taxes......................................   (2,221,521)       (1,589,902)
  Reorganization items:
     Gain on disposal of property & equipment..........    1,591,710                --
     Professional fees.................................     (631,891)               --
                                                         -----------       -----------
  Loss before provision for income taxes...............   (1,261,702)       (1,589,902)
  Provision for income taxes...........................       59,758            78,341
                                                         -----------       -----------
  Net loss.............................................  $(1,321,460)      $(1,668,243)
                                                         ===========       ===========
  Basic and diluted loss per share.....................  $     (0.39)      $      (.49)
                                                         ===========       ===========
  Weighted-average shares outstanding..................    3,386,522         3,386,522
                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 24 WEEKS          24 WEEKS
                                                                   ENDED             ENDED
                                                                 JUNE 11,          JUNE 12,
                                                                   2002              2001
                                                                -----------       -----------
                                                                (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities
Net loss....................................................    $(1,321,460)      $(1,668,243)
     Adjustments to reconcile net loss to net cash used in
       operating activities
     Depreciation and amortization..........................      1,508,890         1,787,794
     Gain on disposal of rejected leases....................     (1,591,710)               --
     Write-down of accounts payables........................             --          (534,545)
     (Increase) decrease in operating assets................        503,889          (723,430)
     Increase in liabilities subject to compromise..........     35,391,410
     (Decrease) in operating liabilities....................    (33,897,035)       (1,118,177)
                                                                -----------       -----------
     Net cash provided by (used in) operating activities....        593,984        (2,256,601)
                                                                -----------       -----------
Cash flows from investing activities
     Purchases of furniture and equipment...................        (80,530)         (329,077)
     Change in restricted cash..............................             --                --
                                                                -----------       -----------
Net cash used in investing activities.......................        (80,530)         (329,077)
                                                                -----------       -----------
Cash flows from financing activities
     Principal payments on debt and capital leases..........       (300,987)         (823,593)
     Bank overdraft.........................................             --           102,418
                                                                -----------       -----------
Net cash used in financing activities.......................       (300,987)         (721,175)
                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents........        212,467        (3,306,853)
Cash and cash equivalents, beginning of period..............      1,109,501         3,359,150
                                                                -----------       -----------
Cash and cash equivalents, end of period....................    $ 1,321,968       $    52,297
                                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the twenty-four week period ended June 11, 2002 are not necessarily indicative of the results to be expected for the full year ending December 24, 2002. The Company reports results quarterly with the three quarters having 12 weeks and the remaining quarter having 16 weeks. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 25, 2001.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the twelve weeks ended June 11, 2002 the Company maintained a current ratio of 0.67-to-1, which arose from a working capital deficit of $3,601,165. In addition the Company is currently in default of certain debt as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. The total amount of debt that is currently in default is $3,234,285 which is included in liabilities subject to compromise. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

BANKRUPTCY FILING

On February 15, 2002 Steakhouse Partners filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District in California. On February 19, 2002 Paragon Steakhouse Restaurants, a wholly owned subsidiary of Steakhouse Partners, and three subsidiaries of Paragon Steakhouse Restaurants also filed for relief under Chapter 11 of the Bankruptcy Code. The filing was made in connection with the Company's inability to timely

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

pay certain notes aggregating $1,734,285. On October 11, 2002 Pacific Basin Foods, the other wholly owned subsidiary of Steakhouse Partners, filed a petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District in California.

Steakhouse Partners and Paragon have and will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. Pacific Basin Foods ceased operating as of its bankruptcy filing.

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. Management believes that the Official Creditors' Committee will approve a bankruptcy plan in 2002, and the reorganization will be complete by the beginning of 2003.

It is the Company's intention to address all of its pending and future pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the bankruptcy filings and any reorganization plan may have on the shares of preferred or common stock of the Company. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interests to participate. While the Company believes the reorganization will be completed by the end of 2002, the formulation and implementation of a plan of reorganization could take significantly longer, or may not be successfully completed.

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including claims of landlords for lease payments and employee wages and benefits in the ordinary course of business.

Accounting Impact
As of the first quarter of 2002, the Company is required to follow Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Pursuant to SOP 90-7, the Company's pre-petition liabilities that are subject to compromise will be reported separately on the balance sheet at an estimate of the amount that will ultimately be approved by the Bankruptcy Court. Obligations of Pacific Basin Foods not covered by the bankruptcy filing will remain classified on the consolidated balance sheet based upon maturity dates and actual costs incurred. SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the bankruptcy filing as reorganization items.

To date, the United States Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code, has approved the rejection of eight leases and the termination after compromise of seven leases. Eleven additional leases were renegotiated to improve unit profitability. Of the fifteen leases that were rejected or terminated, ten were under performing operating units and five were units previously closed but still carrying lease obligations.

NOTE 2 -- LOSS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

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

On February 15, 2002 Steakhouse Partners filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District in California. On February 19, 2002 Paragon Steakhouse Restaurants, a wholly owned subsidiary of Steakhouse Partners, and three subsidiaries of Paragon Steakhouse Restaurants also filed for relief under Chapter 11 of the Bankruptcy Code. On October 11, 2002 Pacific Basin Foods, a wholly owned subsidiary of Steakhouse Partners, filed a petition under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court for the Central District of California. As a consequence to the bankruptcy filings, all pending litigation and claims against Steakhouse Partners, Paragon Steakhouse Restaurants and Pacific Basin Foods are stayed, and no party may take action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court.

NOTE 4 -- SUBSEQUENT EVENTS

As of October 2002, the Company has negotiated the sale of two restaurant leases and related property, plant, and equipment for gross proceeds of $878,000. The property, plant, and equipment associated with such leases had a net book value of approximately $476,000 and future minimum lease commitments of $1,896,000 as of October 2002. The Company expects to record a net gain during the year ended December 31, 2002 of approximately $400,000 in connection with such sales.

As previously reported on Form 8-K filed on October 16, 2002, the Company announced that its wholly owned subsidiary, Pacific Basin Foods, Inc. filed for protection under Chapter 7 of the United States Bankruptcy Code in the Central District of California located in Riverside. The subsidiary ceased operations effective as of the filing.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes for the twelve weeks and twenty-four weeks ended June 11, 2002 included in this Report, and the 2001 consolidated financial statements and related notes. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. Management believes that the Official Creditors' Committee will approve a bankruptcy plan by the end of 2002 and the reorganization will be complete by the beginning of 2003.

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

To date, the United States Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code, has approved the rejection of eight leases and the termination after compromise of seven leases. Eleven additional leases were renegotiated to improve unit profitability. Of the fifteen leases that were rejected or terminated, ten were under-performing operating units and five were units previously closed but still carrying lease obligations.

As discussed below, on October 11, 2002, our subsidiary Pacific Basin Foods filed a petition under Chapter 7 of the Bankruptcy Code.

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

We have three business units, which have separate management and reporting infrastructures and offer different products and services. The business units have been aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments are affected by similar economic conditions. The restaurant services segment consists of two business units, Paragon Steakhouse Restaurants, Inc. and Galveston Steakhouse Restaurants, that operate specialty restaurants around the country. Our food service distribution segment, which operates as Pacific Basin Foods, performs distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

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

On June 17, 2002 the Pacific Basin Foods subsidiary closed its unprofitable Mid-west distribution center in Rantoul, Illinois and converted all Mid-west Paragon restaurants to two members of the UniPro Foodservice Network; Abbott Foods, Inc and EG Forrest Company. There was no interruption of service to the Paragon restaurant units. On October 11, 2002 the Pacific Basin Food subsidiary filed a petition under Chapter 7 of the Bankruptcy Code. The subsidiary ceased operations as of the filing. A contract was signed with a UniPro Distributor, Southwest Traders, Inc., to service the West Coast Restaurants.

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

REORGANIZATION STRATEGY

Management plans to restructure the Company's debt through the Chapter 11 reorganization process, improve the Company's financial performance through cost-reduction and restructuring of administrative overhead, and raise money through equity or the selective sale of non-strategic restaurants. In the short term, we will reduce our organization in size as part of the reorganization process. Assuming the Company is able to successfully reorganize under Chapter 11 of the United States Bankruptcy Code, our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers) and licensing a network of steakhouse restaurants. Key components of our strategy include leveraging established brands, achieving operating efficiencies and cost savings through volume discounts on purchases, and efficiently penetrating new markets. The steakhouse restaurant industry is expected to continue to expand over the next several years. We believe that this industry is highly fragmented and, assuming a successful reorganization under Chapter 11 of the United States Bankruptcy Code, presents an excellent opportunity for us to grow our business by expanding one of Paragon's brand-name steakhouses, Carvers.

RESULTS OF OPERATIONS

Twelve Weeks Ended June 11, 2002 Compared to Twelve Weeks Ended June 12, 2001

Revenues for the twelve- week period ended June 11, 2002 decreased $4,027,865, or 14.9%, from $27,094,712 for the twelve-week period ended June 12, 2001 to $23,066,847 for the same period in 2002. Paragon Steakhouse Restaurants revenues for the twelve-week period ended June 12, 2001 decreased $3,494,652, or 13.3%, from $26,209,879 for the twelve-week period ending June 12, 2001 to $22,715,227 for the same period in 2002. The main factors for the decline in revenue were the soft economy and the sale or closing of ten units that were in operation during the twelve-week period ending June 12, 2001 prior to June 11, 2002. Pacific Basin Foods revenues for the twelve- week period ended June 11, 2002 decreased $533,213, or 60.3%, from $884,833 for the twelve-week period ended June 12, 2001 to $351,620 for the same period in 2002.

Food and beverage costs for the twelve- week period ended June 11, 2002 decreased $1,683,994, or 17.1%, from $9,854,383 for the twelve-week period ended June 12, 2001 to $8,170,389. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.1% for the twelve-week period ended June 12, 2001 compared to 35.0% for the same period in 2002. In spite of the revenue declines and bankruptcy related supply issues the Company maintained the food and beverage cost relatively consistent year-to-year as a percentage of revenue. Immediately after the bankruptcy filing many vendors changed their terms and conditions in order to continue to do business with Paragon. This included deposits, loss of discounts and higher prices.

Payroll and payroll related costs for the twelve-week period ended June 11, 2002 decreased $678,373, or 7.7%, from $8,773,767 for the twelve-week period ended June 12, 2001 to $8,095,394. Payroll and payroll related costs as a percentage of revenues were 32.4% for the twelve-week period ended June 12, 2001 compared to 35.1% for the same period in 2002. Payroll and payroll related costs for the restaurants only were 34.3% of restaurant revenues for the twelve-week period ended June 11, 2002 compared to 32.4% for the twelve-week period ended June 12, 2001. The principal reason for this increase as a percentage of revenue was the need to retain a certain minimum staffing per unit to maintain guest services and a positive dining experience despite a decrease in restaurant net revenues.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended June 11, 2002 decreased $696,262, or 11.7%, from $5,964,856 for the twelve-week period ended June 12, 2001 to $5,268,594. Direct operating costs as a percentage of revenues were 22.0% for the twelve-week period ended June 12, 2001 compared to 22.8% for the same period in 2002. Due to the fixed nature of many of these components, management was not able to decrease all the cost in proportion to the declining revenue, also contributing to the increase was higher utility costs especially in the California units and investing more dollars in the Company's marketing programs.

Depreciation and amortization for the twelve-week period ended June 11, 2002 decreased $240,868, or 25.2%, from $954,826 for the twelve-week period ended June 12, 2001 to $713,958. The decrease is principally due to the elimination of fifteen under performing Paragon Steakhouse Restaurants. Of the fifteen leases that were sold, rejected or terminated, ten were under performing operating units and five were units previously closed but still carrying lease obligations.

General and administrative expenses for the twelve-week period ended June 11, 2002 decreased $884,923, or 47.6%, from $1,860,709 for the twelve-week period ended June 12, 2001 to $975,786. General and administrative expenses as a percentage of restaurant revenues were 6.9% for the twelve week period ended June 12, 2001 compared to 4.2% for the same period in 2002. The decrease in both absolute dollars and percentage relationship to revenue is chiefly the result of the combination of a reduction-in-force and senior management attrition prior to the Chapter 11 filing. The reduction in senior management without significant severance expense included: the chief executive officer, vice-president of operations, three district leaders, a mid-west operations consultant, IS support and a number of staff positions.

Interest expense and financing costs, net for the twelve-week period ended June 11, 2002 decreased $84,974 from $566,516 for the twelve-week period ended June 12, 2001 to $481,542. The decrease is due to the Paragon subsidiary selling, rejecting or terminating a number of locations where capital interest expense has been eliminated.

The net loss on reorganization related items is the result of legal fees directly attributable to the bankruptcy process partially offset by the sale of a liquor license from an expired lease in Scottsdale, Arizona.

Net loss net for the twelve-week period ended June 11, 2002 decreased $569,513 from $1,715,559 for the twelve-week period ended June 12, 2001 to $1,146,046. The decrease is principally due to the elimination of fifteen under performing assets and the reductions in general and administrative staffing, partially offset by the high cost of the bankruptcy process. Pacific Basin Foods net loss net for the twelve-week period ended June 11, 2002 increased $6,004 from $185,429 for the twelve-week period ended June 12, 2001 to $191,433.

Twenty-four Weeks Ended June 11, 2002 Compared to Twenty-four Weeks Ended June 12, 2001

Revenues for the twenty-four week period ended June 11, 2002 decreased $7,129,337, or 12.8%, from $55,652,538 for the twenty-four week period ended June 12, 2001 to $48,523,201. The main factors for the decline in revenue were the soft economy and that ten units in operation during the twenty-four week period ending June 12, 2001 were sold, rejected or terminated prior to June 11, 2002. Paragon Steakhouse Restaurants revenue decreased 7.8% for the twenty-four week period ended June 11, 2002 compared to the gross revenue for the same twenty-four-week period ended June 12, 2001. Pacific Basin Foods revenues for the twenty-four-week period ended June 11, 2002 decreased $440,199, or 30.1%, from $1,461,241 for the twelve- week period ended June 12, 2001 to $1,021,042, as their last major outside customer (Lyons) transferred its account to another distributor.

Food and beverage costs for the twenty-four week period ended June 11, 2002 decreased $2,916,532, or 14.4%, from $20,247,555 for the twenty-four week period ended June 12, 2001 to $17,331,023. The total food and beverage cost which includes the restaurants and the food distribution subsidiary as a percentage of total revenue was 35.7% for the twenty-four week period ended June 11, 2002 compared to 36.4% for the same period in 2001. In spite of the revenue declines and bankruptcy related supply issues the Company maintained the food and beverage cost relatively consistent year-to-year as a percentage relations to revenue. Immediately after the bankruptcy filing many vendors changed their terms and conditions in order to continue to do business with Paragon. This included deposits, loss of discounts and higher prices. Subsequently, the company has been able to find alternate vendors, renegotiate cash discounts and adjust purchases for the restaurants to reduce overall cost.

Payroll and payroll related costs for the twenty-four week period ended June 11, 2002 decreased $986,653, or 5.5%, from $17,796,300 for the twenty-four week period ended June 12, 2001 to $16,809,647. Payroll and payroll related costs as a percentage of revenues were 34.6% for the twenty-four week period ended June 11, 2002 compared to 32.0% for the same period in 2001. Although in absolute dollars payroll and payroll related costs decreased the principal reason for the increase as a percentage relationship to revenue was the need to retain certain minimum staffing per unit to maintain guest services and a positive dining experience despite the decrease in restaurant net revenues.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twenty-four week period ended June 11, 2002 decreased $460,997, or 3.8%, from $12,066,593 for the twenty-four week period ended June 12, 2001 to $11,545,596. These costs as a percentage of restaurant revenues were 23.8% for the twenty-four week period ended June 11, 2002 compared to 21.6% for the same period in 2001. Due to the fixed nature of many of these components, management was not able to decrease all the cost in proportion to the declining revenue, also contributing to the increase was higher utility costs especially in the California units and investing more dollars in the Company's marketing programs.

Depreciation and amortization for the twenty-four week period ended June 11, 2002 decreased $278,904 or 15.6% from $1,787,794 for the twenty-four week period ended June 12, 2001 to $1,508,890. The decrease is principally due to the elimination of fifteen under performing Paragon Steakhouse Restaurants. Of the fifteen leases that were sold, rejected or terminated, ten were under performing operating units and five were units previously closed but still carrying lease obligations.

General and administrative expenses for the twenty-four week period ended June 11, 2002 decreased $1,193,166 or 33.2%, from $3,594,878 for the twenty-four week period ended June 12, 2001 to $2,401,712 for the same period in 2002. General and administrative expenses as a percentage of revenues was 5.0% for the twenty-four week period ended June 11, 2002 compared to 6.5% for the same period in 2001. The decrease in both absolute dollars and percentage relationship to revenue is chiefly the result of the combination of a reduction-in-force and senior management attrition prior to the Chapter 11 filing. The reduction in senior management without significant severance expense included: the chief executive officer, vice-president of operations, three district leaders, a mid-west operations consultant, IS support and a number of staff positions.

Interest expense and financing costs, net for the twenty-four week period ended June 11, 2002 increased by $65,786 or 6.1%, from $1,009,320 for the twenty-four week period ended June 12, 2001 to $1,075,106. With interest expense remaining relatively constant year-to-year the change is principally due to non-recurring income items in 2001.

The net gain on reorganization related items is the result of the removal of assets and accumulated depreciation and capital lease obligations due to the first day rejection of closed or poorly performing units and the sale of a liquor license, partially offset by legal fees directly attributable to the bankruptcy process.

Net loss net for the twenty-four week period ended June 11, 2002 decreased $346,783 from $1,668,243 for the twenty-four weeks ended June 12, 2001 to $1,321,460. The decrease is principally due to the elimination of fifteen under performing assets and the reductions in general and administrative staffing, partially offset by the high cost of the bankruptcy process. Pacific Basin Foods net loss for the twenty-four week period ended June 11, 2002 decreased $32,508 from $466,931 for the twenty-four week period ended June 12, 2001 to $434,423.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $1,321,968 at June 11, 2002. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability.

The reorganization plan is contingent on the sale of selected assets and the Company may need additional sources of financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have a rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

IMPACT OF INFLATION

The primary inflationary factors affecting the Company's operations include food and labor costs. The Company's restaurant personnel are paid at the federal and state established minimum wage levels and accordingly, changes in such wage level affect the Company' s labor costs. As costs of food and labor have increased, the Company will be seeking to offset those increases through economies of scale and/or increases in menu prices, although there is no assurance that such offsets will continue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

INTEREST RATE SENSITIVITY. As of June 11, 2002, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a consequence to the bankruptcy filings, all pending litigation and claims against Steakhouse Partners, Paragon Steakhouse Restaurants and Pacific Basin Foods are stayed, and no party may take action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The total amount of debt that is currently in default is $3,234,285 of which $1,100,000 is convertible debt and $2,134,285 is included in notes payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    None

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

Date: October 25, 2002

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

Dated: October 25, 2002

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