Form 10-Q
period 2002-09-03
STEAKHOUSE PARTNERS INC
filed 2002-11-07
CIK 1017156

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 3, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of October 17, 2002 -- 3,356,522 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes / /   No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                                     INDEX

                                                                          PAGE
                                                                         NUMBER
       PART I. FINANCIAL INFORMATION
       Item 1. Financial Statements
               Condensed Consolidated Balance Sheet at September 3,
                     2002 and December 25, 2001....................        2-3
               Condensed Consolidated Statements of Operations for
                     the twelve weeks ended September 3, 2002
                     and September 4, 2001.........................          4
               Condensed Consolidated Statements of Operations for
                     the thirty-six weeks ended September 3, 2002
                     and September 4, 2001.........................          5
               Condensed Consolidated Statements of Cash Flows for
                     the thirty-six weeks ended September 3, 2002
                     and September 4, 2001.........................          6
               Notes to Condensed Consolidated Financial
                     Statements....................................          7
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................      10-15
       Item 3. Quantitative and Qualitative Disclosures About
               Market Risk.........................................         16
       Item 4. Controls and Procedures.............................      16-17

       PART II. OTHER INFORMATION
       Item 1. Legal Proceedings...................................         17
       Item 2. Change in Securities and Use of Proceeds............         17
       Item 3. Defaults Upon Senior Securities.....................         17
       Item 4. Submission of Matters to a Vote of Security
                     Holders.......................................         17
       Item 5. Other Information...................................         17
       Item 6. Exhibits and Reports on Form 8-K....................         17

       SIGNATURES..................................................         18

       SECTION 302 CERTIFICATION...................................         19

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 3, 2002

                                     ASSETS

                                                           SEPTEMBER 3,       DECEMBER 25,
                                                               2002               2001
                                                           ------------       ------------
                                                           (UNAUDITED)         (AUDITED)
Current assets
  Cash and cash equivalents............................    $ 1,281,930        $ 1,107,889
  Accounts receivable, net of allowance for doubtful
     accounts of $358,870 and $383,374.................        407,195            875,412
  Inventories..........................................      2,500,782          2,268,421
  Current portion of advances to officers, net of
     allowance for doubtful accounts of $616,584 and
     $616,584..........................................        277,490            277,016
  Prepaid expenses and other current assets............      2,043,116          1,240,528
                                                           -----------        -----------
Total current assets...................................      6,510,513          5,769,266
Property and equipment, net............................     19,980,210         23,365,134
Deposits and other assets..............................        348,202            377,732
Cash -- restricted under collateral agreements.........      1,363,200          1,488,189
                                                           -----------        -----------
Total assets...........................................    $28,202,125        $31,000,321
                                                           -----------        -----------
                                                           -----------        -----------

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 3, 2002
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           SEPTEMBER 3,       DECEMBER 25,
                                                               2002               2001
                                                           ------------       ------------
                                                           (UNAUDITED)         (AUDITED)
Liabilities not subject to compromise
Current liabilities
     Current portion of convertible debt...............    $        --        $ 1,100,000
     Current portion of long-term debt.................        170,056          2,660,306
     Current portion of capital lease obligations......             --            302,467
     Accounts payable..................................      2,940,980          5,421,436
     Accrued liabilities...............................      6,039,425         10,388,019
     Accrued payroll costs.............................      2,344,609          3,063,360
                                                           -----------        -----------
Total current liabilities..............................     11,495,070         22,935,588
Long-term debt, net of current portion.................             --          2,000,000
Notes payable..........................................         71,967                 --
Capital lease obligations, net of current portion......             --         17,032,636
Deferred tax liability.................................        119,411            119,411
Deferred gain on sale-leaseback........................             --            903,172
Deferred rent..........................................             --          2,382,623
Other deposits.........................................          3,537                 --
Liabilities subject to compromise......................     33,623,247                 --
                                                           -----------        -----------
Total liabilities......................................     45,313,232         45,373,430
                                                           -----------        -----------
Commitments and contingencies
Stockholders' equity
Preferred stock, Series B, Convertible, $0.001 par value
     1,000,000 shares authorized
     1,000,000 shares issued and outstanding...........          1,000              1,000
Preferred stock, Series C, Convertible, $0.001 par value
     1,750,000 shares authorized
     1,750,000 shares issued and outstanding...........          1,750              1,750
Common stock, $0.01 par value
     10,000,000 shares authorized
     3,386,522 and 3,386,522 shares issued and
     outstanding.......................................         33,865             33,865
Treasury stock, 28,845 shares at cost..................       (175,000)          (175,000)
Additional paid-in capital.............................     11,980,750         11,980,750
Accumulated deficit....................................    (28,953,472)       (26,215,474)
                                                           -----------        -----------
Total stockholders' equity (deficit)...................    (17,111,107)       (14,373,109)
                                                           -----------        -----------
Total liabilities and stockholders' equity.............    $28,202,125        $31,000,321
                                                           -----------        -----------
                                                           -----------        -----------

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        12 WEEKS           12 WEEKS
                                                         ENDED              ENDED
                                                      SEPTEMBER 3,       SEPTEMBER 4,
                                                          2002               2001
                                                      ------------       ------------
                                                      (UNAUDITED)        (UNAUDITED)
  Revenues..........................................  $ 20,499,712       $ 23,242,341
  Cost of sales
  Food and beverage.................................     7,133,511          8,031,552
  Payroll and payroll related costs.................     7,647,438          8,065,756
  Direct operating costs............................     5,118,405          5,830,102
  Depreciation and amortization.....................       649,840            785,882
                                                      ------------       ------------
  Total cost of sales...............................    20,549,194         22,713,292
                                                      ------------       ------------
  Gross profit (loss)...............................       (49,482)           529,049
  General and administrative expenses...............     1,053,251          1,510,084
                                                      ------------       ------------
  Loss before other expense.........................    (1,102,733)          (981,035)
  Interest expense and financing costs, net.........      (522,794)          (579,588)
  Other income......................................        35,452              6,932
                                                      ------------       ------------
  Total other income (expenses).....................      (487,342)          (572,656)
  Loss before reorganization items, provision for
     income taxes, and discontinued operations......    (1,590,075)        (1,553,691)
  Reorganization items:
  Gain on disposal of property & equipment                 769,797                 --
  Professional fees.................................      (349,917)                --
                                                      ------------       ------------
  Loss before income taxes and discontinued
     operations.....................................    (1,170,195)        (1,553,691)
  Provision for income taxes........................        30,000             30,000
                                                      ------------       ------------
  Loss before discontinued operations...............    (1,200,195)        (1,583,691)
  Discontinued operations...........................      (216,343)          (386,147)
                                                      ------------       ------------
  Net loss..........................................  $ (1,416,538)      $ (1,969,838)
                                                      ------------       ------------
                                                      ------------       ------------
  Basic and diluted loss per share
     From continuing operations.....................  $      (0.35)      $      (0.47)
     From discontinued operations...................  $      (0.06)      $      (0.11)
                                                      ------------       ------------
     Total basic and diluted loss per share.........  $      (0.41)      $      (0.58)
                                                      ------------       ------------
                                                      ------------       ------------
  Weighted-average shares outstanding...............     3,386,522          3,386,522
                                                      ------------       ------------
                                                      ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        36 WEEKS           36 WEEKS
                                                         ENDED              ENDED
                                                      SEPTEMBER 3,       SEPTEMBER 4,
                                                          2002               2001
                                                      ------------       ------------
                                                      (UNAUDITED)        (UNAUDITED)
  Revenues..........................................  $ 68,001,871       $ 77,433,638
  Cost of sales
  Food and beverage.................................    23,822,815         27,155,593
  Payroll and payroll related costs.................    23,868,995         25,342,910
  Direct operating costs............................    16,602,812         17,845,744
  Depreciation and amortization.....................     2,089,905          2,399,703
                                                      ------------       ------------
  Total cost of sales...............................    66,384,527         72,743,950
                                                      ------------       ------------
  Gross profit......................................     1,617,344          4,689,688
  General and administrative expenses...............     3,329,690          4,954,441
                                                      ------------       ------------
  Loss before other expense.........................    (1,712,346)          (264,753)
  Interest expense and financing costs, net.........    (1,627,531)        (1,866,167)
  Legal settlement..................................            --           (800,000)
  Loss on disposal of fixed assets..................       (94,328)                --
  Other income......................................        57,032            254,260
                                                      ------------       ------------
  Total other income (expense)......................    (1,664,827)        (2,411,907)
  Loss before reorganization items, provision for
     income taxes, and discontinued operations......    (3,377,173)        (2,676,660)
  Reorganization items:
  Gain on disposal of property & equipment..........     2,361,507                 --
  Professional fees.................................      (981,808)                --
                                                      ------------       ------------
  Loss before income taxes and discontinued
     operations.....................................    (1,997,474)        (2,676,660)
  Provision for income taxes........................        89,758            108,341
                                                      ------------       ------------
  Loss before discontinued operations...............    (2,087,232)        (2,785,001)
  Discontinued operations...........................      (650,766)          (853,078)
                                                      ------------       ------------
  Net loss..........................................  $ (2,737,998)      $ (3,638,079)
                                                      ------------       ------------
                                                      ------------       ------------
  Basic and diluted loss per share
     From continuing operations.....................  $      (0.62)      $      (0.82)
     From discontinued operations...................  $      (0.19)      $      (0.25)
                                                      ------------       ------------
     Total basic and diluted loss per share.........  $      (0.81)      $      (1.07)
                                                      ------------       ------------
                                                      ------------       ------------
  Weighted-average shares outstanding...............     3,386,522          3,386,522
                                                      ------------       ------------
                                                      ------------       ------------

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  36 WEEKS           36 WEEKS
                                                                   ENDED              ENDED
                                                                SEPTEMBER 3,       SEPTEMBER 4,
                                                                    2002               2001
                                                                ------------       ------------
Net loss from continuing operations.........................    $(2,087,232)       $(2,785,003)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
     Depreciation and amortization..........................      2,089,905          2,399,703
     Gain on disposal of rejected leases....................     (2,361,507)                 0
     Write-down of accounts payable.........................              0           (534,545)
(Increase) decrease in operating assets.....................        657,876            245,334
Increase (decrease) in operating liabilities................    (31,908,598)           (34,316)
Increase in liabilities subject to compromise...............     33,623,247                  0
                                                                -----------        -----------
Net cash provided by (used in) continuing operating
activities..................................................         13,691           (708,827)
Net cash provided by (used in) used in discontinued
operating activities........................................         37,174           (532,743)
                                                                -----------        -----------
Net cash provided by (used in) operating activities.........         50,865         (1,241,570)
                                                                -----------        -----------
Purchase of furniture and equipment.........................       (158,909)          (375,344)
Gain on disposal of property and equipment..................        675,000                  0
                                                                -----------        -----------
Net cash provided by (used in) investing activities.........        516,091           (375,344)
Net cash used in discontinuing investing activities.........              0            (11,187)
                                                                -----------        -----------
Net cash provided by (used in) investing activities.........        516,091           (386,531)
                                                                -----------        -----------
Principal payments in debt and capital leases...............       (185,236)          (365,280)
Payments on notes payable...................................       (184,052)          (670,177)
                                                                -----------        -----------
Net cash used in continuing financing activities............       (369,288)        (1,035,457)
Net cash provided by (used in) discontinued financing
activities..................................................        (23,627)            81,088
                                                                -----------        -----------
Net cash used in financing activities.......................       (392,915)          (954,369)
                                                                -----------        -----------
Net increase (decrease) in cash and cash equivalents........        174,041         (2,582,470)
Cash and equivalents, beginning of period...................      1,107,889          2,982,260
                                                                -----------        -----------
Cash and equivalents, end of period.........................    $ 1,281,930        $   399,790
                                                                -----------        -----------
                                                                -----------        -----------

   The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the thirty-six week period ended September 3, 2002 are not necessarily indicative of the results to be expected for the full year ending December 24, 2002. The Company reports results quarterly with the three quarters having 12 weeks and the remaining quarter having 16 weeks. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 25, 2001.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the twelve weeks ended September 3, 2002 the Company maintained a current ratio of 0.57-to-1, which arose from a working capital deficit of $4,984,557. In addition the Company is currently in default of certain debt as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. The total amount of debt that is currently in default is $3,234,285 which is included in liabilities subject to compromise. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 2 -- EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares are

                   STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, the statements herein regarding the Company's ability to successfully emerge from the Chapter 11 reorganization process, improve the Company's financial performance through cost-reduction and restructuring of administrative overhead, and raise money through equity or the selective sale of non-strategic restaurants, industry prospects, growth opportunities and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. See the risk factors detailed in the Company's Form 10-K for the fiscal year ended December 25, 2001 as well as other reports filed by the Company with the Securities Exchange Commission.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes for the twelve weeks and thirty-six weeks ended September 3, 2002 included in this Report, and the 2001 consolidated financial statements and related notes. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

BACKGROUND

Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 53 full-service steakhouse restaurants located in ten states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is approximately $24.52 (including alcoholic beverages) and it currently serves approximately 6.0 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. The Company's management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after it has completed the reorganization process described below under "Bankruptcy Filing".

On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouse restaurants and Pacific Basin Foods Inc., ("Pacific Basin") a restaurant food distribution company. Paragon and Pacific Basin are now wholly owned subsidiaries of the Company.

BANKRUPTCY FILING

On February 15, 2002 Steakhouse Partners filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District in California. On February 19, 2002 Paragon Steakhouse Restaurants, a wholly owned subsidiary of Steakhouse Partners, also filed for relief under Chapter 11 of the Bankruptcy Code. The filing was made in connection with the Company's inability to timely pay certain notes aggregating $1,734,285. On October 11, 2002, our subsidiary Pacific Basin Foods filed a petition under Chapter 7 of the Bankruptcy Code, as discussed further below.

Steakhouse Partners and Paragon have and will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. Management believes that the Official Creditors' Committee will approve a bankruptcy plan by the end of 2002 and the reorganization will be complete by the end of first quarter of 2003.

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

RESTAURANT CONCEPTS

All of our restaurants are positioned as destination restaurants that attract loyal clientele. By our use of the term destination restaurants, we mean that we seek to establish our restaurants as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. Our restaurants are full-service steakhouses (with two exceptions). We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our "signature product" and is the basis for our distinctive merchandising commitment to "The Best Prime Rib in Town". Our prime rib, which is served in a herb crust, is slow roasted for seven hours to enhance its flavor and tenderness. Portions are deliberately generous. Prime Rib and Steaks account for approximately 65.0% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 18.7% of our net sales.

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

RESULTS OF OPERATIONS

Twelve Weeks Ended September 3, 2002 Compared to Twelve Weeks Ended September 4, 2001

Revenues for the twelve-week period ended September 3, 2002 decreased $2,742,629 or 11.8% from $23,242,341 for the twelve-week period ended September 4, 2001 to $20,499,712 for the same period in 2002. Paragon Steakhouse revenues for the twelve-week period end September 3, 2002 decreased $2,607,168, or 11.3%, from $23,009,481 for the twelve-week period ending September 4, 2001 to$20,402,313 for the same period in 2002. The main factors for the decline in revenue were the soft economy and the sale or closing of ten units that were in operation during the twelve-week period ending September 4,2001. Also revenue from the Company's one original restaurant (Texas Loosey's) decreased $135,521 or 58.2% from $232,860 for the twelve-week period ended September 3, 2002 to $97,399 for the same period in 2002. The decrease is chiefly attributable to a five week closure for the landlord provided remodeling to an updated concept (Iguana Joe's).

Food and beverage costs for the twelve-week period ended September 3, 2002 decreased $898,041 or 11.2% from $8,031,552 for the twelve-week period ended September 4, 2001 to $7,133,511 for the same period in 2002. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 34.6% for the twelve-week period ended September 4, 2001 compared to 34.8% for the same period in 2002. In spite of the revenues declines, bankruptcy related supply issues and conversion to UniPro Distributors the company maintained the food and beverage cost relatively consistent year to year as a percentage of revenue. Immediately after the bankruptcy filing many vendors changed their terms and conditions in order to continue to do business with Paragon. This included deposits, loss of discounts, and higher prices.

Payroll and payroll related costs for the twelve-week period ended September 3, 2002 decreased $418,318 or 5.2% from $8,065,756 for the twelve-week period ended September 4, 2001 to $7,647,438 for the same period in 2002. Payroll and payroll related costs as a percentage of revenues were 34.7% for the twelve-week period ended September 4, 2001 compared to 37.3% for the same period in 2002. The principal reason for this increase as a percentage of revenue was the need to retain a certain minimum staffing per unit to maintain guest services and a positive dining experience despite a decrease in restaurant net revenues.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended September 3, 2002 decreased $711,697 or 12.2% from $5,830,102 for the twelve-week period ended September 4, 2001 to $5,118,405 for the same period in 2002. Direct operating costs as a percentage of revenues were 25.1% for the twelve-week period ended September 4, 2001 compared to 25.0% for the same period in 2002.

Depreciation and amortization for the twelve-week period ended September 3, 2002 decreased $136,042 or 17.3% from $785,882 for the twelve-week period ended September 4, 2001 to $649,840 for the same period in 2002. The decrease is principally due to the elimination of fifteen under performing Paragon Steakhouse Restaurants. Of the fifteen that were sold, rejected, or terminated, ten were under performing operating units and five were units previously closed but still carrying lease obligations.

General and administrative expenses for the twelve-week period ended September 3, 2002 decreased $456,833 or 30.3% from $1,510,084 for the twelve-week period ended September 4, 2001 to $1,053,251 for the same period in 2002. General and administrative expenses as a percentage of revenues was 6.5% for the twelve-week period ended September 4, 2001 compared to 5.1% for the same period in 2002. The decrease in both absolute dollars and percentage relationship to revenue is chiefly the result of the combination of a reduction-in-force and senior management attrition prior to the Chapter 11 filing. The reduction in senior management without significant severance expense included: Chief Executive Officer, Vice-President of Operations, three district leaders, a mid-west operations consultant, IS support, and a number of staff positions.

Interest expense and financing costs, net for the twelve-week period ended September 3, 2002 decreased $56,794 or 9.8% from $579,588 for the twelve-week period ended September 4, 2001 to $522,794 for the same period in 2002.

The net gain on reorganization related items is the result of the removal of assets and accumulated depreciation and capital lease obligations due to the first day rejection of closed or poorly performing units and the sale of a liquor license, partially offset by legal fees directly attributable to the bankruptcy process.

Net loss before discontinued operations net for the twelve-week period ended September 3, 2002 decreased $383,496 or 24.2% from $1,583,691 for the twelve-week period ended September 4, 2001 to $1,120,195 for the same period in 2002. This decrease is principally due to the elimination of fifteen under performing assets and the reduction in general and administrative staffing, partially offset by high cost of the bankruptcy process.

Thirty-six Weeks Ended September 3, 2002 Compared to Thirty-six Weeks Ended September 4, 2001

Revenues for the thirty-six week period ended September 3, 2002 decreased $9,431,767 or 12.2% from $77,433,638 for the thirty-six week period ended September 4, 2001 to $68,001,871 for the same period in 2002. The main factors for the decline in revenue were the soft economy and that ten units in operation during the thirty-six week period ending September 4, 2001 were sold, rejected, or terminated prior to September 3, 2002. Paragon Steakhouse revenue decreased 12.1% for the thirty-six week period ended September 3, 2002 compared to the gross revenue for the same thirty-six period ended September 4, 2001. Revenue from the Company's one original restaurant (Texas

Loosey's) decreased $147,120 or 22.1% from $665,643 for the thirty-six period ended September 4, 2001 to $518,526 for the same period in 2002. The decrease is chiefly attributable to a five week closure for the landlord provided remodeling to an updated concept (Iguana Joe's).

Food and beverage costs for the thirty-six week period ended September 3, 2002 decreased $3,332,778 or 12.3% from $27,155,593 for the thirty-six week period ended September 4, 2001 to $23,822,815 for the same period in 2002. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 35.0% for the thirty-six week period ended September 3, 2002 compared to 35.1% for the same period in 2001. In spite of the revenues declines, bankruptcy related supply issues and conversion to UniPro Distributors the company maintained the food and beverage cost relatively consistent year to year as a percentage of revenue. Immediately after the bankruptcy filing many vendors changed their terms and conditions in order to continue to do business with paragon. This included deposits, loss of discounts, and higher prices. Subsequently, the company has been able to find alternative vendors, renegotiate cash discounts and adjust purchases for the restaurants to reduce overall costs.

Payroll and payroll related costs for the thirty-six week period ended September 3, 2002 decreased $1,473,915 or 5.8% from $25,342,910 for the thirty-six week period ended September 4, 2001 to $23,868,995 for the same period in 2002. Payroll and payroll related costs as a percentage of revenues were 35.1% for the thirty-six week period ended September 3, 2002 compared to 32.7% for the same period in 2001. Although in absolute dollars payroll and payroll related costs decreased the principal reason for this increase as a percentage of revenue was the need to retain a certain minimum staffing per unit to maintain guest services and a positive dining experience despite a decrease in restaurant net revenues.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirty-six week period ended September 3, 2002 decreased $1,242,932 or 7.0% from $17,845,744 for the thirty-six week period ended September 4, 2001 to $16,602,812 for the same period in 2002. These costs as a percentage of revenues were 24.4% for the thirty-six week period ended September 3, 2002 compared to 23.1% for the same period in 2001. Due to the fixed nature of many of these components, management was not able to decrease all the cost in proportion to the declining revenue, also contributing to the increase was higher utility costs especially in the California units and investing more dollars in the Company's marketing programs.

Depreciation and amortization for the thirty-six week period ended September 3, 2002 decreased $309,798 or 12.9% from $2,399,703 for the thirty-six week period ended September 4, 2001 to $2,089,905 for the same period in 2002. The decrease is principally due to the elimination of fifteen under performing Paragon Steakhouse Restaurants. Of the fifteen that were sold, rejected, or terminated, ten were under performing operating units and five were units previously closed but still carrying lease obligations.

General and administrative expenses for the thirty-six week period ended September 3, 2002 decreased $1,624,751 or 32.8% from $4,954,441 for the thirty-six week period ended September 4, 2001 to $3,329,690 for the same period in 2002. General and administrative expenses as a percentage of revenues was 4.9% for the thirty-six week period ended September 3, 2002 compared to 6.4% for the same period in 2001. The decrease in both absolute dollars and percentage relationship to revenue is chiefly the result of the combination of a reduction-in-force and senior management attrition prior to the Chapter 11 filing. The reduction in senior management without significant severance expense included: Chief executive officer, vice-president of operations, three district leaders, a mid-west operations consultant, IS support, and a number of staff positions.

Interest expense and financing costs, net for the thirty-six week period ended September 3, 2002 decreased $238,636 or 12.8% from $1,866,167 for the thirty-six week period ended September 4, 2001 to $1,627,531 for the same period in 2002.

The net gain on reorganization related items is the result of the removal of assets and accumulated depreciation and capital lease obligations due to the first day rejection of closed or poorly performing units and the sale of a liquor license, partially offset by legal fees directly attributable to the bankruptcy process.

Net loss before discontinued operations net for the thirty-six week period ended September 3, 2002 decreased $697,771 from $2,785,003 for the thirty-six week ended September 4, 2001 to $2,087,232 for the same period in 2002. This decrease is principally due to the elimination of fifteen under performing assets and the reduction in general and administrative staffing, partially offset by high cost of the bankruptcy process.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $1,281,930 at September 3, 2002. Management of the Company believes that such cash and cash equivalents together with anticipated cash from operations and the sale of several selected assets (one currently in escrow) is sufficient to cover the cost of operations for at least the next twelve months. If existing cash and cash equivalents and anticipated cash from operations, is insufficient to satisfy the Company's working capital and capital expenditures requirements, the Company may have to sell additional equity or debt securities or obtain credit facilities, to the extent the Company is able.

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

INTEREST RATE SENSITIVITY. As of September 3, 2002, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President, who serves as the Company's principal executive officer and principal financial and accounting officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The total amount of debt that is in default as of November 6, 2002 is $3,234,285 of which $1,100,000 is convertible debt and $2,134,285 is included in notes payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- None

(b) Reports on Form 8-K -- None

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

Date: November 6, 2002

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 6, 2002

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