Form 10-K
period 2002-12-24
STEAKHOUSE PARTNERS INC
filed 2004-04-28
CIK 1017156

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C

                             ----------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 24, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: | | YES |X| NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

Registrant's revenues for its most recent fiscal year (ended December 24, 2002):
$97,102,252

Aggregate market value of voting stock held by non-affiliates: $3,357

Indicate the number of shares outstanding of each of the registrant's classes of common stock: 3,386,522 common shares were outstanding as of December 30, 2003.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: | | YES |X| NO

Documents Incorporated by Reference:

The index to exhibits is located on page 27.

                                TABLE OF CONTENTS

Item

                                                                                      PAGE

                                     PART I

Item 1. Business........................................................................1
Item 2. Properties.....................................................................12
Item 3. Legal Proceedings..............................................................13
Item 4. Submission of Matters to a Vote of Security Holders............................13

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related
            Stockholder Matters........................................................13
Item 6. Selected Financial Data........................................................15
Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .....................................................16
Item 7a.Quantitative and Qualitative Disclosures about Market Risk ....................24
Item 7b.Critical Accounting Policies...................................................24
Item 8. Financial Statements and Supplementary Data....................................25
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................25

                                    PART III

Item 10. Directors, Executive Officers of the Registrant ..............................26
Item 11. Executive Compensation........................................................26
Item 12. Security Ownership of Certain Beneficial Owners and Management ...............26
Item 13. Certain Relationships and Related Transactions ...............................26

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............27
Signatures ............................................................................30
Section 302 Certification .............................................................31

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

BACKGROUND

Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 50 full-service steakhouse restaurants located in nine states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is $24.74 (including alcoholic beverages) and it currently serves over 4.3 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. Company management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after it has completed the reorganization process described below under "Bankruptcy Filing".

On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouse restaurants and Pacific Basin Foods Inc., ("Pacific Basin") a restaurant food distribution company. Paragon and Pacific Basin are now wholly owned subsidiaries of the Company.

BANKRUPTCY FILING

On February 15, 2002 Steakhouse Partners filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District in California. On February 19, 2002 Paragon, a wholly owned subsidiary of Steakhouse Partners, also filed for relief under Chapter 11 of the Bankruptcy Code. The filing was made in connection with the Company's inability to timely pay certain notes aggregating $1,734,285 (see Notes 8 and 10 to the accompanying Consolidated Financial Statements). Pacific Basin Foods, the other wholly owned subsidiary of Steakhouse Partners, on October 11, 2002 ceased operations and filed under Chapter 7 of the United States Bankruptcy Code. Steakhouse Partners and Paragon have and will continue to manage their properties and operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets.

On December 19, 2003 the U.S. Bankruptcy Court Central District of California - Riverside Division confirmed and the Official Creditor's Committee approved the Joint Plan of Reorganization. Under the terms of the Plan as of the effective date (December 31, 2003) the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC. will convert to 90% of the common stock and the balance of the Common Stock will be given to the unsecured creditors as partial payment of their claims. The unsecured creditors should also receive between $0.50 and $0.70 on the dollar cash payment in the form of a three-year note providing for periodic payments. All existing Common Stock, stock options, warrants and preferred stock will be cancelled as of the effective date.

Also the approved plan provides for the payment term(s) for all classes of creditors. I-Dine (Secured) has stipulated to a note payable over 4 years plus interest. Critical Capital (Secured) has agreed to a 6- year note, the first three payable monthly interest only the last three principal and interest. Priority taxes per applicable statute will have a four-year note principal and interest. The unsecured creditors were broken down into two classes. The first class was those creditors that were scheduled at less than $4,000. This class would be paid at $0.50 on the dollar within 30 days of the effective date. The second class was those $4,000 and greater. They would receive a $1.0 million down payment, within 30 days of the effective date and a note for $5.0 million payable over three years (periodic payments) with no interest.

Finally, the plan provided for the Company to assume 25 profitable restaurants as its core. For all the other units, either the Company's leasehold interest was sold or the leases were rejected as of the effective date. Any claims associated with the rejected leases were provided for in the joint plan of reorganization.

In connection with the Company emerging from bankruptcy protection we implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented the Company's estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by the Reorganized Company and the final settlement amounts are recognized as they occur.

To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed.

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ("goodwill") was approximately $18,900,000 as of December 31, 2003.

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. However, as a result of the bankruptcy filings, such realization of certain of the Company's assets and liquidation of certain of the Company's liabilities are subject to significant uncertainty. Furthermore, a plan of reorganization could materially change the amounts and classifications reported in the Consolidated Financial Statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization. See Note 2 to the Consolidated Financial Statements included in this report.

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

RESTAURANT CONCEPTS

All of our restaurants are positioned as destination restaurants that attract loyal clientele. By our use of the term destination restaurants, we mean that we seek to establish our restaurants as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. Our restaurants are full-service steakhouses (with two exceptions). We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our "signature product" and is the basis for our distinctive merchandising commitment to "The Best Prime Rib in Town". Our prime rib, which is served in a herb crust, is slow roasted for seven hours to enhance its flavor and tenderness. Portions are deliberately generous. Prime Rib and Steaks account for approximately 65.0% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 18.8% of our net sales.

Most of our restaurants are open daily from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:00 a.m. on weekdays; most of these restaurants are closed for lunch on weekends.

We currently operate in three distinctive steakhouse markets.

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE AND MOUNTAIN JACK'S

We have 37 steakhouses operating under the brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's for which the average dinner check is approximately $23.00 per guest range. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and have the "look and feel" of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

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

CARVERS

We have 8 steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average dinner check per guest of slightly more than $29.00. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton's and Ruth's Chris.

Our Carvers restaurants are also typically housed in freestanding buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately 220 seats. The Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events. We are currently developing the next generation lunch and dinner menus for Carvers.

UNIQUE CONCEPTS

We have 5 unique formal restaurants housed in landmark buildings in prime locations near or at tourist sites, which also serve as the destination or special occasion restaurant in their respective communities. The menu at these restaurants are also unique for which the average dinner check per guest is $26.80. These restaurants typically have one or more banquet rooms.

We will continue our efforts to differentiate our restaurants by emphasizing personal and attentive service, consistent high-quality, fresh products and position in the mid-priced, full service steakhouse segment of the restaurant industry.

REORGANIZATION STRATEGY

Management plans to restructure the Company's debt through the Chapter 11 reorganization process, improve the Company's financial performance through cost-reduction and restructuring of administrative overhead, and raise money through equity or the selective sale of non-strategic restaurants. Our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers) and through the acquisition of steakhouse (step-up casual) restaurants. Key components of our strategy include leveraging established brands, achieving operating efficiencies and cost savings through volume discounts on purchases, and efficiently penetrating new markets.

MARKETING

We rely principally on our commitment to customer service and excellent price-value relationship to attract and retain customers. Accordingly, we focus our resources on seeking to provide customers with high-quality and attentive service, value and an exciting and vibrant atmosphere.

Our marketing efforts consist of local media advertising, diners club participation and discount coupons. Local advertising and couponing consists of bulk mailers, freestanding newspaper inserts and targeted direct mailers. We have also successfully offered discounts to encourage more people to try our restaurants, as well as to increase weekday customer counts. We also evaluate local image advertising opportunities and are utilizing spot radio strategies in affordable markets.

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

The management team for a typical steakhouse restaurant generally consists of one general manager, one or two assistant managers and a kitchen manager. Each restaurant also employs a staff consisting of approximately 40 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a District Leader, who each supervise eight to 12 restaurants, and who, in turn, reports to our vice president of operations. Restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management defines operations and performance objectives for each restaurant and monitor implementation. Senior management regularly visits various of our restaurants and meets with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of restaurant operations and personnel development.

Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a restaurant manager or an experienced key employee. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees' concerns.

PURCHASING

We purchase our food and beverage products from two UniPro Food Distributors; Southwest Traders on the West Coast and Abbott Foods in the Mid-West. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the corporate support center for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies.

PACIFIC BASIN FOODS

The Pacific Basin Foods subsidiary was a wholesale food distributor serving the restaurant industry. Its principal clients were Paragon and several small regional chains. In addition to the sale and distribution of food supplies to restaurants, Pacific Basin Foods provided furniture, fixtures and equipment to restaurants. As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economic feasibility also diminished. Therefore, on October 11, 2002 Pacific Basin Foods ceased operations and filed under Chapter 7 with the United States Bankruptcy Court for the Central District of California- Riverside Division.

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

EMPLOYEES

At December 24, 2002, we employed approximately 2,637 individuals, of which 228 occupy executive, managerial or clerical positions, and 2,409 hold non-managerial restaurant-related positions. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

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

IF WE ARE NOT SUCCESSFUL IN OUR REORGANIZATION PLANS, OUR BUSINESS OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

On February 15, 2002 Steakhouse Partners, Inc and on February 19, 2002 its wholly owned subsidiary Paragon Steakhouse Restaurants, Inc. filed for federal reorganization protection under Chapter 11. On December 19, 2003 the U.S. Bankruptcy Court confirmed and the Official Creditor's Committee approved the Joint Plan of Reorganization. Under the terms of the Plan as of the effective date (December 31, 2003) the Debtor-in-Possession financing as provided for by Steakhouse Investors, Inc will convert to 90% of the common stock and the balance of the Common Stock will be given to the unsecured creditors as partial payment of their claims. The unsecured creditors will also receive between $0.50 and $0.70 on the dollar cash payment in the form of a three-year note providing for periodic payments.

If we are not successful in selling certain units and cash flow from operations is insufficient to satisfy the periodic payments required to our creditors, deferred capital improvements and expansion, it will seriously effect our ability to meet our plan objectives and we may be forced to liquidate the Company.

IF WE ARE NOT SUCCESSFUL IN OUR EXPANSION PLANS, OUR BUSINESS OPERATIONS AND OUR ABILITY TO CONTINUE AS A GOING CONCERN COULD BE MATERIALLY ADVERSELY AFFECTED.

Long term, we intend to expand our operations through the construction of new restaurant properties and/or acquisition of existing properties. Our ability to open additional restaurants will depend upon our ability to identify and acquire available new construction sites or restaurant conversions at favorable prices. We must also have sufficient available funds from operations or otherwise to support this expansion.

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

Our growth may also strain our management and other resources. To manage our growth, we must:

     o maintain a high level of quality and service at our existing and future restaurants;

     o    enhance our operational, financial and management expertise; and

     o    hire and train experienced and dedicated operating personnel.

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL
PROFITS.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred a net loss of approximately $6,582,559 for the fiscal year ended December 24, 2002, a net loss of approximately $16,710,000 for the fiscal year ended December 25, 2001, a net loss of approximately $621,000 for the fiscal year ended December 26, 2000, a net loss of approximately $3.9 million for the fiscal year ended December 26, 1999 and a net loss of approximately $3.0 million for the fiscal year ended December 29, 1998. As of December 24, 2002 we had an accumulated deficit of approximately $32.8 million.

In order to operate profitably, we must:

     o further improve operating margins at our existing restaurants while investing in the units' infrastructure;

     o    successfully drive top line sales at each of our units; and

     o capitalize on the general and administrative cost savings implemented during the last fiscal year.

FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

Our restaurant operations are subject to certain federal and state laws and government regulations:

     o    National and local health and sanitation laws and regulations;

     o    National and local employment and safety laws and regulations; and

     o    Local zoning, building code and land-use regulations.

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

ADVERSE ECONOMIC CONDITIONS IN A LIMITED NUMBER OF STATES COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

Our restaurants are located in 9 states, predominantly on the West Coast and in the Great Lakes region. Adverse economic conditions in these regions could have an adverse effect on our financial results. Each of our restaurants represents a significant investment and long-term commitment, which limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations.

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

Key competitive factors include:

     o    the quality and value of the food products offered;

     o    the quality of service;

     o    the price of the food products offered;

     o    the restaurant locations; and

     o    the ambiance of facilities.

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

UNFORESEEN COST INCREASES COULD ADVERSELY AFFECT OUR POTENTIAL PROFITABILITY.

Our potential profitability is highly sensitive to increases in food, labor and other operating costs, as well as the costs of the reorganization process. Our dependence on frequent deliveries of fresh food supplies means that shortages or interruptions in supply could materially and adversely affect our operations. In addition, unfavorable trends or developments concerning the following factors could adversely affect our results:

     o    inflation, food, labor and employee benefit costs; and

     o rent increases resulting from rent escalation provisions in our leases.

We may be unable to anticipate or react to changing prices. If we cannot modify our purchase practices or quickly or readily pass on increased costs to customers, our business could be materially affected.

SHAREHOLDERS WILL NOT BE ABLE TO RESELL THEIR STOCK.

Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The Joint Plan of Reorganization confirmed by the United States Bankruptcy Court and approved by the Official Creditors Committee does not provide for full payment to the creditors nor does it provide for the participation of holders of equity. As of the effective date (December 31, 2003) Steakhouse Investors, Inc. debtor-in-possession financing will convert to 90% of the common stock and the balance will go to the unsecured creditors. At this time the existing equity interests in the reorganized debtor will be cancelled.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS OR THE PLAN OF REORGANIZATION IS UNSUCCESSFUL, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OR ALL OF OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

We currently do not have any firm commitments for additional financing. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to the Company's inability to continue as a going concern.

ITEM 2.       DESCRIPTION OF PROPERTY.

As of December 24, 2002, the Company leased all of its restaurant locations. Lease terms are generally 10 to 35 years, with renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective. On July 19, 2000, the Company completed a sale and leaseback transaction with PS Realty Partners, LP with respect to 19 of its properties, yielding net proceeds of approximately $22 million. The Company utilized a majority of these net proceeds to pay down a $20 million mortgage debt.

RESTAURANT LOCATIONS AS OF DECEMBER 24, 2002

The following table sets forth the location of our existing Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's, Carvers restaurants and our unique formal restaurants:

ARIZONA           Oakland           INDIANA          NORTH CAROLINA
Phoenix           Oceanside         Indianapolis     Raleigh
Tempe             Pleasanton        Lafayette
Yuma              S. San Francisco
                  S. San Jose       MICHIGAN         OHIO
CALIFORNIA        Sacramento        Auburn Hills     Sharonville
Bakersfield       San Diego         Clinton Township Independence
Concord           Santa Rosa        Grandville       North Olmstead
Fairfield         Temecula          Kentwood
Fremont           Thousand Oaks     Lansing          WISCONSIN
Lafayette         Ventura           Taylor           Madison
Milpitas                            Troy
Modesto                             Portage
                                    Traverse City

CARVERS LOCATIONS:           Farmington Hills, Michigan   UNIQUE FORMAL LOCATIONS:
Glendale, Arizona            Beachwood, Ohio              Folsom, California
Rancho Bernardo, California  Centerville, Ohio            Rancho Cordova, California
Roseville, California        Sandy, Utah                  Riverside, California
Greenwood, Indiana                                        South Bend, Indiana
                                                          Williamsburg, Virginia

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

ITEM 3. LEGAL PROCEEDINGS

During June 2002, Mr. Richard Lee, the Company's former Chief Executive Officer, filed a claim with the Bankruptcy Court against the Company for approximately $2,000,000, alleging, among other things, unpaid consulting fees and wrongful termination. In 2003 the Company settled this claim for approximately $4,000 in a priority claim and $130,000 as an unsecured claim.

In the opinion of management, other than the bankruptcy filing described above, there are no legal proceedings, which will have a material adverse effect on the financial position or operating results of the Company. See Part I Item 1. Description of Business--Bankruptcy Filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

MARKET INFORMATION

The Common Stock of the Company had been trading on the NASDAQ Small Cap Market under the symbol "SIZL" from February 27, 1998, the date of the Company's initial public offering to December 19, 2001 the day it was delisted. It is currently traded over-the-counter on the Pink Sheets under the symbol "SIZLQ.PK".

The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Year ended December 31, 2000

                                             HIGH         LOW

         First Quarter ................     $7.00        $4.50
         Second Quarter................      5.35         2.03
         Third Quarter ................      4.75         2.25
         Fourth Quarter................      7.22         2.75

Year ended December 31, 2001

                                            HIGH         LOW

         First Quarter ................    $4.625       $2.375
         Second Quarter................      3.80         1.56
         Third Quarter ................      1.74         0.86
         Fourth Quarter................      0.99         0.28

Year ended December 31, 2002

                                            HIGH         LOW

         First Quarter ................     $0.28        $0.01
         Second Quarter................      0.19         0.01
         Third Quarter ................      0.15         0.02
         Fourth Quarter................      0.10         0.00

HOLDERS

As of December 30, 2003 there were approximately 660 record holders of the Company's Common Stock.

DIVIDENDS

The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the reorganization plan.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue within the period covered by this Report any securities, which were not registered pursuant to the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for the five years ended December 24, 2002 has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 24, 2002, and the Management's Discussion and Analysis of Financial Condition and Results of Operations:

INCOME STATEMENT DATA:.......       2002              2001             2000                1999            1998*
                                 -----------      ------------      ------------     ------------       -----------
Revenues.....................    $97,102,252      $110,684,409      $123,618,199     $129,555,321       $ 6,519,421
                                 -----------      ------------      ------------     ------------       -----------
COST OF SALES
  Food and beverage..........     33,886,807        38,480,981        43,119,602       45,295,172         2,569,457
  Payroll and payroll
      related costs..........     34,312,955        36,719,587        39,504,498       43,119,394         2,001,542
  Direct operating costs ....     24,297,312        27,259,432        25,843,817       28,276,325         1,441,367
  Reserve on impairment of
      property, plant,
      and equipment..........             --         6,581,527           388,868               --                --
  Depreciation and
      amortization...........      2,785,465         3,452,109         3,703,346        4,045,155           148,156
                                 -----------      ------------      ------------     ------------       -----------
    Total cost of sales......     95,282,539       112,493,636       112,560,131      120,736,046         6,160,522
                                 -----------      ------------      ------------     ------------       -----------
GROSS PROFIT (LOSS)..........      1,819,713       (1,809,227)       11,058,068         8,819,275           358,899
COSTS AND EXPENSES
  General and administrative
  Expenses...................      5,104,117         8,514,500         7,561,262        8,033,124         2,219,992
  Legal Settlement                        --           800,000                --               --                --
  Reserve for advances
      to officers............        277,016           616,584                --               --                --
                                 ===========      ============      ============     ============       ===========
   INCOME (LOSS) BEFORE OTHER
    INCOME (EXPENSE)              (3,561,420)      (11,740,311)        3,496,806          786,151        (1,861,093)

OTHER INCOME (EXPENSE)
  Gain on sale of property,               --               --          1,589,480               --                --
      plant, and equipment ..
  Interest income............             --               --                 --           22,069            68,495
  Miscellaneous income.......        392,990           259,568           260,988               --                --
  Interest and financing
      costs .................     (2,327,903)       (2,690,839)       (3,524,994)      (4,469,459)         (844,961)
  Forgiveness of
      officer advances ......             --               --           (442,058)              --                --
                                 -----------      ------------      ------------     ------------       -----------
    Total other income
     (expense) ..............     (1,934,913)       (2,431,271)       (2,116,584)      (4,447,390)         (816,466)
                                 -----------      ------------      ------------     ------------       -----------
Income (loss) before
reorganization items,
provisions for income taxes,
and discontinued operations .     (5,496,333)      (14,171,582)        1,380,222       (3,661,239)       (2,677,559)
                                 -----------      ------------      ------------     ------------       -----------
REORGANIZATION ITEMS
  Gain on sale of property,
      plant, and
      equipment .............      2,048,350               --                 --               --                --
  Professional Fees .........     (1,216,883)              --                 --               --                --
   Idine settlement .........       (960,000)              --                 --               --                --
                                 -----------      ------------      ------------     ------------       -----------
  Total reorganization items.       (128,533)              --                 --               --                --
                                 -----------      ------------      ------------     ------------       -----------
INCOME (LOSS) BEFORE PROVISION
    FOR INCOME TAXES AND
    DISCONTINUED
    OPERATIONS...............     (5,624,866)      (14,171,582)        1,380,222       (3,661,239)       (2,677,559)
PROVISION FOR INCOME TAXES ..        129,758           148,341            53,419            4,816             6,044
                                 -----------      ------------      ------------     ------------       -----------
INCOME (LOSS) BEFORE
    DISCONTINUED
    OPERATIONS...............     (5,754,624)      (14,319,923)        1,326,803       (3,666,055)       (2,683,603)

DISCONTINUED OPERATIONS,
    NET OF
    INCOME TAXES OF
    $850, $850 & $1,851......       (827,935)       (2,396,821)       (1,948,247)        (228,984)         (278,125)
                                 -----------      ------------      ------------     ------------       -----------
Net loss ....................    $(6,582,559)     $(16,716,744)       $ (621,444)    $ (3,895,039)     $ (2,961,728)
                                 ===========      ============      ============     ============       ===========
EARNINGS (LOSS) PER SHARE
BASIC
 Earnings (Loss) from
 continuing operations ......        $ (1.70)          $ (4.23)          $  0.39          $ (1.31)          $ (0.80)
 Loss from discontinued
 operations .................        $ (0.24)          $ (0.71)          $ (0.58)         $ (0.08)          $ (0.46)
                                     -------           -------           -------          -------           -------
BASIC LOSS PER SHARE ........        $ (1.94)          $ (4.94)          $ (0.18)         $ (1.39)          $ (1.26)

DILUTED LOSS PER SHARE
 Earnings (Loss) from
 continuing operations.......        $ (1.70)          $ (4.23)          $  0.38          $ (1.31)          $ (0.80)
 Loss from discontinued
 operations .................        $ (0.24)          $ (0.71)          $ (0.58)         $ (0.08)          $ (0.46)
                                     -------           -------           -------          -------           -------
DILUTED LOSS PER SHARE ......        $ (1.94)          $ (4.94)          $ (0.20)         $ (1.39)          $ (1.26)

SHARES USED TO CALCULATE
LOSS PER SHARE
Basic .......................      3,386,522         3,386,522         3,369,022        2,802,186         2,350,578
Diluted .....................      3,386,522         3,386,522         3,535,570        2,802,186         2,350,578
                                 ===========      ============      ============     ============       ===========

BALANCE SHEET DATE:                2002               2001            2000               1999             1998
                                 -----------      ------------      ------------     ------------       -----------
TOTAL ASSETS ................   $ 25,994,981      $ 31,000,321      $ 43,724,855     $ 57,243,510      $ 59,007,038
TOTAL DEBT,
    EXCLUDING CAPITAL
    LEASE OBLIGATIONS .......   $  2,188,485      $  5,760,306      $  5,797,953     $ 26,115,608      $ 27,290,713
   Stockholders' equity
    (deficit) ...............   $(20,895,668)     $(14,373,109)     $  2,172,237     $  2,501,346      $  1,551,705

--------------
*Steakhouse Partners, Inc. (aka Galveston Steakhouse Restaurants) acquired Paragon Steakhouse Restaurants in December, 1998.

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 24, 2002 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

As of December 24, 2002 the Company operated 51 full-service steakhouse restaurants located in nine states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, Mountain Jack's Steakhouse, Iguana Joe's and Galveston's. On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants. On February 28, 2002 the Company rejected nine (9) leases as part of the bankruptcy process and the reorganization plan. As of December 2002, the Company had rejected or sold sixteen (16) units. See notes 2 and 6 to the accompanying Consolidated Financial Statements.

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

We had three (3) business units, which had separate management and reporting infrastructures that offer different products and services. The business units were aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consists of two business units -- Paragon Steakhouse Restaurants, Inc. and Steakhouse Partners, Inc. -- that operate specialty restaurants around the country. Our food service distribution segment, which operated as Pacific Basin Foods, performed distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economically feasible also diminished. Therefore, on October 11, 2002 Pacific Basin Foods ceased operations and filed under Chapter 7 with the United States Bankruptcy Court in Riverside, California.

RESULTS OF OPERATIONS

52 Weeks Ended December 24, 2002 Compared to the 52 Weeks Ended December 25,
2001

Revenues for the year 52 weeks ended December 24, 2002 decreased $13,582,157 or 12.3% from $110,684,409 for the year ended December 25, 2001 to $97,102,252 for the same period in 2002. Net revenue for Paragon Steakhouse Restaurants decreased $13,509,978 or 12.3% from $109,731,118 for the fifty-two week period ended December 25, 2001 to $96,221,140 for the same period in 2002. The decrease is substantially attributable to the decrease in total operating units. Between the filing date of bankruptcy and the end of 2002, sixteen (16) operating units were closed and/or sold. The same store sales for those units that were still open at the end of the year reflected a decline of 3.2% for the 52 weeks ended December 24, 2002 versus the same period in 2001. Revenue from the Company's only remaining original restaurant (Iguana Joe's) decreased $72,179 or 7.6% from $953,291 for the fifty-two week period ended December 25, 2001 to $881,112 for the same period in 2002. The decrease is the result of this unit being shut down for approximately six weeks for remodeling and opening as a new concept Iguana Joe's.

Food and beverage costs for the fifty-two week period ended December 24, 2002 decreased $4,594,174 or 11.9% from $38,480,981 for the fifty-two week period ended December 25, 2001 to $33,886,807 for the same period in 2002. Food and beverage costs as a percentage of restaurant revenues was 34.9% for the fifty-two week period ended December 24, 2002 compared to 34.8% for the same period in 2001. Even with the reduced volume at the unit level, the Company was able to hold food costs consistent with the previous year without sacrificing quality or quantity. This includes the cost of the transition from the Company owned food distributor (Pacific Basin Foods) to two outside UniPro Distributors (one in the West and one in the Mid-west) in October of 2002.

Payroll and payroll related costs for the fifty-two week period ended December 24, 2002 decreased $2,406,632 or 6.6% from $36,719,587 for the fifty-two week period ended December 25, 2001 to $34,312,955 for the same period in 2002. The total payroll and payroll related costs as a percentage of revenues were 35.3% for the fifty-two week period ended December 24, 2002 compared to 33.2% for the same period in 2001. The chief reason for this increase as a percentage relationship to revenue is that the decrease in the restaurants net revenue was slightly greater than the minimum staffing that is required per unit to maintain guest services and a positive dining experience. Also contributing to the increase is as a result of the bankruptcy, workman's compensation state run insurance rates are approximately 50.0% higher than the normal premiums charged by insurance agencies.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 24, 2002 decreased $2,962,120 or 10.9% from $27,259,432 for the fifty-two week period ended December 25, 2001 to $24,297,312 for the same period in 2002. However, these costs as a percentage of restaurant revenues were 25.0% for the fifty-two week period ended December 24, 2002 compared to 24.6% for the same period in 2001. The chief reason for this increase as a percentage relationship to revenue is that the fixed or indirectly variable nature of Direct operating costs does not allow for a proportionate decrease in expenses versus revenue. Also contributing to the increase is as a result of the bankruptcy general liability insurance rates are almost 30.0% higher than the normal premiums.

Depreciation and amortization for the fifty-two week period ended December 24, 2002 decreased $666,644 or 19.3% from $3,452,109 for the fifty-two week period ended December 25, 2001 to $2,785,465 for the same period in 2002. The main reason for this decrease is the sale and/or rejection of sixteen (16) operating units during the course of 2002.

General and administrative expenses for the fifty-two week period ended December 24, 2002 decreased $3,410,383 or 40.1% from $8,514,500 for the fifty-two week period ended December 25, 2001 to $5,104,117 for the same period in 2002. General and Administrative expenses as a percentage of restaurant revenues was 5.3% for the fifty-two week period ended December 24, 2002 compared to 7.7% for the same period in 2001. The principal reasons for this decrease in expense are; in 2001 a reserve for expenses associated with a consulting agreement ($539,409); adjusted officer compensation ($156,813); a reserve for consulting fees for sale-leaseback ($175,000); a reserve for estimated payroll tax liability relating to Richard M. Lee ($331,895); a reserve for sublease rent (bad debt) for a unit rejected February 2002 ($93,357) versus 2002 when no additional reserves or write-offs were required. In addition, 2002 was further reduced by the reduction in work force implemented in conjunction with the reorganization.

Total other income and interest expense, net for the fifty-two week period ended December 24, 2002 decreased $496,358 or 20.4% from $2,431,271 for the fifty-two week period ended December 25, 2001 to $1,934,913 for the same period in 2002. The decrease is principally due to the reduction in interest expense chiefly the result of filing for bankruptcy and the stay of certain interest expense.

Total reorganization items, net for the fifty-two week period ended December 24, 2002 was a loss of $128,533. The loss was chiefly the result of Legal and Professional fees specifically associated with the bankruptcy ($1,216,883) and a stipulated compromise with a secured creditor ($960,000). This was almost totally offset from gains associated with the rejection of 15 leases and the sale of the leasehold interest in 3 other units that totaled $2,048,350.

On October 11, 2002 Pacific Basin Foods ceased operations and filed for Chapter 7 with the United States Bankruptcy Court in Riverside, California. The financial results have been adjusted to reflect the impact of the discontinuation of Pacific Basin Foods. The total loss from the discontinued operations was $827,935.

Net loss for the fifty-two week period ended December 24, 2002 decreased $10,134,185 from $16,716,744 for the fifty-two week ended December 25, 2001 to $6,582,559 for the same period in 2002. The decrease is principally due to in 2001 there were non-recurring expenses such as: asset impairment reserves ($6,581,000) for certain under performing assets and significantly higher general and administrative expenses ($4,114,255) as a result of reserves for loans; fees; insurance; taxes bad debt; as well as, a larger work force.

52 Weeks Ended December 25, 2001 Compared to the 52 Weeks Ended December 26,
2000

Revenues for the year 52 weeks ended December 25, 2001 decreased $12,933,790 or 10.5% from $123,618,199 for the year ended December 26, 2000 to $110,684,409 for the same period in 2001. Net revenue for Paragon Steakhouse Restaurants decreased $12,979,327 or 10.6% from $122,710,445 for the fifty-two week period ended December 26, 2000 to $109,731,118 for the same period in 2001. The decrease is substantially attributable to the economic recession compounded by the events of September 11th. Revenue from the Company's only remaining original restaurant (Galveston) increased $45,537 or 5.0% from $907,754 for the fifty-two week period ended December 26, 2000 to $953,291 for the same period in 2001.

Food and beverage costs for the fifty-two week period ended December 25, 2001 decreased $4,638,621 or 10.8% from $43,119,602 for the fifty-two week period ended December 26, 2000 to $38,480,981 for the same period in 2001. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 34.8% for the fifty-two week period ended December 25, 2001 compared to 34.9% for the same period in 2000. Even with the reduced volume at the unit level the Company was able to hold food costs consistent with the previous year without sacrificing quality or quantity.

Payroll and payroll related costs for the fifty-two week period ended December 25, 2001 decreased $2,784,911 or 7.0% from $39,504,498 for the fifty-two week period ended December 26, 2000 to $36,719,587 for the same period in 2001. Payroll and payroll related costs were 33.2% of restaurant revenues for the fifty-two week period ended December 25, 2001 compared to 32.0% for the fifty-two week period ended December 26, 2000. The major reason for this increase as a percentage relationship to revenue is the decrease in the restaurants net revenue was slightly greater than the minimum staffing that is required per unit to maintain guest services and a positive dining experience.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 25, 2001 increased $1,415,615 or 5.8% from $25,843,817 for the fifty-two week period ended December 26, 2000 to $27,259,432 for the same period in 2001. Direct operating costs for the restaurants were 24.6% of restaurant revenue for the fifty-two week period ended December 25, 2001 compared to 20.9% for the fifty-two week period ended December 26, 2000. The difference is primarily due to an increase in insurance reserves required for current and estimated future liabilities ($464,107), versus a self-insurance reserve reduction ($1,034,135) in 2000.

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

Depreciation and amortization for the fifty-two week period ended December 25, 2001 decreased $251,237 or 6.8% from $3,703,346 for the fifty-two week period ended December 26, 2000 to $3,452,109 for the same period in 2001.

General and administrative expenses for the fifty-two week period ended December 25, 2001 increased $953,238 or 12.6% from $7,561,262 for the fifty-two week period ended December 26, 2000 to $8,514,500 for the same period in 2001. General and Administrative expenses as a percentage of restaurant revenues was 7.7% for the fifty-two week period ended December 25, 2001 compared to 6.1% for the same period in 2000. The principal reasons for this increase in expense are; a reserve for expenses associated with a consulting agreement ($539,409); adjusted officer compensation ($156,813); a reserve for consulting fees for sale-leaseback ($175,000); a reserve for estimated payroll tax liability relating to Richard M. Lee ($331,895); a reserve for sublease rent (bad debt) for a unit rejected February 2002 ($93,357). The adjusted General and administrative expense without these reserves and write-offs is $7,218,026 or 6.5% of restaurant revenues. This number was further reduced by the reduction in work force implemented in conjunction with the reorganization.

Total other income and interest expense, net for the fifty-two week period ended December 25, 2001 increased $314,687 or 14.9% from $2,116,584 for the fifty-two week period ended December 26, 2000 to $2,431,271 for the same period in 2001. The increase is principally due to in 2001 the Company's Paragon Subsidiary sold two previously closed (prior to December, 1998) Mountain Jack's Steakhouse in Warren and Harper Woods, MI for a gain of $1,274,702 plus the net gain of selling three other locations. This was partially offset in 2001 by the forgiveness of $442,058 of advances to two officers.

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

Year Ended December 26, 2000 Compared to the Year Ended December 28, 1999

Revenues for the year ended December 26, 2000 decreased $5,937,122 or 4.6% from $129,555,321 for the year ended December 28, 1999 to $123,618,199 for the same period in 2000. The decrease is substantially attributable to the sale or closure of 8 under performing Paragon and Galveston restaurants. This was partially offset by a 4.1% increase in Paragon's same store sales from the comparable fifty-two week period in 1999. Revenue from the Company's original restaurants (Galveston) decreased $1,585,713 or 63.6% from $2,493,467 for the fifty-two week period ended December 28, 1999 to $907,754 for the same period in 2000. The decrease was the result of selling one restaurant, subleasing another and closing down a third pending its sale.

Food and beverage costs for the fifty-two week period ended December 26, 2000 decreased $2,175,570 or 4.8% from $45,295,172 for the fifty-two week period ended December 28, 1999 to $43,119,602 for the same period in 2000. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 34.9% for the fifty-two week period ended December 26, 2000 compared to 35.0% for the same period in 1999. The factors for this improvement were operating efficiencies, menu simplification and a small price increase partially offset by higher beef costs.

Payroll and payroll related costs for the fifty-two week period ended December 26, 2000 decreased $3,614,896 or 8.4% from $43,119,394 for the fifty-two week period ended December 28, 1999 to $39,504,498 for the same period in 2000. Payroll and payroll related costs were 32.0% of restaurant revenues for the fifty-two week period ended December 26, 2000 compared to 33.3% for the fifty-two week period ended December 28, 1999. The major reason for this decrease is the reduction in force expense and its proportionate effect on these numbers.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 26, 2000 decreased $2,432,508 or 8.6% from $28,276,325 for the fifty-two week period ended December 28, 1999 to $25,843,817 for the same period in 2000. These costs as a percentage of restaurant revenues were 20.9% for the fifty-two week period ended December 26, 2000 compared to 21.8% for the same period in 1999. The decrease is primarily due to the cost reduction program and elimination of excessive coupon usage implemented during the first half of 1999. This was partially offset by higher utility costs especially in the California units, the operating lease portion of the sale leaseback and investing more dollars in the Company's guest relations program in the second half of the period.

Depreciation and amortization for the fifty-two week period ended December 26, 2000 decreased $341,809 or 8.4% from $4,045,155 for the fifty-two week period ended December 28, 1999 to $3,703,346 for the same period in 2000. The decrease is principally due to the sale of one non-performing Texas Loosey's restaurant, five non-performing Paragon steakhouse restaurants (of which one was already closed), partially off set by adjusting Paragon's asset base to reflect the purchase price paid by Steakhouse Partners and new asset life.

General and administrative expenses for the fifty-two week period ended December 26, 2000 decreased $471,862 or 5.9% from $8,033,124 for the fifty-two week period ended December 28, 1999 to $7,561,262 for the same period in 2000. General and administrative expenses as a percentage of restaurant revenues was 6.1% for the fifty-two week period ended December 26, 2000 compared to 6.2% for the same period in 1999. The same percentage relationship to revenues is principally due to non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the reduction in force and other cost savings measures implemented by management in the first half of 1999. These savings are partially offset by planned investments in additional training programs and recruitment to develop and improve the Company's District Leaders and General Managers.

Total other income and interest expense, net for the fifty-two week period ended December 26, 2000 decreased $2,330,806 or 52.4% from $4,447,390 for the fifty-two week period ended December 28, 1999 to $2,116,584 for the same period in 2000. The decrease is principally due to the Company's Paragon Subsidiary selling two previously closed (prior to December, 1998) Mountain Jack's Steakhouse in Warren and Harper Woods, MI for a gain of $1,274,702 plus the net gain of selling three other locations. This was partially offset by the forgiveness of $442,058 of advances to two officers.

Net loss for the fifty-two week period ended December 26, 2000 decreased $3,273,595 or 84.0% from $3,895,039 for the fifty-two week ended December 28, 1999 to $621,444 for the same period in 2000. The decrease is principally due to the operational improvements and labor efficiencies that management introduced in the fifty-two week period ended December 28, 1999. Also contributing to the decrease was non-recurring expenses associated with the acquisition of Paragon not being incurred for the same period in 2000, as well as, the gain from selling two (2) previously closed Mountain Jack's Steakhouse in Warren and Harper Woods, MI. This was partially offset by an executive bonus accrual, the major restructuring and additional training and recruitment for Paragon Steakhouse.

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

The Company had a cash and cash equivalents balance of $2,750,673 at December 24, 2002. During the year the Company maintained a current ratio of 0.49-to-1, which arose from a working capital deficit of $5,405,111. In addition, as described above, the Company is in default with secured financing as of December 31, 2001, and on February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. In addition to the sale of selected assets in the reorganization process under Chapter 11, the Company may need additional sources of financing during the next 12 months to fund our reorganization plan. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

On August 13, 2003 the United States Bankruptcy Court in Riverside, California entered the order approving the Debtor-in Possession financing of $5.0 million available immediately. Per the terms of the financing agreement approved by the court upon the effective date of the Company's Plan of Reorganization the loan will convert to 90% of the Common Stock and the existing common stock of the debtor will be canceled.

The Company has a cash and cash equivalents balance of $2,205,221 at December 30, 2003. During the year ended December 30, 2003, the Company maintained a current ratio of 0.36 to 1, which arose from a working capital deficit of $7,380,059 after adjusting for the Debtor in Possession note that converted to equity upon plan confirmation.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK.

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 24, 2002, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 7B. CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 5 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

SELF-INSURANCE

In the past the Company was self-insured for certain losses related to general liability and workers' compensation. The Company maintained stop loss coverage with third party insurers to limit its total exposure. The self-insurance liability represents and estimate of the ultimate cost of old claims incurred as of the balance sheet date. The estimated liability is based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate. If for any reason in the final settlement of these old claims the results differ from our estimates, our financial results could be impacted.

UNEARNED REVENUE

The Company sells gift certificates and recognizes a liability, which is included in unearned revenue, for gift certificates outstanding until the gift certificate is redeemed or considered to be unredeemable. There gift certificates do not carry an expiration date so if all outstanding gift certificates are redeemed at once, our financial results (cash) would be impacted.

PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment are recorded at cost. We expense repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000. Depreciation is computed on the straight-line basis over the following estimated useful lives:

Buildings and building improvements     20 years
Furniture and fixtures and equipment     5 years

Our accounting policies regarding property, fixtures and equipment include certain management judgments and projections regarding the estimated useful lives of these assets and what constitutes increasing the value and useful life of existing assets. These estimates, judgments and projections may produce materially different amounts of depreciation expense than would be reported if different assumptions were used.

IMPAIRMENT OF LONG LIVED ASSETS

We assess the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, we consider a number of factors such as:

     a)   Restaurant sales trends;

     b)   Local competition;

     c)   Changing demographic profiles;

     d)   Local economic conditions;

     e) New laws and government regulations that adversely affect sales and profits; and

     f)   The ability to recruit and train skilled restaurant employees.

If the aforementioned factors indicate that we should review the carrying value of the restaurant's long-lived assets, we perform an impairment analysis. Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings, and for combined fixtures, equipment and improvements for each restaurant. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

Judgments and estimates made by us related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

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




        2. Incorporated by reference from Registration Statement on Form SB-2 (File #333-29093).

** Incorporated by reference from Form 8-K, Current Report, filed with the SEC on September 14, 1998.

*** Incorporated by reference from Form 8-K, Current Report, filed with the SEC on January 4, 1999.

**** Incorporated by reference from Registration Statement on Form SB-2 (File #333-69137)

***** Incorporated by reference from Form 8-K, Current Report, filed with the SEC on August 3, 2000.

******         Filed herewith

REPORTS ON FORM 8-K

1. Form 8-K dated February 21, 2002 reporting that Steakhouse Partners, Inc and its wholly owned subsidiary, Paragon Steakhouse Restaurants, filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy court for the Central District of California. The 8-K also reported that the Company's Board of Directors eliminated the Chief Executive Officer position, which had been held by Mr. Richard M. Lee. Mr. Hiram
J. Woo continued as President of the Company and is responsible for the day-to-day operations. Finally, it was reported that for personal reasons Mr. Mark K. Goudge resigned as a member of the Company's Board of Directors.

2. Form 8-K dated July 28, 2003 reporting that the United States Bankruptcy Court in Riverside, California authorized Steakhouse Partners, Inc and its wholly owned subsidiary, Paragon Steakhouse Restaurants, to obtain post petition debtor-in-possession financing in the sum of $5.0 million. Upon Confirmation, the financing will convert into 90% of the common stock of the reorganized debtor and the remaining 10% to be issued to certain creditors. Under the forthcoming plan, existing equity interests in the debtor would be canceled upon confirmation.

3. Form 8-K dated August 19, 2003 reporting that the order of the United States Bankruptcy Court in Riverside, California authorized Steakhouse Partners, Inc and its wholly owned subsidiary; Paragon Steakhouse Restaurants to obtain post petition debtor-in-possession financing was entered on August 13, 2003. Per that order and the bylaws of the debtor, effective July 30, 2003, A. Stone Douglass was appointed and will perform the duties of chief executive officer and president of the debtor.

4. Form 8-K dated December 31, 2003 reporting that the Order was entered by the United States Bankruptcy Court for the Central District of California - Riverside Division confirming Steakhouse Partners, Inc and its wholly owned subsidiary; Paragon Steakhouse Restaurants their Joint Plan of Reorganization. Under the terms of the Order the Plan will become effective December 31, 2003, and the debtor-in-possession financing, that was approved by the Court on August 13, 2003 will convert to 90% of the Common Stock. The balance of the Common Stock will be distributed to the Unsecured Creditors as partial payment in accordance with the Plan. Also, all existing Common Stock, Stock Options, Preferred Stock and Warrants will be cancelled at that time.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2004                       STEAKHOUSE PARTNERS, INC.
                                            /s/
                                            ....................................
                                            A. STONE DOUGLASS
                                            President, Secretary, Director
                                            (Principal executive officer and
                                            principal financial and accounting
                                            officer)


                                            STEAKHOUSE PARTNERS, INC.
                                            /s/
                                            ....................................
                                            Joseph L. Wulkowicz
                                            Chief Financial Officer, Assistant
                                            Secretary (Principal financial
                                            and accounting officer)

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

NAME AND CAPACITY                                                   DATE
-----------------                                             ------------------



/s/                                                               April 15, 2004
......................................................
Name A. STONE DOUGLASS
Title: President, Secretary and Director



/s/ TOM EDLER                                                     April 15, 2004
......................................................
Name: Tom Edler
Title: Co-Chairman of the Board of Directors



/s/ TOD LINDNER                                                   April 15, 2004
......................................................
Name: Tod Lindner
Title: Co-Chairman of the Board of Directors

............................................

                                 CERTIFICATION*

I,  ____________, certify that:

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

Dated: April 15, 2004              /s/
                                   Name: A. STONE DOUGLASS
                                   Title:   President, Secretary and Director
                                   (Serving as principal executive officer)



                                 CERTIFICATION*

I,  ____________, certify that:

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

Dated: April 15, 2004              /s/
                                   Name: Joseph L. Wulkowicz
                                   Title:   Chief Financial Officer and
                                   Assistant Secretary (Serving as principal
                                   financial and accounting officer)

                                     STEAKHOUSE PARTNERS, INC.
                                              AND SUBSIDIARIES
                                        (DEBTOR-IN-POSSESSION)
                             CONSOLIDATED FINANCIAL STATEMENTS
                                           FOR THE YEARS ENDED
                             DECEMBER 31, 2002, 2001, AND 2000

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                                                        CONTENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


                                                                      Page

INDEPENDENT AUDITOR'S REPORT                                          1 - 2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                      3 - 5

     Consolidated Statements of Operations                            6 - 7

     Consolidated Statements of Stockholders' Equity (Deficit)        8 - 9

     Consolidated Statements of Cash Flows                           10 - 13

     Notes to Consolidated Financial Statements                      14 - 55

SUPPLEMENTAL INFORMATION

     Independent Auditor's Report on Financial Statement Schedule      56

     Valuation and Qualifying Accounts - Schedule II                   57

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries
(Debtor-In-Possession)


We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. (a Delaware corporation) and subsidiaries (Debtor-In-Possession) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steakhouse Partners, Inc. and subsidiaries (Debtor-In-Possession) as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the year ended December 31, 2002, the Company maintained a current ratio of 0.54-to-1, which arose from a working capital deficit of $5,405,111. In addition, the Company is currently in default of certain debt as the Company did not make payments when the notes came due. Furthermore, the Company failed to meet certain financial covenants requirement by its lenders. The total amount of debt that is currently in default is $3,625,870. In addition, during February 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's transition, ultimately, to the attainment of profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. These factors, among others, as discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries
(Debtor-In-Possession)
Page 2

As discussed in Note 2, on December 31, 2003, the Company's Plan of Reorganization was confirmed by the United States Bankruptcy Court.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 17, 2003, except for
   Notes 2, 14, 18, and 22, as
   to which the date is
   December 31, 2003

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------

                                     ASSETS
                                                                     2002            2001
                                                                 ------------    ------------
Current assets
    Cash and cash equivalents                                     $ 2,750,673     $ 1,107,889
    Accounts receivable, net of allowance for doubtful
       accounts of $133,234 and $154,621                              829,909         875,412
    Inventories, net of allowance for obsolete inventories
       of $45,805 and $45,805                                       1,931,383       2,268,421
    Current portion of advances to officers, net of allowance
       for doubtful accounts of $277,016 and $616,584                       -         277,016
    Prepaid expenses and other current assets                         847,727       1,240,528
                                                                 ------------    ------------
          Total current assets                                      6,359,692       5,769,266

Property, plant, and equipment, net                                18,313,773      23,365,134
Deposits and other assets                                             199,441         377,732
Cash - restricted under collateral agreements                       1,122,075       1,488,189
                                                                 ------------    ------------

Total assets                                                      $25,994,981     $31,000,321
                                                                 ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------

            LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                     2002            2001
                                                                 ------------    ------------
Liabilities not subject to compromise
    Current liabilities
       Convertible debt                                                   $ -     $ 1,100,000
       Current portion of notes payable                                72,842       2,660,306
       Current portion of capital lease obligations                         -         302,467
       Accounts payable                                             2,654,497       5,421,436
       Accrued expenses                                               746,075       2,777,327
       Unearned revenue                                             4,385,940       5,734,551
       Reserve for self insurance claims                              403,780         719,724
       Sales and property taxes payable                               979,817         841,017
       Accrued payroll costs                                        2,521,852       3,063,360
                                                                 ------------    ------------

          Total current liabilities                                11,764,803      22,620,188

    Secured exchangeable notes                                              -       2,000,000
    Notes payable, net of current portion                           2,115,643               -
    Capital lease obligation, net of current portion                        -      17,032,636
    Deferred tax liability                                            119,411         119,411
    Deferred gain on sale-leaseback                                         -         903,172
    Net liabilities of Pacific Basin Foods, Inc. in liquidation     1,057,463         315,400
    Deferred rent                                                           -       2,382,623
                                                                 ------------    ------------

             Total liabilities not subject to compromise           15,057,320      45,373,430
                                                                 ------------    ------------

Liabilities subject to compromise                                  31,833,329               -
                                                                 ------------    ------------

Commitments and contingencies


   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                                     CONSOLIDATED BALANCE SHEETS
                                                                    December 31,
--------------------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' DEFICIT (Continued)

                                                                     2002            2001
                                                                 ------------    ------------

Stockholders' deficit
    Preferred stock, $0.001 par value
       2,250,000 shares authorized
       0 and 0 shares issued and outstanding                              $ -             $ -
    Preferred stock, Series B, Convertible, $0.001 par value
       1,000,000 shares authorized
       1,000,000 and 1,000,000 shares issued
          and outstanding                                               1,000           1,000
    Preferred stock, Series C, Convertible, $0.001 par value
       1,750,000 shares authorized
       1,750,000 and 1,750,000 shares issued
          and outstanding                                               1,750           1,750
    Common stock, $0.01 par value
       10,000,000 shares authorized
       3,386,522 and 3,386,522 shares issued
          and outstanding                                              33,865          33,865
    Treasury stock, 28,845 and 28,845 shares, at cost                (175,000)       (175,000)
    Additional paid-in capital                                     12,040,750      11,980,750
    Accumulated deficit                                           (32,798,033)    (26,215,474)
                                                                 ------------    ------------

             Total stockholders' deficit                          (20,895,668)    (14,373,109)
                                                                 ------------    ------------

 Total liabilities and stockholders' deficit                      $25,994,981     $31,000,321
                                                                 ============    ============



   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                     2002             2001             2000
                                                 ------------    -------------    --------------
Revenues                                         $97,102,252     $110,684,409     $ 123,618,199
                                                 ------------    -------------    --------------

Cost of sales
   Food and beverage                               33,886,807       38,480,981        43,119,602
   Payroll and payroll related costs               34,312,955       36,719,587        39,504,498
   Direct operating costs                          24,297,312       27,259,432        25,843,817
   Impairment of property, plant, and
     equipment                                              -        6,581,527           388,868
   Depreciation and amortization                    2,785,465        3,452,109         3,703,346
                                                 ------------    -------------    --------------

       Total cost of sales                         95,282,539      112,493,636       112,560,131

Gross profit (loss)                                 1,819,713       (1,809,227)       11,058,068
General and administrative expenses                 5,104,117        8,514,500         7,561,262
Legal settlement                                            -          800,000                 -
Reserve for advances to officers                      277,016          616,584                 -
                                                 ------------    -------------    --------------

Income (loss) before other income
   (expense)                                       (3,561,420)     (11,740,311)       3,496,806
                                                 ------------    -------------    --------------

Other income (expense)
   Gain on sale of property, plant, and
     equipment                                              -                -         1,589,480
   Miscellaneous income                               392,990          259,568           260,988
   Interest and financing costs                    (2,327,903)      (2,690,839)       (3,524,994)
   Forgiveness of officer advances                         -                -           (442,058)
                                                 ------------    -------------    --------------

       Total other income (expense)                (1,934,913)      (2,431,271)       (2,116,584)
                                                 ------------    -------------    --------------

Income (loss) before reorganization
   items, provision for income taxes,
   and discontinued operations                     (5,496,333)     (14,171,582)       1,380,222
                                                 ------------    -------------    --------------


   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

Reorganization items
   Gain on disposition of property, plant,
     and equipment, net and rejection of
     related leases                               $ 2,048,350              $ -               $ -
   Loss on IDine settlement                          (960,000)               -                 -
   Professional fees                               (1,216,883)               -                 -
                                                 ------------    -------------    --------------

       Total reorganization items                    (128,533)               -                 -
                                                 ------------    -------------    --------------

Income (loss) before provision for
   income taxes and discontinued
   operations                                      (5,624,866)     (14,171,582)        1,380,222
Provision for income taxes                            129,758          148,341            53,419
                                                 ------------    -------------    --------------

Income (loss) before discontinued
   operations                                      (5,754,624)     (14,319,923)        1,326,803
Loss from discontinued operations, net
   of income taxes of $850, $850, and $1,851         (827,935)      (2,396,821)       (1,948,247)
                                                 ------------    -------------    --------------

Net loss                                          $(6,582,559)    $(16,716,744)       $ (621,444)
                                                 ------------    -------------    --------------
                                                 ------------    -------------    --------------

Earnings (loss) per share
   Basic
     Earnings (loss) from continuing
       operations                                     $ (1.70)         $ (4.23)           $ 0.39
     Loss from discontinued operations                  (0.24)           (0.71)            (0.58)

         Basic loss per share                         $ (1.94)         $ (4.94)          $ (0.18)
                                                 ------------    -------------    --------------
                                                 ------------    -------------    --------------

   Diluted
     Earnings (loss) from continuing
       operations                                     $ (1.70)         $ (4.23)           $ 0.38
     Loss from discontinued operations                  (0.24)           (0.71)            (0.58)
                                                 ------------    -------------    --------------

         Diluted loss per share                       $ (1.94)         $ (4.94)          $ (0.20)
                                                 ------------    -------------    --------------
                                                 ------------    -------------    --------------

Shares used to calculate loss per share
   Basic                                            3,386,522        3,386,522         3,369,022
                                                 ------------    -------------    --------------
                                                 ------------    -------------    --------------

   Diluted                                          3,386,522        3,386,522         3,535,570
                                                 ------------    -------------    --------------
                                                 ------------    -------------    --------------


   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------

                                        Preferred Stock
                      ---------------------------------------------
                      Series B, Convertible   Series C, Convertible     Common Stock
                      ---------------------   ---------------------   -------------------
                       Shares      Amount      Shares      Amount      Shares     Amount
                      ---------   ---------   --------   ----------   --------   --------
Balance, December
   31, 1999            1,000,000   $1,000    1,750,000    $ 1,750     3,369,022    $33,690
Issuance of common
   stock in lieu of
   interest                                                              17,500         75
Issuance of warrants
   in lieu of interest
Issuance of warrants
   in accordance
   with lien release
   agreement
Issuance of stock
   options for services
   rendered
Purchase of stock
   options
Cash payment on
   subscriptions
   receivable
Net loss
                      ---------   ---------   --------   ----------   --------   --------


                                                    Additional
                            Subscriptions Treasury    Paid-In   Accumulated
                             Receivable     Stock     Capital     Deficit       Total
                            ------------  --------- ----------- ------------ -----------
Balance, December
   31, 1999                  $ (10,000)  $(175,000) $11,527,192 $(8,877,286) $ 2,501,346
Issuance of common
   stock in lieu of
   interest                                              90,200                   90,375
Issuance of warrants
   in lieu of interest                                   60,000                   60,000
Issuance of warrants
   in accordance
   with lien release
   agreement                                             38,960                   38,960
Issuance of stock
   options for services
   rendered                                              73,000                   73,000
Purchase of stock
   options                                               20,000                   20,000
Cash payment on
   subscriptions
   receivable                   10,000                                            10,000
Net loss                                                            (621,444)   (621,444)
                             ---------   ---------     --------   ----------    --------



   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                        Preferred Stock
                      ---------------------------------------------
                      Series B, Convertible   Series C, Convertible     Common Stock
                      ---------------------   ---------------------   -------------------
                       Shares      Amount      Shares      Amount      Shares     Amount
                      ---------   ---------   --------   ----------   --------   --------

Balance, December
   31, 2000           1,000,000     $ 1,000  1,750,000     $ 1,750    3,386,522  $ 33,865
Issuance of warrants
   in lieu of interest
Issuance of warrants
   for services
Net loss
Balance, December
   31, 2001           1,000,000       1,000  1,750,000       1,750    3,386,522    33,865
Issuance of warrants
   in lieu of interest
Net loss
Balance, December
   31, 2002           1,000,000     $ 1,000  1,750,000     $ 1,750    3,386,522  $ 33,865




                                                    Additional
                            Subscriptions Treasury    Paid-In   Accumulated
                             Receivable     Stock     Capital     Deficit       Total
                            ------------  --------- ----------- ------------ -----------

Balance, December
   31, 2000                 $        -  $(175,000) $11,809,352  $(9,498,730)  $ 2,172,237
Issuance of warrants
   in lieu of interest                                  60,000                     60,000
Issuance of warrants
   for services                                        111,398                    111,398
Net loss                                                        (16,716,744)  (16,716,744)

Balance, December
   31, 2001                          -   (175,000)  11,980,750  (26,215,474)  (14,373,109)
Issuance of warrants
   in lieu of interest                                 60,000                      60,000
Net loss                                                         (6,582,559)   (6,582,559)

Balance, December
   31, 2002                $         -  $(175,000) $12,040,750 $(32,798,033) $(20,895,668)
                           ============ =========  =========== ============  ============

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                                         2002             2001            2000
                                                    ------------     ------------     -----------
Cash flows from operating activities
   Net income (loss) from continuing operations     $ (5,754,624)    $(14,319,923)    $ 1,326,803
   Net loss from discontinued operations                (827,935)      (2,396,821)     (1,948,247)
   Adjustments to reconcile net loss from
     continuing operations to net cash
     provided by (used in) operating activities
       Depreciation and amortization                   2,785,465        3,452,109       3,703,346
       Bad debt expense                                   68,896           93,357               -
       Gain on disposal of rejected leases            (1,276,496)               -               -
       Loss on IDine settlement                          960,000                -               -
       Gain on sale of property, plant, and
         equipment                                             -                -      (1,589,480)
       Gain on sale of property, plant, and
         equipment through bankruptcy                   (771,854)               -               -
       Reduction of self insurance reserve                     -         (248,966)     (1,210,713)
       Impairment of property, plant, and
         equipment                                             -        6,581,527         388,868
       Impairment of intangible assets                                    170,715         194,514
       Issuance of warrants for services
         rendered                                              -          111,398          38,960
       Issuance of warrants in lieu of
         interest                                         60,000           60,000          60,000
       Issuance of stock options for
         services rendered                                     -                -          73,000
       Reserve for advances to officers                  277,016          616,584               -
       Forgiveness of officer advances                         -                -         442,058
       Interest paid with common stock                         -                -          90,375
       Default on loan for services rendered                   -          413,409               -
       Deferred taxes                                          -                -         (43,559)
       Reduction of accounts payable
         in connection with the settlement
         of a lawsuit                                          -         (285,579)              -
       (Increase) decrease in
         Accounts receivable                             (23,393)        (415,543)        (87,262)
         Advances to officers                                  -                -      (1,185,658)
         Inventories                                     337,038         (163,064)        313,118
         Prepaid expenses and other
           current assets                                684,440          663,038         154,086


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------



         Intangible assets, net                              $ -              $ -        $ 58,634
         Deposits and other assets                       178,291          542,427         312,929
       Increase (decrease) in
         Accounts payable                              3,433,888        2,224,851       1,386,211
         Accrued expenses                                357,620          820,289        (381,012)
         Unearned revenue                               (261,182)         346,060      (1,179,098)
         Reserve for self insurance claims               295,742         (116,994)       (451,908)
         Sales and property taxes payable                138,800         (415,180)         (4,984)
         Accrued payroll costs                          (541,508)         665,160        (557,881)
         Deferred gain on sale-leaseback                 (30,365)         903,172               -
         Deferred rent                                   226,791           24,781         149,146
                                                    ------------     ------------     -----------

Net cash provided by (used in) continuing
   operating activities                                 316,630          (673,193)        52,246
                                                    ------------     ------------     -----------

Net cash provided by discontinued operating
   activities                                           742,063        1,046,577       3,197,750
                                                    ------------     ------------     -----------

Cash flows from investing activities
   Purchases of property, plant, and
     equipment                                          (273,791)        (622,431)       (957,630)
   Proceeds from the sale of property,
     plant, and equipment                              1,083,014                -       1,981,963
   Change in restricted cash                             366,114         (322,443)        443,757
                                                    ------------     ------------     -----------

Net cash provided by (used in) continuing
   investing activities                                1,175,337          (944,874)     1,468,090
                                                    ------------     ------------     -----------

Net cash used in discontinued investing
   activities                                                 -            (8,309)       (296,403)
                                                    ------------     ------------     -----------

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


Cash flows from financing activities
   Proceeds from issuance of debt                   $     80,000      $         -    $    450,013
   Principal payments on debt and
     capital leases                                     (671,246)      (1,272,121)    (22,639,785)
   Proceeds from sale-leaseback                                -                -      22,000,000
   Payment on subscriptions receivable                         -                -          10,000
   Cash received on sale of stock
     options                                                  -                -          20,000
                                                    ------------     ------------     -----------

Net cash used in continuing financing
   activities                                           (591,246)      (1,272,121)       (159,772)
                                                    ------------     ------------     -----------

Net cash used in discontinued financing
   activities                                                 -           (22,451)     (2,818,523)
                                                    ------------     ------------     -----------

Net increase (decrease) in cash and cash
   equivalents                                         1,642,784       (1,874,371)      1,443,388

Cash and cash equivalents, beginning
   of year                                            1,107,889        2,982,260       1,538,872
                                                    ------------     ------------     -----------

Cash and cash equivalents, end of year              $ 2,750,673      $ 1,107,889     $ 2,982,260
                                                    ------------     ------------     -----------
                                                    ------------     ------------     -----------


Supplemental disclosures of cash
   flow information

     Interest paid                                  $1,716,447         $3,131,129      $4,266,122
                                                    ------------     ------------     -----------
                                                    ------------     ------------     -----------

     Income taxes paid                              $     90,509     $    117,904     $    10,387
                                                    ------------     ------------     -----------
                                                    ------------     ------------     -----------

Supplemental disclosures of cash
   flow information for reorganization
   expenses paid in connection with the
   Chapter 11 proceedings

     Professional fees paid for services            $ 1,216,883      $          -     $         -
                                                    ------------     ------------     -----------
                                                    ------------     ------------     -----------

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                                For the Years Ended December 31,
--------------------------------------------------------------------------------


                                     Balance,      Additions      Deductions      Balance,
                                    Beginning      Charged to        from            End
                                     of Year       Operations      Reserve         of Year
                                    ---------      ------------   ------------    ---------
Allowance for doubtful
   accounts

     December 31, 2002                $  154,621     $   68,896     $   (90,283)   $  133,234
                                      ==========     ==========     ===========    ==========

     December 31, 2001                 $  61,264     $   93,357     $         -    $  154,621
                                      ==========     ==========     ===========    ==========

Reserve for impairment of
   property, plant, and
   equipment

     December 31, 2002                $6,581,527     $        -     $(6,581,527)   $        -
                                      ==========     ==========     ===========    ==========

     December 31, 2001                $        -     $6,581,527     $         -    $6,581,527
                                      ==========     ==========     ===========    ==========

Reserve for advances to
   officers

     December 31, 2002                $  616,584     $  277,016     $  (616,584)   $  277,016
                                      ==========     ==========     ===========    ==========

     December 31, 2001                $        -     $  616,584     $         -    $  616,584
                                      ==========     ==========     ===========    ==========

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                FOR THE YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended December 31, 2002, the Company completed the following:

o settled accounts payable in the amount of $151,952 with a vendor by allowing the vendor to redeem the Company's gift certificates held as collateral by the vendor.

o settled accounts payable in the amount of $2,047,429 with a vendor by signing a note payable agreement for the same amount, bearing interest at 9% per annum.

o rejected 15 restaurant leases including rejection of several capital leases and recorded a non-cash gain of $1,276,496.

o issued warrants to purchase 20,000 shares of common stock as payment of interest valued at $60,000.

During the year ended December 31, 2001, the Company completed the following:

o issued warrants to purchase 20,000 shares of common stock as payment of interest valued at $60,000.

o issued warrants to purchase 13,600 shares of common stock in exchange for services rendered valued at $111,398.

During the year ended December 31, 2000, the Company completed the following:

o issued warrants to purchase 20,000 shares of common stock as payment of interest valued at $60,000.

o acquired an automobile of $107,528 in exchange for a capital lease obligation.

o reclassified property, plant, and equipment that was available for sale of $263,541 to prepaid expenses and other current assets.

o completed a sale-leaseback transaction, whereby it acquired $11,186,496 of capital lease obligations.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 1 - COMPANY BACKGROUND AND OPERATIONS

         Steakhouse Partners, Inc. ("Steakhouse"), a Delaware corporation, was incorporated on June 3, 1996 under the name "Texas Loosey's Steakhouse & Saloon, Inc." On December 19, 1996, the Board of Directors adopted a resolution to change its name to "Galveston's Steakhouse Corp." Up until December 18, 1998, Galveston's Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as "Texas Loosey's Chili Parlor & Saloon" ("Texas Loosey's").

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

NOTE 2 - BANKRUPTCY FILINGS

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

         The February 15, 2002 Filing was made in response to certain notes aggregating $1,734,285, which the Company (as defined in Note 4) was unable to pay (see Notes 9 and 11).

         Steakhouse and PSR (collectively, the "Debtors") will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         General (Continued)

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

         Subsequent to the Filing, the Company commenced a balloting and solicitation process with respect to the Plan of Reorganization, which concluded in December 2003. On December 31, 2003, the Company's Plan of Reorganization was confirmed by the Court.

         Upon confirmation of the Bankruptcy Plan, effective December 31, 2003, the entire balance of the DIP facility, including accrued interest, became due and payable to Steakhouse Investors, LLC ("Steakhouse Investors"), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company's obligations under the DIP agreement other than interest. The outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation will be canceled.

         The Company's financial affairs will be completely restructured under circumstances, whereby Steakhouse Investors will exchange its $5,000,000 super-priority administrative claim for 90% of the newly issued common stock in the reorganized company. In addition, all of the Company's pre-petition liabilities will be completely restructured upon confirmation of the Bankruptcy Plan, whereby the Company will be obligated to pay the following obligations:

         1. Priority tax claim in the amount of approximately $1,921,000 will be paid in the following manner at the option of the
                  Company: (a) in full on the effective date of the Bankruptcy Plan or (b) paid over a six-year period from the date of assessment with interest payable at 6% per annum.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         General (Continued)

         2. Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company's restaurants in Torrance, California.

         3. Unsecured claims in the amount of approximately $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claim in the amount of $8,000,000 to $12,000,000 will be paid an estimated recovery of 50% to 70%. Each allowed claim will receive its pro rata share of $1,000,000 within 30 days of the effective date of the Bankruptcy Plan and payments under a $5,030,000 note payable, which will be paid in the amount of $500,000 on each April, August, and December of each year for the next three years. In addition, on December 31, 2006, the remaining unpaid balance of $530,000 becomes due. The note is non-interest-bearing and due on or before December 2006. In addition, the general, unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of the new common stock of the Company and (b) convenience claims in the amount of approximately $700,000 will be paid an estimated recovery of 50%. Each allowed claim will receive its payment within 30 days after the effective date of the Bankruptcy Plan.

         Accounting Impact

         According to Statement of Position ("SOP") 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting and accounting treatment:

         o Balance Sheet - The balance sheet separately classifies liabilities subject to compromise from liabilities not subject to compromise.

         o Statement of Operations - Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately. Professional fees are expensed as incurred.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         Accounting Impact (Continued)

         o Statement of Cash Flows - Reorganization items are reported separately within the operating, investing, and financing categories of the statement of cash flows with respect to the financial statements, or details of operating cash receipts and payments resulting from the reorganization are disclosed in a supplementary schedule.

         Other Event

         During June 2002, the former Chairman of the Board/President/Chief Executive Officer of the Company filed a claim with the Bankruptcy Court against the Company for approximately $2,000,000, alleging, among other things, unpaid consulting fees and wrongful termination. During 2003, the Company settled this claim for approximately $134,000 of which $4,000 was classified as a priority claim and $130,000 as an unsecured claim.

NOTE 3 - DISCONTINUED OPERATIONS

         On October 11, 2002, the Company's wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California, located in Riverside. The subsidiary ceased operations effective as of the filing date. The Company's financial statements have been retroactively adjusted to reflect the impact of the discontinuation of PBF.

         The results of operations of PBF have been classified as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2002, 2001, and 2000.

         The net sales and loss from discontinued operations for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                    2002              2001             2000
                                              ----------------  ---------------  ----------------

         Net sales                            $      1,114,675  $     3,806,604  $      8,017,605
         Loss from discontinued operations    $        827,935  $     2,396,821  $      1,948,247

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

         The assets and liabilities of the discontinued operations at December 31, 2002 and 2001 consisted of the following:


                                                                   2002               2001
                                                             ---------------    ----------------

          Accounts receivable                                $        57,989    $        270,536
          Inventories                                                 30,574           1,118,142
          Prepaid expenses and other assets                           43,562              55,711
          Property, plant, and equipment, net                         53,866             151,804
          Other assets                                               114,366             114,365
                                                             ---------------    ----------------

              Total assets of discontinued operations                300,357           1,710,558
                                                             ---------------    ----------------

          Accounts payable                                         1,134,030           1,599,377
          Accrued expenses                                           149,128             328,214
          Capital lease obligations                                   74,662              98,367
                                                             ---------------    ----------------

              Total liabilities of discontinued operations         1,357,820           2,025,958
                                                             ---------------    ----------------

                   NET LIABILITIES OF PBF IN LIQUIDATION     $    (1,057,463)   $       (315,400)
                                                             ===============    ================


NOTE 4 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2002, the Company maintained a current ratio of 0.54-to-1, which arose from a working capital deficit of $5,405,111. In addition, as discussed in Note 8 to the financial statements, certain debt is in default as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. On February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 4 - GOING CONCERN (CONTINUED)

         Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ended December 31, 2003.

         Management's plans include the following:

         1.       Restructuring its long-term debt position.

         2. Improving the Company's financial performance through cost-reduction and restructuring of administrative overhead.

         3. Raising money through equity or the selective sale of non-strategic restaurants.

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents (Continued)

         The Company maintains its cash deposits at numerous banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2002 and 2001, uninsured portions of the balances at those banks aggregated to $3,033,140 and $2,336,164, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Intangibles (Continued)

         During the years ended December 31, 2001 and 2000, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that certain of the Company's intangible assets were impaired. The Company's estimate of undiscounted cash flows indicated that such carrying amounts were not expected to be recovered. Accordingly, during the years ended December 31, 2001 and 2000, the Company recorded an impairment loss related to its intangible assets of $170,715 and $194,514, respectively, which are included in direct operating costs. Subsequent to the write-down, the Company did not have any remaining intangible assets.

         Impairment of Long-Lived Assets

         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As discussed in Notes 6 and 7, during the year ended December 31, 2001, the Company recognized an impairment loss against certain property, plant, and equipment and intangible assets in connection with continuing operating losses of certain under-performing restaurants.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Advertising and Promotional Costs

         Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the years ended December 31, 2002, 2001, and 2000 were $2,440,220, $2,687,871, and $2,959,474, respectively.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Segment Reporting

         The Company previously accounted for segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company had three business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two separate reportable segments (restaurant service and food service distribution).

         On October 11, 2002, the Company's wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court. As a result the Company has retroactively adjusted the financial results of PBF (food service distribution) to be presented on a liquidated basis. Segment reporting disclosures are not presented in the accompanying financial.

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

         Recently Issued Accounting Pronouncements

         In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes the requirement in SFAS No. 72 and Interpretation 9 thereto, to recognize and amortize any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset. This statement requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include certain financial institution-related intangible assets. Management does not expect adoption of SFAS No. 147 to have a material impact, if any, on the Company's financial position or results of operations.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncements (Continued)

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on the Company's financial statements as management does not have any intention to change to the fair value method.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment at December 31, 2002 and 2001 consisted of the following:

                                                                                      2002               2001
                                                                                ---------------    ----------------

                  Buildings                                                     $     2,771,639    $     11,681,350
                  Furniture, fixtures, and equipment                                  1,970,664           2,173,162
                  Leased property under capital leases                               18,467,498          21,055,285
                                                                                ---------------    ----------------

                                                                                     23,209,801          34,909,797
                  Less accumulated depreciation and amortization                      6,422,263           6,993,171
                  Less reserve for impairment                                                 -           6,581,527
                                                                                ---------------    ----------------

                                                                                     16,787,538          21,335,099
                  Small kitchen wares                                                 1,526,235           2,030,035
                                                                                ---------------    ----------------

                           TOTAL                                                $    18,313,773    $     23,365,134
                                                                                ===============    ================

         Depreciation and amortization expense was $2,785,465, $3,432,250, and $3,359,712 for the years ended December 31, 2002, 2001, and 2000, respectively, excluding depreciation and amortization expense recorded by the Company wholly owned subsidiary, PBF. Depreciation and amortization expense recorded by PBF for the years ended December 31, 2002, 2001, and 2000 was $105,789, $376,940, and $224,341,
         respectively.

         During the year ended December 31, 2001, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that an estimated $6,581,527, of property, plant, and equipment of the Company were impaired. The Company's estimate of undiscounted cash flows indicates that this carrying amount is not expected to be recovered. Accordingly, during the year ended December 31, 2001, the Company recorded impairment losses of $6,581,527.

         On February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see
         Note 2). Under Chapter 11, the Company has the right to reject any leases entered into by the Company before the bankruptcy filing date. As of December 2002, the Company has rejected fifteen operating leases related to closed and/or poorly performing restaurants. The property, plant, and equipment associated with such leases had a net book value of $1,694,100, deferred rent liabilities of $506,788, capital lease obligations of $2,652,578, and future minimum lease commitments of $11,083,226 as of December 31, 2002. The Company recorded a net gain during the year ended December 31, 2002 of $1,276,496 in connection with these rejected leases. In addition, the Company is in the process of evaluating certain other leases, which it intends to either reject or assume and assign.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

         As of December 2002, the Company has negotiated the sale of three restaurant leases and related property, plant, and equipment for gross proceeds of $1,083,014. The property, plant, and equipment associated with such leases had a net book value of $666,741, deferred rent liabilities of $355,581 and future minimum lease commitments of $2,927,749 as of December 31, 2002. The Company recorded a net gain during the year ended December 31, 2002 of $771,854 in connection with such sales.

NOTE 7 - INTANGIBLE ASSETS

         Intangible assets at December 31, 2002 and 2001 consisted of the following:

                                                                                      2002               2001
                                                                                ---------------    ----------------

                  Covenants not to compete                                      $        60,000    $         60,000
                  Franchise contracts                                                   145,000             145,000
                  Other                                                                  70,000              70,000
                                                                                ---------------    ----------------

                                                                                        275,000             275,000
                  Less accumulated amortization                                         104,285             104,285
                  Less impairment loss                                                  170,715             170,715
                                                                                ---------------    ----------------

                      TOTAL                                                     $             -    $              -
                                                                                ===============    ================


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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 8 - NOTE RECEIVABLE

         To obtain a letter of credit for $2,600,000 required by one of the Company's lessors, the Company placed a $500,000 deposit with the issuer of the letter of credit on November 8, 1998. The Company in turn was able to secure its deposit with the issuer of the letter of credit with a non-negotiable promissory note that is non-interest-bearing. In exchange for the letter of credit, the Company is required to pay to the issuer $118,000 annually and annually issue warrants to purchase 20,000 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit is outstanding. Any money drawn on the letter of credit will incur an interest charge of 12% per annum, and repayment of the drawn down and interest charges are due within 90 days.

         In exchange for certain services rendered by an investor related to the letter of credit, the Company is required to pay the investor $42,000 and issue annually warrants to purchase 13,600 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit is outstanding.

         The letter of credit matures in five years from the date of issuance and is callable after two years from the date of issuance by the Company upon payments of amounts due to the issuer. The Company reduced the note receivable by $118,000 during each of the years ended December 31, 2002 and 2001. The note receivable is included in deposits and other assets in the accompanying balance sheet.

NOTE 9 - NOTES PAYABLE

         Notes payable at December 31, 2002 and 2001 consisted of the following:

                                                                                      2002               2001
                                                                                ---------------    ----------------
                  Notepayable to the former owner in the amount of $870,000, bearing interest at 8% per annum from the original note
                      date (August 19, 1996). Monthly principal and interest
                      payments of $10,978 are due from February 19, 1998 through
                      July 19, 2001, with the remaining principal balance due
                      via a balloon payment on August 19, 2001. The Company is
                      currently in default on this obligation as the Company did not make the balloon payment when the note
                      came due.                                                 $       612,461    $        634,285


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 9 - NOTES PAYABLE (CONTINUED)

                                                                                      2002               2001
                                                                                ---------------    ----------------
                  Note payable, dated March 22, 1999, bearing interest at 12.5%
                      per annum with an original principal of $1,500,000. The
                      note requires monthly payments of $15,625 through February
                      2004 with the remaining principal balance due in a balloon payment in March 2004. The note is secured by the assets
                      of two restaurants. The Company is currently in default on this obligation due to its failure to meet certain

                      financial requirements.                                   $     1,500,000    $      1,500,000

                  Notepayable, dated May 24, 2001, bearing interest at 4.33%
                      per annum with an original principal of $446,530. The note requires nine monthly

                      payments of $32,992 through February 2003.                         61,056             112,612

                  Note payable, bearing interest at 15% per annum
                      with an original principal of $413,409.  As a
                      result of non-payment, the note is currently
                      in default.                                                       413,409             413,409

                  Notepayable, bearing interest at 11% per annum with an
                      original principal of $80,000. The note requires monthly payments of $1,370 and is

                      due on August 1, 2009.                                             80,000                   -

                  Notepayable, bearing interest at 9% per annum with an
                      original principal of $2,047,429. The note requires monthly payments of not less than $22,000 starting January
                      1, 2004 and

                      is due on or before December 31, 2007.                          2,047,429                   -
                                                                                ---------------    ----------------

                                                                                      4,714,355           2,660,306
                  Less amounts subject to compromise                                  2,525,870                   -
                                                                                ---------------    ----------------

                  Notes payable not subject to compromise                             2,188,485                   -
                  Less current portion, not subject to compromise                        72,842           2,660,306
                                                                                ---------------    ----------------

                           LONG-TERM PORTION, NOT SUBJECT TO
                               COMPROMISE                                       $     2,115,643    $              -
                                                                                ===============    ================


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 10 - LINE OF CREDIT AND SECURED FINANCING

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 10 - LINE OF CREDIT AND SECURED FINANCING (CONTINUED)

         Secured Financing

         On August 30, 1996, PSR entered into a $22,624,000 secured mortgage financing (the "Mortgage") with a financing company. Paragon Steakhouse Restaurants, Inc. and one of its subsidiaries, Paragon of Michigan, Inc., are liable for the repayment of such financing. The Mortgage bears interest at 10.39% per annum and is payable in 180 equal installments of principal and interest, with the final installment due in September 2011. In 1997, the Company prepaid $626,779 of the Mortgage, reducing the original monthly payments of $248,545 to $241,470. The prepayment was funded from the sale of a portion of the security. The Mortgage is secured by substantially all of PSR's owned land, buildings, and the improvements thereon. The Mortgage proceeds were used to refinance existing debt, finance restaurant remodels, and pay fees and expenses associated with the Mortgage. The terms of the Mortgage include specific financial covenants, restrictions on obtaining other financing, and limitations on payments to its parent.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 10 - LINE OF CREDIT AND SECURED FINANCING (CONTINUED)

         Bridge Loan (Continued)

         Upon the one-year maturity date and on each annual anniversary thereafter, as long as the $100,000 balance owed remains unpaid, the Company will issue an additional 20,000 shares of common stock, which will vest immediately. In addition, those unpaid monies will accrue interest after the one-year maturity date at an annual interest rate of 25%. The share beneficiaries also have the ability to put or sell all their shares in this transaction back to the Company at $5 per share over a 90-day window, beginning one year from the receipt of the $100,000. The loan is guaranteed by the Company and personally guaranteed by the Company's former Chairman of the Board/President/Chief Executive Officer. In relation to this loan, the Company recorded interest expense of $0 and $23,750 as of December 31, 2002 and 2001, respectively, for the issuance of common stock in accordance with this agreement. During the year ended December 31, 2000, the note was paid in full. In addition, the put options related to this agreement expired without being exercised.

NOTE 11 - CONVERTIBLE DEBT

         The Company issued convertible debt, as summarized below, payable to various individuals, which is convertible at the option of the holder into the Company's common stock. Interest at 6% per annum is payable on a quarterly basis. If the note holders elect to convert their debt to common stock, the conversion price for each share will equal 85% of the average closing price of the Company's common stock for the five days preceding the conversion date. There were not any conversions to common stock during the years ended December 31, 2002 and 2001.

         The terms associated with each series for the years ended December 31, 2002 and 2001 are as follows:


                                                                        2002               2001
                                                                  ---------------    ----------------
                  6% notes, due June 3, 2001                      $       600,000    $        600,000
                  6% notes, due July 15, 2001                             400,000             400,000
                  6% notes, due July 23, 2001                             100,000             100,000
                                                                  ---------------    ----------------

                                                                        1,100,000           1,100,000
                  Less amounts subject to compromise                    1,100,000                   -
                                                                  ---------------    ----------------

                      TOTAL AMOUNT NOT SUBJECT TO COMPROMISE      $             -    $      1,100,000
                                                                  ===============    ================

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 11 - CONVERTIBLE DEBT (CONTINUED)

         In accordance with accounting principles generally accepted in the United States of America, the discount on the conversion feature of the above notes, arising from the 85% conversion feature, is considered to be interest expense and is recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible.

         The Company is currently in default on these obligations, as the Company did not make payments as the notes came due.

NOTE 12 - SECURED EXCHANGEABLE NOTES

         On September 29, 1998, the Company issued a secured exchangeable note of $650,000, maturing on September 28, 2003. Interest on the note at 14.375% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. At December 31, 2002, the interest rate was 23.38%. The note may also be exchanged for the Company's common stock at an exchange price equal to $4.65 or the average of the four low trades in the primary market for trading of the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

         This note also provides warrants for the purchase of 73,125 shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28. The warrants may be exercised whole or in part.

         On December 21, 1998, the Company issued a secured exchangeable note of $1,350,000, maturing on September 28, 2003. Interest on the note at 12% per annum based on a 360-day year will accrue from the date of the note and is payable upon exchange of the note into common stock. The coupon rate of the note increases by 2.25% every 360 days, up to a maximum of 25%. At December 31, 2002, the interest rate was 21%. The note may also be exchanged for the Company's common stock at an exchange price equal to $5.50 or the average of the four low trades in the primary market for trading of the Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

         This note also provides warrants for the purchase of outstanding shares of the Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28125. The warrants may be exercised whole or in part.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 12 - SECURED EXCHANGEABLE NOTES (CONTINUED)

         In connection with the bankruptcy filing, the secured exchangeable notes were reclassified to liabilities subject to compromise.

NOTE 13 - DEFERRED GAIN ON SALE-LEASEBACK

         During November 2001, PSR completed a sale-leaseback transaction on one of its restaurants for $853,720. In connection with the transaction, the buyer was required to remit $600,000 of the proceeds to an escrow account to be used for future improvements on the restaurant by the Company. This amount is included in cash - restricted under collateral agreements.

         The Company recorded a deferred gain in the amount of $903,172 on the transaction and will amortize the gain over the life of the lease in accordance with SFAS No. 28, "Accounting for Sales with Leasebacks." As of December 31, 2002, the deferred gain amount is $872,807 and is included in liabilities subject to compromise.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)

         Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2002 were as follows:

                   Year Ending                                        Operating             Capital
                  December 31,                                           Leases             Leases
                  ------------                                       ---------------    ----------------

                      2003                                           $     4,352,671    $      2,010,995
                      2004                                                 3,955,422           1,913,290
                      2005                                                 3,699,657           1,913,290
                      2006                                                 3,577,970           1,943,354
                      2007                                                 3,591,190           1,952,177
                      Thereafter                                          25,980,272          22,800,265
                                                                     ---------------    ----------------

                                                                     $    45,157,182          32,533,371
                                                                     ===============
                      Less amount representing interest                                       18,157,073
                                                                                        ----------------

                                                                                              14,376,298

                      Less liabilities subject to compromise                                  14,376,298
                                                                                        ----------------

                           LEASE OBLIGATIONS NOT SUBJECT TO
                               COMPROMISE                                               $              -
                                                                                        ================

         In order to guarantee its subsidiary's performance under several leases, the Company was obligated to post a letter of credit in the amount of $2,600,000 in favor of the master lessor. Two of the Company's officers arranged for a third party to purchase the letter of credit in consideration of a loan to the third party of $500,000 to be repaid without interest upon the expiration of the line of credit term. The Company guaranteed the officers' performance under this agreement. Additional payments of $118,000 and $42,000 were also due annually to the third party and his broker, respectively, upon renewal of the line of credit, pursuant to the arrangement with the third party. Subsequent to December 31, 2002, the Company's contractual obligation to post a letter of credit was not assumed in the Bankruptcy Plan approved by the United States Bankruptcy Court effective December 31, 2003.

         Under Chapter 11, the Company has the right to reject any lease entered into by the Company before the bankruptcy filing date. During the year ended December 31, 2002, the Company rejected 15 operating leases. The liabilities related to these leases at December 31, 2002 are included in liabilities subject to compromise or accounts payable based on the nature of the claim. The rejected leases have been excluded from the above schedule of future minimum payments.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)

         At the time of its bankruptcy filing, the Company was a party to certain lease agreements with P.S. Realty Partners, L.P. On July 1, 2002, the Company entered into a settlement agreement with the landlord, whereby several lease terms were modified or shortened. This settlement was approved by the Bankruptcy Court on July 1, 2002.

         For the years ended December 31, 2002, 2001, and 2000, rent expense was $6,084,244, $7,131,747, and $6,902,051, respectively, excluding rent expense incurred by the Company's wholly owned subsidiary, PBF. Rent expense incurred by PBF for the years ended December 31, 2002, 2001, and 2000 was $542,869, $987,783, and $1,029,555, respectively.

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

         The Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits are included in cash - restricted under collateral agreements. Estimated liabilities related to self-insurance were $1,015,466 and $719,724 at December 31, 2002 and 2001, respectively, and are recorded in the accompanying consolidated balance sheets. As a result of the bankruptcy filing, the Company reclassified $611,686 of the self-insurance reserve to liabilities subject to compromise as such amounts represented pre-petition liabilities. Included in the estimated liability is the amount estimated to be payable with respect to existing claims for workers' compensation during the period the Company was self-insured for workers' compensation.

         Agreements

         On October 14, 2002, the Company entered into a two-year distribution agreement with Southwest Traders, Inc. ("Southwest") to be the lead distributor for the Company. Per the agreement, Southwest will purchase all existing PBF inventory at cost. In addition, payments of the purchase price will be made through a 25% discount given by the distributor by offsetting the cost of purchase orders placed by the Company against the outstanding inventory purchase price still outstanding. As of December 31, 2002, the remaining discounts to be credit against future purchase orders was $169,637.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Bonuses

         In April 2002, the Company's Board of Directors approved bonuses to certain senior management in the amount of $227,500, which will become due and payable upon the approval of the restructuring plan by the Company's creditors' committee. As of December 31, 2003, these liabilities were not approved by the Court under the final Plan of Reorganization.

         Termination Payments

         During the year ended December 31, 2002, the Board of Directors approved termination payments equivalent to a one-year base salary for certain senior management in the event that a change in control of the Company terminates their employment. These amounts aggregate to $455,000. As of December 31, 2003, these liabilities were not approved by the Court under the final Plan of Reorganization.

         Taxes

         The Company is contingently liable for any unpaid federal and state taxes owed by its former Chairman of the Board/President/Chief Executive Officer in the event that such taxes have not been paid. Management of the Company estimates its exposure to be in the range of $1,000,000 to $1,250,000. The Company believes its exposure to such liabilities to be remote and has not accrued any federal or state withholding taxes in the accompanying consolidated financial statements.

         Litigation

         During the year ended December 31, 2001, the Company settled a lawsuit filed by several ex-employees of the Company in the amount of $800,000, which is included in other income (expense). In addition, as of December 31, 2001, the Company had made payments on the settlement of $600,000, leaving an unpaid balance of $200,000. As of December 31, 2003, under the final Plan of Reorganization, the remaining unpaid balance of $200,000 became an unsecured claim and will be paid as discussed in Note 2.

         On July 5, 2002, the Company entered into a settlement agreement with IDine, whereby the Company will pay IDine $2,047,429 upon confirmation of the Reorganization Plan by the Court, and IDine will dismiss its prior claims. The Company has accrued $2,047,429 for this settlement, which is included in long-term debt in the accompanying consolidated balance sheet at December 31, 2002. In connection with this settlement the Company recorded a gain in the amount of $960,000, which represents the difference between the original liability due and the liability due after settlement.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Litigation (Continued)

         The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

         As a result of the bankruptcy filings all pending litigation and claims against the Company are stayed, and no party may take any action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court.

NOTE 15 - LIABILITIES SUBJECT TO COMPROMISE

         Under bankruptcy law, actions by creditors to collect indebtedness the Company owes prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the debtors. The Company received approval by the Court to pay certain re-petition liabilities, including employee salaries and wages, benefits, produce costs and other utilities. All pre-petition liabilities have been classified as liabilities subject to compromise in the consolidated balance sheet.

         Adjustment to the claims may result from negotiations, payments authorized by the Court, additional rejection of executor contracts including leases, or other events. Pre-petition liabilities will be outstanding until the bankruptcy process is completed, whereby the ultimate number and amount of allowable claims can be ascertained.

         Liabilities subject to compromise at December 31, 2002 consisted of the following:

                  Convertible debt                          $      1,100,000
                  Secured exchange note                            2,000,000
                  Notes payable                                    2,525,870
                  Accounts payable                                 6,200,827
                  Reserve for self insurance                         611,686
                  Capital lease obligations                       14,376,298
                  Deferred gain on sale-leaseback                    872,807
                  Deferred rent                                    1,756,969
                  Other accrued liabilities                        2,388,872
                                                            ----------------

                      TOTAL                                 $     31,833,329
                                                            ================

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 15 - LIABILITIES SUBJECT TO COMPROMISE (CONTINUED)

         The following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through December 31, 2002:

                  Balance, Petition Date                                      $     38,205,485
                  Court order authorizing payments of salaries and
                      benefit, utilities, and payments to critical vendors          (1,869,928)
                  Payments on workers compensation and general liability              (152,517)
                  Adjustments to workers compensation and general
                      liability accrual                                                 75,302
                  Payments on capital leases obligation                               (257,729)
                  Adjustments due to closed, rejected, or sold leases               (3,563,451)
                  Settlement of IDine contract                                        (781,633)
                  Other                                                                177,800
                                                                              ----------------
                           BALANCE, END OF PERIOD                             $     31,833,329
                                                                              ================


NOTE 16 - STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred Stock

         On June 4, 1996, the Company issued 1,000,000 shares of convertible preferred stock (Series B) to the Chairman of the Board/President/Chief Executive Officer of the Company for services rendered. The preferred stock has a par value of $0.001 per share and carries rights to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock is convertible into the Company's common stock on a one-for-one basis at the option of the holder at the earlier of eight years following the closing date of the Company's initial public offering ("IPO") or when the Company's annual net income equals or exceeds $3,500,000.

         Upon conversion, the holder of the preferred stock will be required to pay to the Company, in cash, a conversion price per share equal to 150% of the IPO price of the Company's common stock.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------

NOTE 16 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Preferred Stock (Continued)

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

         Common Stock

         During the year ended December 31, 2000, the Company issued 17,500 of common stock in lieu of interest payments on certain notes. In connection with this issuance, the Company recorded interest expense totaling $90,375 as of December 31, 2000.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 16 - STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Common Stock (Continued)

         During the year ended December 31, 2000, the Company issued warrants to purchase 20,000 shares of the Company's common stock at $3 per share in accordance with a lien release agreement. In connection with the issuance, the Company recorded financing costs of $38,960 as of December 31, 2000.

         During the year ended December 31, 2000, the Company issued employee stock options to purchase 25,000 shares of the Company's common stock in exchange for $20,000. The stock options are exercisable at $6.50 per share and approximated the fair value of the Company's common stock at the date of issuance. As such, compensation expense has not been recognized. Subsequent to the issuance, the options were canceled with the intention of being re-issued after a waiting period of six months at an exercise price to be determined by the Board of Directors. As of December 31, 2002, these options had not been re-issued.

         During the years ended December 31, 2002, 2001, and 2000, the Company annually issued warrants to purchase 20,000 shares of the Company's common stock at $5 per share. In connection with these issuances, the Company recorded interest expense of $60,000 for the years ended December 31, 2002, 2001, and 2000.

         During the years ended December 31, 2001, and 2000, the Company annually issued warrants to purchase 13,600 shares of the Company's common stock at $5 per share. In connection with these issuances, the Company recorded interest expense of $111,898 for the years ended December 31, 2001 and 2000, respectively.

NOTE 17 - STOCK-BASED COMPENSATION

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 17 - STOCK-BASED COMPENSATION (CONTINUED)

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 17 - STOCK-BASED COMPENSATION (CONTINUED)

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

         Stock Options

         The Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31, 2002, 2001, and 2000:

                                                     2002              2001             2000
                                               ----------------  ---------------  ----------------
                  Net loss
                    As reported                $     (6,582,559) $   (16,716,744) $       (621,444)
                    Pro forma                  $     (6,774,831) $   (16,909,016) $       (813,716)
                  Basic loss per common share
                    As reported                $          (1.94) $         (4.94) $          (0.18)
                    Pro forma                  $          (2.00) $         (5.00) $          (0.24)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2000. (The Company did not issue any stock options during the years ended December 31, 2002 and 2001.): dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 6.3%, and expected life of five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 17 - STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)

         A summary of the Company's stock option plans and changes in outstanding options for the years ended December 31, 2002, 2001, and 2000 are as follows:

                                                          Omnibus Plan                      Outside of Plan
                                               ---------------------------------  ---------------------------------
                                                                  Weighted-                          Weighted-
                                                    Shares         Average             Shares         Average
                                                     Under         Exercise             Under         Exercise
                                                    Option            Price            Option            Price
                                               ---------------  ----------------  ---------------  ----------------
                  Outstanding,
                    December 31, 1999
                    and 2000                           335,000  $           3.15          260,000  $           2.31
                      Forfeited                              -  $              -          (95,000) $           5.81
                                               ---------------                    ---------------

                  Outstanding,
                    December 31, 2001                  335,000  $           3.15          165,000  $           0.60
                      Forfeited                       (201,000) $           3.17          (82,500) $           0.60
                                               ---------------                    ---------------

                  OUTSTANDING,
                    DECEMBER 31, 2002                  134,000  $           3.13           82,500  $           0.60
                                               ===============                    ===============

                  EXERCISABLE,
                    DECEMBER 31, 2002                  134,000  $           3.13           82,500  $           0.60
                                               ===============                    ===============


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 17 - STOCK-BASED COMPENSATION (CONTINUED)


         Stock Options (Continued)

                                                       Galveston's Plan                  Steakhouse Plan
                                               ---------------------------------  ---------------------------------
                                                                  Weighted-                          Weighted-
                                                    Shares         Average             Shares         Average
                                                     Under         Exercise             Under         Exercise
                                                    Option            Price            Option            Price
                                               ---------------  ----------------  ---------------  ----------------
                  Outstanding,
                    December 31, 1999                  512,499  $           6.32          794,100  $           6.82
                      Granted                                -  $              -          185,000  $           5.60
                      Forfeited                        (80,000) $           7.13         (120,000) $           6.96
                                               ---------------                    ---------------

                  Outstanding,
                    December 31, 2000                  432,499  $           6.17          859,100  $           6.54
                      Forfeited                       (150,000) $           5.84          (50,000) $           5.20
                                               ---------------                    ---------------

                  Outstanding,
                    December 31, 2001                  282,499  $           6.34          809,100  $           6.62
                      Forfeited                        (85,087) $           6.22         (484,050) $           6.90
                                               ---------------                    ---------------

                  OUTSTANDING,
                    DECEMBER 31, 2002                  197,412  $           6.39          325,050  $           6.20
                                               ===============                    ===============

                  EXERCISABLE,
                    DECEMBER 31, 2002                   81,162  $           6.00          255,050  $           6.25
                                               ===============                    ===============


                                                                                      Steakhouse 2000 Plan
                                                                                  ----------------------------------
                                                                                                      Weighted-
                                                                                       Shares          Average
                                                                                        Under          Exercise
                                                                                       Option           Price
                                                                                  ---------------  ----------------
                  Outstanding, December 31, 1998 and 1999                                       -  $              -
                      Granted                                                             200,000  $           5.20
                                                                                  ---------------

                  Outstanding, December 31, 2000                                          200,000  $           5.20
                      Forfeited                                                          (200,000) $           5.20
                                                                                  ---------------

                  OUTSTANDING, DECEMBER 31, 2001 AND 2002                                       -  $              -
                                                                                  ===============

                  EXERCISABLE AT DECEMBER 31, 2002                                              -  $              -
                                                                                  ===============

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------



NOTE 17 - STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)

         The weighted-average remaining contractual life of the options outstanding at December 31, 2002 is 5.71 years. The exercise prices for the options outstanding at December 31, 2002 ranged from $0.60 to $9.50, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
             Range of              Stock             Stock       Remaining           Price of         Price of
             Exercise            Options           Options       Contractual         Options           Options
               Prices        Outstanding        Exercisable            Life       Outstanding       Exercisable
         ------------------  -----------       ---------------  ----------------  -----------      ----------------

         $      0.60 - 6.00          403,912           286,162        3.66 years  $          3.76  $           2,97
         $      6.01 - 9.50          335,050           266,550        7.61 years  $          6.65  $           6.37
                             ---------------   ---------------

                                     738,962           552,712
                             ===============   ===============

         Warrants

         A summary of the Company's outstanding warrants and activity for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                                                                       Weighted-
                                                                                       Shares           Average
                                                                                        Under          Exercise
                                                                                      Warrant           Price
                                                                                    -----------      ------------
                  Outstanding, December 31, 1999                                          427,371  $           5.99
                      Granted                                                              53,600  $           4.25
                                                                                  ---------------

                  Outstanding, December 31, 2000                                          480,971  $           5.79
                      Granted                                                              33,600  $           5.00
                                                                                  ---------------

                  Outstanding, December 31, 2001                                          514,571  $           5.74
                      Granted                                                              33,600  $           5.00
                                                                                  ---------------

                  OUTSTANDING, DECEMBER 31, 2002                                          548,171  $           5.70
                                                                                  ===============

                  EXERCISABLE AT DECEMBER 31, 2002                                        548,171  $           5.70
                                                                                  ===============


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 17 - STOCK-BASED COMPENSATION (CONTINUED)

         Warrants (Continued)

         The following table summarizes information about warrants outstanding at December 31, 2002:

                                                                                           Weighted-
                                                                                            Average
                                               Warrants              Warrants              Remaining
                    Exercise Price          Outstanding            Exercisable        Contractual Life
                   -------------------    ------------------    ------------------    --------------------
                  $               3.00                20,000                20,000              3.50 years
                  $               5.00               157,650               157,650              2.77 years
                  $               5.16                12,606                12,606              2.00 years
                  $               5.28                73,125                73,125              2.00 years
                  $               6.00               169,790               169,790              2.00 years
                  $               7.00               115,000               115,000              2.00 years
                                          ------------------    ------------------
                                                     548,171               548,171
                                          ==================    ==================

         Effective with confirmation of the Plan on December 31, 2003, all stock options, stock option plans, and warrants were canceled.

NOTE 18 - INCOME TAXES

         Significant components of the provision for taxes based on income for the years ended December 31, 2002, 2001, and 2000 were as follows:

                                                        2002              2001             2000
                                                  ----------------  ---------------  ----------------
                  Current
                    Federal                       $              -  $             -  $              -
                    State                                  140,400          172,400            96,978
                                                  ----------------  ---------------  ----------------

                                                           140,400          172,400            96,978
                                                  ----------------  ---------------  ----------------

                  Deferred
                    Federal                                      -                -                 -
                    State                                  (10,642)         (24,059)          (43,559)
                                                  ----------------  ---------------  ----------------

                                                           (10,642)         (24,059)          (43,559)
                                                  ----------------  ---------------  ----------------

                      PROVISION FOR INCOME TAXES  $        129,758  $       148,341  $         53,419
                                                  ================  ===============  ================

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------



NOTE 18 - INCOME TAXES (CONTINUED)

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the years ended December 31, 2002, 2001, and 2000 was as follows:

                                                                      2002              2001             2000
                                                                ----------------  ---------------  ----------------
                  Income tax provision computed at
                    federal statutory tax rate                           34.0%             34.0%            34.0%
                  State taxes, net of federal benefit                    (0.5)              2.2             (3.2)
                  Increase in valuation reserve and
                    other                                               (87.0)            (44.0)           (35.0)
                                                              ---------------     -------------    -------------

                      TOTAL                                             (53.5)%            (7.8)%           (4.2)%
                                                              ===============     =============    =============

         Significant components of the Company's deferred tax assets and liabilities for federal income taxes consisted of the following at December 31, 2002 and 2001:

                                                                                      2002               2001
                                                                                ---------------    ----------------

                  Deferred tax assets
                      Net operating losses                                      $    16,386,754    $     13,079,194
                      Tax credit carry-forwards                                       1,819,360           1,502,591
                      Asset valuation reserves                                        6,821,955           6,821,955
                      Property, plant, and equipment                                  4,472,450           4,332,583
                      Other                                                           5,189,357           3,699,978
                                                                                ---------------    ----------------

                           Total deferred tax assets                                 34,689,876          29,436,301
                                                                                ---------------    ----------------

                  Deferred tax liabilities
                      Property, plant, and equipment                                   (357,540)           (744,459)
                      Other                                                            (750,700)           (719,364)
                                                                                ---------------    ----------------

                           Total deferred tax liabilities                            (1,108,240)         (1,463,823)
                                                                                ---------------    ----------------

                                                                                     33,581,636          27,972,478
                  Valuation allowance                                               (33,701,047)        (28,091,889)
                                                                                ---------------    ----------------

                             NET DEFERRED TAX LIABILITY                         $      (119,411)   $       (119,411)
                                                                                ===============    ================

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 18 - INCOME TAXES (CONTINUED)

         In February 1998, the Company raised gross proceeds of $6,250,000 in additional capital through a public offering. As a result of bringing in additional stockholders, there may be a substantial annual limitation on the use of net operating loss carry-forwards for both federal and state tax purposes. In general, an ownership change occurs when the major stockholders, which includes groups of stockholders of the Company, have increased their ownership by more than 50 percentage points. If there has been an ownership change, section 382 of the Internal Revenue Code places a limitation on the amount of income that can be offset by net operating loss carry-forwards. The section 382 limitation is the product of multiplying the Company's value (at the time of the ownership change) by the highest federal long-term tax-exempt rate for the month of the change or the two preceding months. The amount of the potential limitation, if any, is yet to be determined.

         The Company has remaining net operating loss carry-forwards, after carry-backs, of approximately $44,470,000 for federal and $11,979,000 for state, which will begin expiring in 2017. Upon confirmation of the bankruptcy plan, effective December 31, 2003, Steakhouse Investors received 90% of the new common stock (as discussed in Note 2) which constituted a change in ownership. As a result the Company's net operating loss carry-forwards will be substantially reduced.

NOTE 19 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2002, 2001, and 2000, the Company advanced $0, $0, and $1,185,658, respectively, to officers of the Company. During the year ended December 31, 2002, and 2001, the Company recorded an allowance for doubtful accounts related to certain officer advances totaling $277,016 and $616,584, which are deemed uncollectible. During the year ended December 31, 2000, the Company recorded a forgiveness of officer advances totaling $442,058.

         An officer has personally guaranteed the leases of two of the Company's California locations, as well as trade accounts payable with certain of the Company's vendors.

         During the years ended December 31, 2002, 2001 and 2000, the Company paid its former Chairman of the Board/President/Chief Executive Officer consulting fees for services rendered in addition to paying for certain expenses incurred by the former Chief Executive Officer. As of December 31, 2002 and 2001, total amounts paid as consulting fees and expenses paid on behalf of the officer were $45,530 and $825,680, respectively.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 19 - RELATED PARTY TRANSACTIONS (CONTINUED)

         During the years ended December 31, 2002, 2001, and 2000, the Company paid its former President consulting fees for services rendered in addition to paying for certain expenses incurred by the former President. As of December 31, 2002 and 2001, total amounts paid as consulting fees and expenses on behalf of the officer were $249,669 and $431,375, respectively.

         During the year ended December 31, 2000, the Company entered into a capital lease agreement for a vehicle for the former Chairman of the Board/President/Chief Executive Officer of the Company. Related to this transaction, the Company recorded property, plant, and equipment totaling $176,863. As of December 31, 2002 and 2001, the capital lease payable related to this vehicle totaled $83,213 and $83,213, respectively. The lease agreement is for four years, and monthly payments are $1,852. As a result of the bankruptcy filing, the liability has been stayed, pending court approval. This amount has been reclassified as liabilities subject to compromise in the accompanying consolidated financial statements as of December 31, 2002. In connection with the purchase of the vehicle, the Company paid $69,335 for certain improvements to the vehicle.

         During the year ended December 31, 2001, the Company entered into a operating lease agreement for a vehicle for the former Chairman of the Board/President/Chief Executive Officer of the Company. The lease agreement is for three years and monthly payments are $702.

         During the year ended December 31, 2000, the Company entered into an operating lease agreement for a vehicle for the former Chairman of the Board/President/Chief Executive Officer of the Company. This lease agreement is for 3.5 years, and monthly payments are $1,143.

         During the year ended December 31, 2001, the Company unintentionally misclassified the worker classification of its former Chairman of the Board/President/Chief Executive Officer as an independent contractor rather than an employee. In addition, during the year, the Company did not issue 1099's for wages paid to its former Chairman of the Board/President/Chief Executive Officer as required by Internal Revenue Service guidelines. In connection with this misclassification, the Company has accrued an estimated payroll tax liability of $332,000, which includes both the employer's and employee's portion of the FICA, SUI, and SDI taxes as well as penalties and interest of $125,000.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 20 - FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of 2001, the Company had the following significant accounting adjustments:

         1. A property, plant, and equipment impairment reserve of $6,581,527 related to continuing operating losses of certain under-performing restaurants was recorded. The Company's estimate of undiscounted cash flows indicates that this carrying amount is not expected to be recovered. Management of the Company has not determined to which quarters in 2001 this impairment relates.

         2. A loan was issued in February 1998, bears interest of 15% per annum, and is guaranteed by the Company. As a result of the default, the lender has called the note and is exercising the corporate guarantee. As of December 31, 2002, the Company has accrued $413,409 related to the loan, which includes the principal loan amount of $241,200 and unpaid interest of $172,209. Management of the Company has not determined in which quarters in 2001 this loan was defaulted.

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

         2. A reduction of $8,386,052 of capital lease obligations related to a restatement of the sale-leaseback recorded. In July 2000, the Company completed a sale- leaseback on 19 properties previously owned by the Company. The Company recorded the entire lease as a capital lease in accordance with SFAS No. 13, "Accounting for Leases." Subsequently, the Company determined that the land portion of the sale-leaseback was inappropriately booked as a capital lease and reduced the liability. As a result of the restatement, the lease payments on the land have been determined to be operating leases.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables list the Company's quarterly financial information for the years ended December 31, 2002, 2001, and 2000:

                                                                      2002
                             --------------------------------------------------------------------------------------
                                   First            Second            Third             Fourth          Total
                                  Quarter           Quarter          Quarter           Quarter           Year
                             ---------------   ---------------  ----------------  ---------------  ----------------

         Revenues            $    24,786,932   $    22,715,227  $     20,499,712  $    29,100,381  $     97,102,252
         Gross profit (loss) $       669,184   $       997,645  $        (49,282) $       202,366  $      1,819,713
         Loss before other
           income
           (expense)         $      (661,647)  $        52,037  $     (1,102,733) $    (1,849,077) $     (3,561,420)
         Income (loss) from
           reorganization
           items             $     1,329,687   $      (369,868) $        419,880  $    (1,508,232) $       (128,533)
         Income (loss) from
           discontinued
           operations        $      (242,990)  $      (191,433) $       (216,343) $      (177,169) $       (827,935)
         Net income
           (loss)            $      (175,414)  $    (1,146,046) $     (1,416,538) $    (3,844,561) $     (6,582,559)
         Basic earnings
           (loss) per share
           from continuing
           operations        $          0.02   $         (0.28) $          (0.36) $         (1.08) $          (1.70)
         Basic earnings
           (loss) per share
           from discontinued
           operations        $         (0.07)  $         (0.06) $         (0.06)  $         (0.05) $          (0.24)
         Basic (loss)
           per share         $         (0.05)  $         (0.34) $          (0.42) $         (1.14) $          (1.94)
         Diluted earnings
           (loss) per share
           from continuing
           operations        $          0.02   $         (0.28) $          (0.36) $         (1.08) $          (1.70)
         Diluted earnings
           (loss) per share
           from discontinued
           operations        $         (0.07)  $         (0.06) $         (0.06)  $         (0.05) $          (0.24)
         Diluted (loss)
           per share         $         (0.05)  $         (0.34) $          (0.42) $         (1.14) $          (1.94)
         Common stock
           trading range
              High           $         0.440   $         0.240  $          0.190  $         0.150  $          0.440
              Low            $         0.060   $         0.010  $          0.001  $         0.001  $          0.001

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                      2001
                             --------------------------------------------------------------------------------------
                                   First            Second            Third             Fourth          Total
                                  Quarter           Quarter          Quarter           Quarter           Year
                             ---------------   ---------------  ----------------  ---------------  ----------------

         Revenues            $    27,981,418   $    26,209,879  $     23,242,341  $    33,250,771 $     110,684,409
         Gross profit (loss) $     2,491,704   $     1,668,935  $        529,049  $    (6,498,915)     $ (1,809,227)
         Income (loss)
           before other
           income
           (expense)         $       840,623   $    (2,766,566) $     (2,499,449) $    (7,314,919) $    (11,740,311)
         Income (loss) from
           discontinued
           operations        $      (281,582)  $      (185,349) $       (386,147) $    (1,543,743) $     (2,396,821)
         Net income
           (loss)            $        47,316   $    (1,715,559) $     (1,969,838) $   (13,078,663) $    (16,716,744)
         Basic earnings
           (loss) per share
           from continuing
           operations        $          0.09   $         (0.46) $          (0.47) $         (3.39) $          (4.23)
         Basic (loss)
           per share
           from
           discontinued
           operations        $         (0.08)  $         (0.05) $          (0.11) $         (0.47) $          (0.71)
         Basic earnings
           (loss) per share  $          0.01   $         (0.51) $          (0.58) $         (3.86) $          (4.94)
         Diluted earnings
           (loss) per share
           from continuing
           operations        $          0.09   $         (0.46) $          (0.47) $         (3.39) $          (4.23)
         Diluted (loss)
           per share
           from
           discontinued
           operations        $         (0.08)  $         (0.05) $          (0.11) $         (0.47) $          (0.71)
         Diluted earnings
           (loss) per share  $          0.01   $         (0.51) $          (0.58) $         (3.86) $          (4.94)
         Common stock
           trading range
              High           $         4.630   $         3.800  $          1.370  $         0.640  $          4.630
              Low            $         2.310   $         0.910  $          0.500  $         0.200  $          0.200


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

                                                                      2000
                             --------------------------------------------------------------------------------------
                                     First          Second            Third             Fourth          Total
                                  Quarter           Quarter          Quarter           Quarter           Year
                             ---------------   ---------------  ----------------  ---------------  ----------------

         Revenues            $    30,430,255   $    23,761,042  $     29,356,693  $    40,070,209 $     123,618,199
         Gross profit (loss) $     3,804,941   $      (508,142) $      1,572,324  $     6,188,945 $      11,058,068
         Income (loss)
           before other
           income
           (expense)         $     2,144,549   $    (2,292,107) $     (1,189,946) $     4,834,310  $      3,496,806
         Income (loss) from
           discontinued
           operations        $      (326,371)  $        98,567  $     (1,386,302) $      (334,141) $     (1,948,247)
         Net income
           (loss)            $       457,411   $      (489,126) $     (1,106,125) $       516,396  $       (621,444)
         Basic earnings
           (loss) per share
           from continuing
           operations        $          0.24   $         (0.18) $           0.08  $          0.25  $           0.39
         Basic earnings
           (loss) per share
           from discontinued
           operations        $         (0.10)  $          0.03  $          (0.41) $         (0.10)  $         (0.58)
         Basic earnings
           (loss) per share  $          0.14   $         (0.15) $          (0.33) $          0.15  $          (0.18)
         Diluted earnings
           (loss) per share
           from continuing
           operations        $          0.19   $         (0.18) $           0.06  $          0.31  $           0.38
         Diluted earnings
           (loss) per share
           from discontinued
           operations        $         (0.09)  $          0.03  $          (0.39) $         (0.13)  $         (0.58)
         Diluted earnings
           (loss) per share  $          0.10   $         (0.15) $          (0.33) $         (0.18) $          (0.20)
         Common stock
           trading range
              High           $         7.000   $         5.188  $          6.938  $         4.875  $          7.000
              Low            $         4.875   $         3.000  $          2.250  $         2.813  $          2.250


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------



NOTE 22 - SUBSEQUENT EVENTS

         As of December 2003, the Company has negotiated a sale of four restaurant leases and related property, plant, and equipment for gross proceeds of $1,320,000. The property, plant, and equipment associated with such leases had a net book value of $824,415, capital lease obligations of $613,000, and future minimum lease commitments of $3,352,789 as of December 2003. The Company expects to record a net gain during the year ended December 31, 2003 of approximately $1,168,000 in connection with such sales.

         Subsequent to December 31, 2002, the Company rejected nine operating leases related to closed and/or poorly performing restaurants. The property, plant, and equipment associated with such leases had a net book value of $767,330, capital lease obligations of $1,705,649, and future minimum lease commitments of $5,475,306 as of December 31, 2003. The Company expects to record a net gain during the year ended December 31, 2003 of approximately $938,000 in connection with these rejected leases.

         On August 13, 2003, the Company obtained and received Court approval for a $5,000,000 senior secured convertible debtor-in-possession financing facility (the "DIP Credit Facility") for payment of permitted pre-petition claims, working capital needs, letter of credit and other general corporate purposes. The DIP Credit Facility requires that the Company maintain certain financial covenants. In addition, under the agreement, the Company will be required to accrue interest, which will be capitalized on each payment date and added to the outstanding principal until confirmation. Upon confirmation of the plan, which occurred on December 31, 2003, the DIP Credit Facility was converted into 90% of the new common stock of the reorganized Company in exchange for a full and complete release of the Company's obligations under the DIP Credit Facility agreement other than interest.

         As of December 2003, the Company borrowed approximately $5,000,000 on the DIP Credit Facility.

         During the first quarter of 2003, the Company finalized the liquidation of PBF. As a result of PBF's liabilities exceeding their assets, the Company anticipates recording a gain in the amount of $1,057,463.

         On December 31, 2003, the Company's joint Plan of Reorganization was confirmed, and the Company emerged from bankruptcy protection. In accordance with SOP 90-7, the Company implemented fresh-start accounting. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2002

--------------------------------------------------------------------------------


NOTE 22 - SUBSEQUENT EVENTS (CONTINUED)

         In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented the Company's estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by the Reorganized Company and the final settlement amounts are recognized as they occur.

         To facilitate the calculation of the enterprise value of the Reorganized Company, the Company developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions which are not guaranteed.

         SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ("goodwill") was approximately $18,900,000 as of December 31, 2003.

                            SUPPLEMENTAL INFORMATION

          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries

(Debtor-In-Possession)


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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
October 17, 2003, except for
   Notes 2, 14, 18, and 22, as
   to which the date is
   December 31, 2003

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                          (DEBTOR-IN-POSSESSION)
                              VALUATION AND QUALIFYING ACCOUNTANTS - SCHEDULE II
                                                For the Years Ended December 31,



                                     Balance,      Additions      Deductions       Balance,
                                    Beginning      Charged to        from            End
                                     of Year       Operations      Reserve         of Year
                                   -----------    ------------    -----------    -----------
Allowance for doubtful
   accounts

     December 31, 2002             $  154,621     $   68,896     $   (90,283)    $  133,234
                                   ----------      ---------     -----------     ----------
     December 31, 2001             $   61,264     $   93,357     $        -      $  154,621
                                   ----------      ---------     -----------     ----------
Reserve for impairment of
   property, plant, and
   equipment

     December 31, 2002             $6,581,527     $       -      $(6,581,527)    $       -
                                   ----------      ---------     -----------     ----------

     December 31, 2001             $       -      $6,581,527     $        -      $6,581,527
                                   ----------      ---------     -----------     ----------
Reserve for advances to
   officers

     December 31, 2002             $  616,584     $  277,016     $  (616,584)    $  277,016
                                   ----------      ---------     -----------     ----------
     December 31, 2001             $       -      $  616,584     $        -      $  616,584
                                   ----------      ---------     -----------     ----------






   The accompanying notes are an integral part of these financial statements.

                                  EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION

21.1           List of Subsidiaries of Steakhouse Partners, Inc.