Form 10-Q
period 2003-03-18
STEAKHOUSE PARTNERS INC
filed 2004-04-28
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the twelve week period ended March 18, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 30, 2003: 3,386,522 shares of common stock

                                    FORM 10-Q
                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                                      INDEX



                                      PAGE
                                     NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Condensed Consolidated Balance Sheet at March 18,
              2003 and December 24, 2002....................        2-3
         Condensed Consolidated Statements of Operations for
              the twelve weeks ended March 18, 2003 and
              March 19, 2002................................          4
         Condensed Consolidated Statements of Cash Flows for
              the twelve weeks ended March 18, 2003
              and March 19, 2002............................          5
         Notes to Condensed Consolidated Financial
              Statements....................................          6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................          9
Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................         14
Item 4. Controls and Procedures.............................         14

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................         15
Item 2. Change in Securities & Use of Proceeds..............         15
Item 3. Defaults Upon Senior Securities.....................         15
Item 4. Submission of Matters to a Vote of Security
              Holders.......................................         15
Item 5. Other Information...................................         15
Item 6. Exhibits and Reports on Form 8-K....................         15

SIGNATURES..................................................         16

SECTION 302 CERTIFICATION...................................         16

EXPLANATORY STATEMENT

On February 15, 2002, Steakhouse Partners, Inc. and three subsidiaries of Paragon Steakhouse Partners, Inc., our wholly owned subsidiary, filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court"). The filing was made in connection with our inability to timely pay certain notes aggregating $1,734,285. As a debtor-in-possession, Steakhouse Partners, Inc. is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Bankruptcy Court, after notice and an opportunity for a hearing. At this time, it is not possible to predict the effect of the Chapter 11 reorganization on the business of Steakhouse Partners, Inc., various creditors and security holders or when we will be able to exit Chapter 11. Our future results are dependent upon our confirming and implementing, on a timely basis, a plan of reorganization. A more detailed description of the bankruptcy filing and its effect on Steakhouse Partners, Inc. is set forth in Steakhouse Partners, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 30, 2003, filed with the Securities and Exchange Commission on April 27, 2004.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 18, 2003
                                     (UNAUDITED)



                                     ASSETS

                                                            12 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            MARCH 18,        DECEMBER 24,
                                                              2003               2002
                                                           -----------       ------------
                                                           (UNAUDITED)         (AUDITED)
Current assets
  Cash and cash equivalent.............................    $ 1,555,086       $ 2,750,673
  Accounts receivable, net of allowance for doubtful
     accounts of $133,374 and $133,374.................        231,844           829,909
  Inventories, net of allowance for obsolete
     inventories of $45,805 and $45,805................      1,719,171         1,931,383
Prepaid expenses and other current assets..............        679,271           847,727
                                                           -----------       -----------
Total current assets...................................      4,185,372         6,359,692
Property and equipment, net............................     16,615,453        18,313,773
Deposits and other assets..............................        194,447           199,441
Cash -- restricted under collateral agreements.........        522,323         1,122,075
                                                           -----------       -----------
Total assets...........................................    $21,517,595       $25,994,981
                                                           ===========       ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 18, 2003
                                   (UNAUDITED)



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            12 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            MARCH 18,        DECEMBER 24,
                                                              2003               2002
                                                           -----------       ------------
                                                           (UNAUDITED)         (AUDITED)
Liabilities Not Subject to Compromise
Current liabilities
     Current portion of long-term debt.................         74,033            72,842
      Accounts payable.................................      2,440,877         2,654,497
     Accrued liabilities...............................      4,801,334         6,515,612
     Accrued payroll costs.............................      2,081,000         2,521,852
     Net liabilities of Pacific Basin Foods, Inc. in
     Liquidation   ....................................             --         1,057,463
                                                           -----------       -----------
Total current liabilities..............................      9,397,244        12,822,266
Long-term debt, net of current portion.................      2,094,493         2,115,643
Deferred tax liability.................................        119,411           119,411
Deferred gain on sale-leaseback........................             --                --
Deferred rent..........................................             --                --
                                                            -----------       -----------
Total liabilities not subject to compromise............     11,611,148        15,057,320

Liabilities subject to compromise......................     29,923,231        31,833,329
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, Series B, Convertible, $0.001 par value
     1,000,000 shares authorized
     1,000,000 and 1,000,000 shares issued and
     outstanding.......................................          1,000             1,000
Preferred stock, Series C, Convertible, $0.001 par value
     1,750,000 shares authorized
     1,750,000 and 1,750,000 shares issued and
     outstanding.......................................          1,750             1,750
Common stock, $0.01 par value
     10,000,000 shares authorized
     3,386,522 and 3,386,522 shares issued and
     outstanding.......................................         33,865            33,865
Treasury stock, 28,845 shares, at cost.................       (175,000)         (175,000)
Additional paid-in capital.............................     12,040,750        12,040,750
Accumulated deficit....................................    (31,919,149)      (32,798,033)
                                                           -----------       -----------
Total stockholders' equity (deficit)...................    (20,016,784)      (20,895,668)
                                                           -----------       -----------
Total liabilities and stockholders' equity.............    $21,517,595       $25,994,981
                                                           ===========       ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        12 WEEKS          12 WEEKS
                                                          ENDED             ENDED
                                                        MARCH 18,         MARCH 19,
                                                          2003              2002
                                                       -----------       -----------
                                                       (UNAUDITED)       (UNAUDITED)
Revenues.............................................  $19,881,265       $24,786,932
Cost of sales
Food and beverage....................................    7,014,305         8,731,157
Payroll and payroll related costs....................    6,979,157         8,408,773
Direct operating costs...............................    4,597,317         6,223,719
Depreciation and amortization........................      494,703           754,099
                                                       -----------       -----------
Total cost of sales..................................   19,085,482        24,117,748
Gross profit.........................................      795,783           669,184
General and administrative expenses..................    1,439,167         1,330,831
                                                       -----------       -----------
Income (loss) before other income (expense)..........     (643,384)         (661,647)
Other income (expenses)
Other income.........................................           --            22,858
Interest income......................................      107,610                --
Interest and financing costs.........................     (646,199)         (593,564)
                                                       -----------       -----------
Total other (expense)................................     (538,589)         (570,706)
Income (loss) before reorganization items, provision
   for income taxes, and discontinued operations.....   (1,181,973)       (1,232,353)
Reorganization items:
   Gain on disposal of property and equipment........    1,142,474         1,536,578
   Professional fees.................................     (109,080)         (206,891)
                                                       -----------       -----------
Income (loss) before provision for income taxes and
discontinued items ..................................     (148,579)           97,334
Provision for income taxes...........................       30,000            29,758
                                                       -----------       -----------
Income (loss) before discontinued operations  .......  $  (178,579)      $    67,576

Income (loss) from discontinued operations, net taxes    1,057,463           242,990
                                                       -----------       -----------
Net income (loss)....................................  $   878,884      $   (175,414)
                                                       ===========       ===========
Earnings (loss) per share
Basic
   Earnings (loss) from continuing
operations...........................................  $     (0.05)      $      0.02
                                                       ===========       ===========
   Earnings (loss) from discontinued
operations...........................................  $      0.31       $     (0.07)
                                                       ===========       ===========
Basic earnings (loss) per share                        $      0.26       $     (0.05)
                                                       ===========       ===========
Diluted
   Earnings (loss) from continuing
operations...........................................  $     (0.05)      $      0.02
                                                       ===========       ===========
   Earnings (loss) from discontinued
operations...........................................  $      0.31       $     (0.07)
                                                       ===========       ===========
Diluted earnings (loss) per share                      $      0.26       $     (0.05)
                                                       ===========       ===========
Weighted-average shares outstanding
   Basic.............................................    3,386,522         3,386,522
                                                       ===========       ===========
   Diluted...........................................    3,386,522         3,386,522
                                                       ===========       ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 12 WEEKS          12 WEEKS
                                                                   ENDED             ENDED
                                                                 MARCH 18,         MARCH 19,
                                                                   2003              2002
                                                                -----------       -----------
                                                                (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities
Net income (loss)..........................................     $  878,884      $      67,576
Net income (loss) from discontinued operations   ..........      1,057,463           (242,990)
Adjustments to reconcile net income to net cash
       provided by operating activities
     Depreciation and amortization..........................        494,703           749,108
     Gain on disposal of rejected leases....................     (1,142,474)       (1,656,239)
     Decrease in operating assets...........................      1,260,331           986,534
     Increase in liabilities subject to compromise..........     (1,310,346)       36,210,983
     (Decrease) in operating liabilities....................     (2,368,750)      (35,012,157)
                                                                -----------       -----------
     Net cash provided by (used in) continuing operating
     activities ............................................     (1,130,189)        1,102,815
     Net cash provided by (used in) discontinued
     operating activities ..................................             --           363,532
Cash flows from investing activities
     Purchases of furniture and equipment...................        (45,439)          (64,699)
                                                                -----------       -----------
Net cash used in continuing investing activities ...........        (45,439)          (64,699)
Cash flows from financing activities
     Principal payments on debt and capital leases..........        (19,959)         (199,270)
                                                                -----------       -----------
Net cash used in continuing financing activities............        (19,959)         (199,270)
                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents........     (1,195,587)        1,202,378
Cash and cash equivalents, beginning of period..............      2,750,673         1,107,889
                                                                -----------       -----------
Cash and equivalents, end of period.........................    $ 1,555,086       $ 2,310,267
                                                                ===========       ===========



The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the twelve week period ended March 18, 2003 are not necessarily indicative of the results to be expected for the full year ending December 30, 2003. The Company reports results quarterly with the three quarters having 12 weeks and the remaining quarter having 16 weeks. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report in Form 10K for the year ended December 24, 2002.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2002, the Company maintained a current ratio of 0.49-to- 1, which arose from a working capital deficit of $6,462,571. In addition, certain debt is in default as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. On February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, or is otherwise unable to implement a plan acceptable to the Bankruptcy Court that recognizes its debt obligation, it may have to curtail its business sharply or cease business altogether.

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

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. The Company believes that the Bankruptcy Plan will be approved by the creditors' by December 2003, and the reorganization will be completed by the end of 2003.

On July 28, 2003 the U.S. Bankruptcy Court Central District of California - Riverside Division confirmed and the Official Creditor's Committee authorized Steakhouse Partners, Inc and its wholly owned subsidiary, Paragon Steakhouse Restaurants, to obtain post petition debtor-in-possession financing in the sum of $5.0 million. Upon Confirmation, the financing will convert into 90% of the common stock of the reorganized debtor and the remaining 10% to be issued to certain creditors. Under the forthcoming plan, existing equity interests in the debtor would be canceled upon confirmation. Per that order and the bylaws of the debtor, effective July 30, 2003, A. Stone Douglass was appointed and performed the duties of chief executive officer and president of the debtor.

 On December 19, 2003 the U.S. Bankruptcy Court Central District of California - Riverside Division confirmed and the Official Creditor's Committee approved the Joint Plan of Reorganization. Under the terms of the Plan as of the effective date (December 31, 2003) the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC. will convert to 90% of the common stock and the balance of the Common Stock will be given to the unsecured creditors as partial payment of their claims. The Plan provides for general unsecured creditors to receive $6.0 million in cash and notes, as well as, new common shares. The Plan estimates that the creditors class will receive $0.50 - $0.70 for each dollar of allowed unsecured claim. All pre-existing Common Stock, stock options, warrants and preferred stock will be cancelled as of the effective date.

Also the approved plan provides for the payment term(s) for all classes of creditors. I-Dine (Secured) has stipulated to a note payable over 4 years plus interest. Critical Capital (Secured) has agreed to a 6- year note, the first three payable monthly interest only the last three principal and interest. Priority taxes per applicable statute will have a four-year note principal and interest. The unsecured creditors were broken down into two classes. The first class was those creditors that were scheduled at less than $4,000. The general unsecured creditors would be paid at $0.50 on the dollar within 30 days of the effective date. The second class was those $4,000 and greater. They would receive a $1.0 million down payment, within 30 days of the effective date and a note for $5.0 million payable over three years (periodic payments) with no interest.

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

NOTE 2 -- EARNINGS PER SHARE

           The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options, warrants, convertible notes and convertible preferred stock.

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

NOTE 4 DISCONTINUED OPERATIONS

On October 11, 2002, the Company's wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court in the Central District of California, located in Riverside. The subsidiary ceased operations effective as of the filing date. The Company's financial statements have been retroactively adjusted to reflect the impact of the discontinuation of PBF.

The results of operations of PBF have been classified as discontinued operations in the accompanying consolidated statements of operations for the periods ended March 18, 2003 and March 19, 2002.

NOTE 5 -- SUBSEQUENT EVENTS

On July 28, 2003 the U.S. Bankruptcy Court Central District of California - Riverside Division authorized Steakhouse Partners, Inc and its wholly owned subsidiary, Paragon Steakhouse Restaurants, to obtain post petition debtor-in-possession financing in the sum of $5.0 million. Upon Confirmation, the financing will convert into 90% of the common stock of the reorganized debtor and the remaining 10% to be issued to certain creditors. Under the forthcoming plan, existing equity interests in the debtor would be canceled upon confirmation. Per that order and the bylaws of the debtor, effective July 30, 2003, A. Stone Douglass was appointed and performed the duties of chief executive officer and president of the debtor.

 On December 19, 2003 the U.S. Bankruptcy Court confirmed the Joint Plan of Reorganization. Under the terms of the Plan as of the effective date (December 31, 2003) the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC will convert to 90% of the common stock and the balance of the common stock will be given to the unsecured creditors as partial payment of their claims. The Plan provides for general unsecured creditors to receive $6.0 million in cash and notes, as well as, new common shares. The Plan estimates that the creditors class will receive $0.50 - $0.70 for each dollar of allowed unsecured claim.

On December 31, 2003, the Company's joint plan of reorganization was confirmed and the Company emerged from bankruptcy protection. In accordance with SOP 90-7 the Company implemented fresh-start accounting. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The company's actual results may differ significantly from management's expectations. See the risk factors detailed in the Company's Form 10-K for the fiscal year ended December 24, 2002 as well as other reports filed by the Company with the Securities Exchange Commission. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

General Factors

     -    general economic conditions,

     - weather conditions, including those which affect buying pattern of our customers,

     - changes in consumer spending and our ability to anticipate buying patterns and implement appropriate inventory strategies, competitive pressures and other third party actions, ability to timely acquire desired goods and/or fulfill labor needs at planned costs,

     - ability to successfully implement business strategies and otherwise execute planned changes in various aspects of the business, regulatory and legal developments,

     - our ability to attract, motivate and/or retain key executives and associates,

     - our ability to attract and retian customers, other factors affecting business beyond our control.

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the twelve weeks ended March 18, 2003 included in this Report, and the audited consolidated financial statements and related footnotes for the year ended December 24, 2002 included in the Company's Annual Report on Form 10-K for fiscal 2002. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

BACKGROUND

Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 45 full-service steakhouse restaurants located in ten states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is $24.74 (including alcoholic beverages) and it currently serves approximately 4.0 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. The Company's management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after it has completed the reorganization process described below under "Bankruptcy Filing".

On December 21, 1998, the Company consummated its acquisition of Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouse restaurants and Pacific Basin Foods Inc., ("Pacific Basin") a restaurant food distribution company. Paragon is a wholly owned subsidiary of the Company.

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

The Filing was made in response to certain notes aggregating $1,734,285, which the Company was unable to pay. Steakhouse and PSR (collectively, the "Debtors") will continue to manage their properties and operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. The Company believes that the creditors will approve the Bankruptcy Plan by December 2003, and the reorganization will be completed by the end of 2003.

As a consequence to the Filing, all pending litigation and claims against the Debtors are stayed, and no party may take action to realize its pre-petition claims, except pursuant to order of the Bankruptcy Code. It is the Debtors' intention to address all of its pending and future pre-petition claims in a plan of reorganization. However, it is currently impossible to predict with any degree of certainty how the plan will treat pre-petition claims and the impact the Filing and any reorganization plan may have on the shares of preferred or common stock of the Debtors. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The formulation and implementation of a plan of reorganization could take a significant period of time. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. However, as a result of the Filing, such realization of certain of the Debtors' assets and liquidation of certain of the Debtors' liabilities are subject to significant uncertainty. Furthermore, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Debtors received in February, 2002 approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations, including claims of landlords for lease payments and employee wages and benefits in the ordinary course of business.

Subsequent to the filing, the Company commenced a balloting and solicitation process with respect to the Plan of Reorganization, which concluded in December 2003. On December 19, 2003, the Company's Plan of Reorganization was confirmed by the Court. Upon confirmation of the Plan, effective December 31, 2003, the entire balance of the DIP facility, including accrued interest, became due and payable to Steakhouse Investors, LLC ("Steakhouse Investors"), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company's obligations under the DIP agreement other than interest. The outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation will be canceled. The Company's financial affairs will be completely restructured under circumstances, whereby Steakhouse Investors will exchange its $5,000,000 super-priority administrative claim for 90% of the newly issued common stock in the reorganized company. In addition, all of the Company's pre-petition liabilities will be completely restructured upon confirmation of the plan, whereby the Company will be obligated to pay the following obligations:

1. Priority tax claim in the amount of approximately $1,921,000 will be paid in the following manner at the option of the Company: (a) in full on the effective date of the Bankruptcy Plan or (b) paid over a six-year period from the date of assessment with interest payable at a rate of 6% per annum.

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

3. Unsecured claims estimated to be between $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claim in the amount of $8,000,000 to $12,000,000 will be paid an estimated recovery of 50% to 70%. The Company will pay to the creditors $1,000,000 within 30 days of the effective date of the Bankruptcy Plan and make payments under a $5,030,000 note payable, which will be paid in the amount of $500,000 on each April, August, and December of each year for the next three years. The note is non-interest-bearing and due on or before December 2006. In addition, the general, unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of the new common stock of the Company and (b) convenience claims in the amount of approximately $700,000 will be paid an estimated recovery of 50%. Each allowed claim will receive its payment within 30 days after the effective date of the Bankruptcy Plan.

On December 31, 2003, the Company's joint plan of reorganization was confirmed and the Company emerged from bankruptcy protection. In accordance with SOP 90-7 the Company implemented fresh-start accounting. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

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

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE AND MOUNTAIN JACK'S

We have 35 steakhouses operating under the brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's for which the average dinner check is approximately $23.00 per guest range. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and have the "look and feel" of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

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

CARVERS

We have 5 steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average check per guest of slightly less than $29.00. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton's and Ruth's Chris.

Our Carvers restaurants are also typically housed in freestanding buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately 220 seats. The Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events. We are currently developing the next generation lunch and dinner menus for Carvers.

UNIQUE CONCEPTS

We have 5 unique formal restaurants housed in landmark buildings in prime locations near or at tourist sites, which also serve as the destination or special occasion restaurant in their respective communities. The menu at these restaurants are also unique with the average dinner check per guest is $26.80. These restaurants typically have one or more banquet rooms.

We will continue our efforts to differentiate our restaurants by emphasizing personal and attentive service, consistent high-quality, fresh products and position in the mid-priced, full service steakhouse segment of the restaurant industry.

REORGANIZATION STRATEGY

Management plans to restructure the Company's debt through the Chapter 11 reorganization process, improve the Company's financial performance through cost-reduction and restructuring of administrative overhead, and raise money through equity or the selective sale of non-strategic restaurants. In the short term, we will reduce our organization in size as part of the reorganization process. Assuming the Company is able to successfully reorganize under Chapter 11 of the United States Bankruptcy Code, our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers) and acquisition. Key components of our strategy include leveraging established brands, achieving operating efficiencies and cost savings through volume discounts on purchases, and efficiently penetrating new markets.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED MARCH 18, 2003 COMPARED TO TWELVE WEEKS ENDED MARCH 19, 2002

Revenues for the twelve-week period ended March 18, 2003 decreased $4,905,667 or 19.8% from $24,786,932 for the twelve-week period ended March 19, 2002 to $19,881,265 for the same period in 2003. The chief reason for this decline is Paragon Steakhouse Restaurants sold or closed eight units in the first quarter of 2002 (partial sales for the period are in the 2002 numbers) ,as well as, there are currently six less operating units (53 versus 45) in 2003 than there were at the end of the same period 2002. Paragon Steakhouse Restaurants same-store sales declined 1.5% for the 45 comparable units versus the same period in 2002.

Food and beverage costs for the twelve-week period ended March 18, 2003 decreased $1,716,852 or 19.7% from $8,731,157 for the twelve-week period ended March 19, 2002 to $7,014,305 for the same period in 2003. Food and beverage costs as a percentage of restaurant revenues was 35.2% for the twelve-week period ended March 19, 2002 compared to 35.2% for the same period in 2003. In spite of the revenue declines and bankruptcy related supply issues the Company maintained the food and beverage cost consistent year-to-year as a percentage relations to revenue. Immediately after the bankruptcy filing many vendors changed their terms and conditions in order to continue to do business with Paragon. This included deposits, loss of discounts and higher prices.

Payroll and payroll related costs for the twelve-week period ended March 18, 2003 decreased $1,429,616 or 17.0% from $8,408,773 for the twelve-week period ended March 19, 2002 to $6,979,157 for the same period in 2003. Restaurant payroll and payroll related costs as a percentage of revenue were 33.9% for the twelve-week period ended March 19, 2002 compared to 35.1% for the same period in 2003. The principal reason for this increase as a percentage relationship to revenue is the decrease in the restaurants net revenue was greater than the minimum staffing that is required per unit to maintain guest services and a positive dining experience, as well as, the additional labor costs associated with closing down restaurants with declining revenue.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the twelve-week period ended March 18, 2003 decreased $1,626,402 or 26.1% from $6,223,719 for the twelve-week period ended March 19, 2002 to $4,597,317 for the same period in 2003. These costs as a percentage of restaurant revenues were 25.1% for the twelve-week period ended March 19, 2002 compared to 23.1% for the same period in 2003. The decrease is principally due to the sale or rejection of 14 restaurants that were high in maintenance and occupancy cost.

Depreciation and amortization for the twelve-week period ended March 18, 2003 decreased $259,396 or 34.4% from $754,099 for the twelve-week period ended March 19, 2002 to $494,703 for the same period in 2003. The decrease is principally due to the sale or rejection of 14 restaurants

General and administrative expenses for the twelve-week period ended March 18, 2003 increased $108,336 or 8.1% from $1,330,831 for the twelve-week period ended March 19, 2002 to $1,439,167 for the same period in 2003. These costs as a percentage of revenues were 5.4% for the twelve-week period ended March 19, 2002 compared to 7.2% for the same period in 2003. As absolute dollars remain constant year-to-year (as further staffing decreases were not planned until later in the year) the increase in percentage relationship to revenue is chiefly the result of the decline in revenue.

Other income (expenses) for the twelve-week period ended March 18, 2003 decreased $32,117 or 5.6% from $(570,706) for the twelve-week period ended March 19, 2002 to $(538,589) for the same period in 2003.

Reorganization items for the twelve-week period ended March 18, 2003 decreased $296,293 or 22.2% from $1,329,687 for the twelve-week period ended March 19, 2002 to $1,033,394 for the same period in 2003. The decrease in the net gain on reorganization related items reflects the decline in bankruptcy activity as it relates to the number of units sold or rejected, as well as, the legal fees directly attributable to the bankruptcy process.

Gain from discontinued operations for the twelve-week period ended March 18, 2003 was $1,057,463. On October 11, 2002 Pacific Basin Foods ceased operations and file for Chapter 7 with the United States Bankruptcy Court in Riverside, California. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods has legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net income for the twelve-week period ended March 18, 2003 increased $1,054,298 from a net loss of $175,414 for the twelve-week period ended March 19, 2002 to a net gain of $878,884 for the same period in 2003. The increase is entirely due to recognizing the net liability of Pacific Basin Foods that remained on the Company's books as of December 24, 2002 as a one-time income of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $1,555,086 at March 18, 2003. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability.

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

On August 13, 2003 the United States Bankruptcy Court in Riverside, California authorized Steakhouse Partners, Inc and its wholly owned subsidiary Paragon Steakhouse Restaurants, to obtain post petition debtor-in-possession financing. Per that order the Company was allowed to begin to borrow up to $5.0 million at an annual rate of 6.0%. Also per that order and the bylaws of the debtor, effective July 30, 2003, A. Stone Douglass was appointed and will perform the duties of chief executive officer and president of the debtor.

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

CRITICAL ACCOUNTING POLICIES

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

INTEREST RATE SENSITIVITY. As of March 18, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President, who serves as the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 2. CHANGE IN SECURITIES

On December 19, 2003 the U.S. Bankruptcy Court confirmed the Joint Plan of Reorganization. Under the terms of the Plan as of the effective date (December 31, 2003) the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC will convert to 90% of the common stock and the balance of the Common Stock will be given to the unsecured creditors as partial payment of their claims. The Plan provides for general unsecured creditors to receive $6.0 million in cash and notes, as well as, new common shares. The Plan estimates that the creditors class will receive $0.50 - $0.70 for each dollar of allowed unsecured claim. All pre-existing Common Stock, stock options, warrants and preferred stock will be cancelled as of the effective date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The total amount of debt that is currently in default is $3,234,285 of which $1,100,000 is convertible debt and $2,134,285 is included in notes payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

None

(b) Reports on Form 8-K.

1. Form 8-K dated July 28, 2003 reporting that the United States
Bankruptcy Court in Riverside, California authorized Steakhouse Partners, Inc and its wholly owned subsidiary, Paragon Steakhouse Restaurants, to obtain post petition debtor-in-possession financing in the sum of $5.0 million. Upon Confirmation, the financing will convert into 90% of the common stock of the reorganized debtor and the remaining 10% to be issued to certain creditors. Under the forthcoming plan, existing equity interests in the debtor would be canceled upon confirmation.


2. Form 8-K dated August 19, 2003 reporting that the order of the United
States Bankruptcy Court in Riverside, California authorizing Steakhouse Partners, Inc and its wholly owned subsidiary; Paragon Steakhouse Restaurants to obtain post petition debtor-in-possession financing was entered on August 13, 2003. Per that order and the bylaws of the debtor, effective July 30, 2003, A. Stone Douglass was appointed and will perform the duties of chief executive officer and president of the debtor.

3. Form 8-K dated December 31, 2003 reporting that the Order was entered by the United States Bankruptcy Court for the Central District of California - Riverside Division confirming Steakhouse Partners, Inc and its wholly owned subsidiary; Paragon Steakhouse Restaurants the Joint Plan of Reorganization. Under the terms of the Order the Plan will become effective December 31, 2003, and the debtor-in-possession financing, that was approved by the Court on August 13, 2003 will convert to 90% of the Common Stock. The balance of the Common Stock will be distributed to the Unsecured Creditors as partial payment in accordance with the Plan. Also, all pre-existing Common Stock, Stock Options, Preferred Stock and Warrants will be cancelled at that time.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STEAKHOUSE PARTNERS INC.




BY:  /S/ A Stone Douglass                  BY:  /S/ Joseph L Wulkowicz
......................................      ..................................
A Stone Douglass                           Joseph L Wulkowicz
President, Secretary and Director          Chief Financial Officer and Assistant
(Serving as principal executive            Secretary (Serving as principal
officer)                                   financial and accounting officer)


Date: April 27, 2004