Form 10-Q
period 2003-06-10
STEAKHOUSE PARTNERS INC
filed 2004-04-28
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 10, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / X /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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


                              INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheet at June 10,
             2003 and December 25, 2001.....................      2-3
        Condensed Consolidated Statements of Operations for
             the twelve weeks ended June 10, 2003 and
             June 11, 2002..................................        4
        Condensed Consolidated Statements of Operations for
             the twenty-four weeks ended June 10, 2003 and
             June 11, 2002..................................        5
        Condensed Consolidated Statements of Cash Flows for
             the twenty-four weeks ended June 10, 2003 and
             June 11, 2002..................................        6
        Notes to Condensed Consolidated Financial
             Statements.....................................        7
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................        9
Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.........................................       16
Item 4. Controls and Procedures...........................         16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................       17
Item 2. Changes in Securities and Use of Proceeds...........       17
Item 3. Defaults Upon Senior Securities.....................       17
Item 4. Submission of Matters to a Vote of Security
             Holders........................................       17
Item 5. Other Information...................................       17
Item 6. Exhibits and Reports on Form 8-K....................       17

SIGNATURES..................................................       18

SECTION 302 CERTIFICATION...................................       18

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

            STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                       AS OF JUNE 11, 2002
                           (UNAUDITED)



                                     ASSETS

                                                            24 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            June 10,         DECEMBER 24,
                                                              2003               2002
                                                           -----------       ------------
                                                           (UNAUDITED)        (AUDITED)
Current assets
  Cash and cash equivalent.............................    $   862,661       $ 2,750,673
  Accounts receivable, net of allowance for doubtful
     accounts of $133,374 and $133,374.................        251,589           829,909
  Inventories, net of allowance for obsolete
     inventories of $45,805 and $45,805................      1,426,159         1,931,383
Prepaid expenses and other current assets..............      1,004,251           847,727
                                                           -----------       -----------
Total current assets...................................      3,544,660         6,359,692
Property and equipment, net............................     16,180,245        18,313,773
Deposits and other assets..............................        189,453           199,441
Cash -- restricted under collateral agreements.........        522,486         1,122,075
                                                           -----------       -----------
Total assets...........................................    $20,436,844       $25,994,981
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

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 11, 2002
                                   (UNAUDITED)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            24 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            June 10,         DECEMBER 24,
                                                              2003               2002
                                                           -----------       ------------
                                                           (UNAUDITED)        (AUDITED)
Liabilities Not Subject to Compromise
Current liabilities
     Current portion of long-term debt.................        384,327            72,842
     Accounts payable..................................      2,485,026         2,654,497
     Accrued liabilities...............................      5,131,820         6,515,612
     Accrued payroll costs.............................      1,965,950         2,521,852
     Net liabilities of Pacific Basin Foods, Inc. in
     Liquidation   ....................................             --         1,057,463
                                                           -----------       -----------
Total current liabilities..............................      9,967,123        12,822,266
Long-term debt, net of current portion.................      1,715,440         2,115,643
Deferred tax liability.................................        119,411           119,411
Deferred gain on sale-leaseback........................             --                --
Deferred rent..........................................             --                --
                                                           -----------       -----------
Total liabilities not subject to compromise............     11,801,974        15,057,320

Liabilities subject to compromise......................     28,814,080        31,833,329
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, Series B, Convertible, $0.001 par value
     1,000,000 shares authorized
     1,000,000 and 1,000,000 shares issued and
     outstanding.......................................          1,000             1,000
Preferred stock, Series C, Convertible, $0.001 par value
     1,750,000 shares authorized
     1,750,000 and 1,750,000 shares issued and
     outstanding.......................................          1,750             1,750
Common stock, $0.01 par value
     10,000,000 shares authorized
     3,386,522 and 3,386,522 shares issued and
     outstanding.......................................         33,865            33,865
Treasury stock, 28,845 shares, at cost.................       (175,000)         (175,000)
Additional paid-in capital.............................     12,040,750        12,040,750
Accumulated deficit....................................    (32,081,575)      (32,798,033)
                                                           -----------       -----------
Total stockholders' equity (deficit)...................    (20,179,210)      (20,895,668)
                                                           -----------       -----------
Total liabilities and stockholders' equity.............    $20,436,844       $25,994,981
                                                           ===========       ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        12 WEEKS          12 WEEKS
                                                          ENDED             ENDED
                                                        JUNE 10,          JUNE 11,
                                                          2003              2002
                                                       -----------       -----------
                                                       (UNAUDITED) (UNAUDITED)

Revenues.............................................  $18,048,212       $22,715,227
Cost of sales
Food and beverage....................................    6,495,161         7,958,147
Payroll and payroll related costs....................    6,370,768         7,812,787
Direct operating costs...............................    4,152,537         5,260,688
Depreciation and amortization........................      420,537           685,966
                                                       -----------       -----------
Total cost of sales..................................   17,439,003        21,717,582
Gross profit.........................................      609,209           997,645
General and administrative expenses..................    1,005,563           945,608
                                                       -----------       -----------
Income (loss) before other income (expense)..........     (396,354)           52,037
Other Expenses
Interest expense and financing costs, net............     (581,694)         (511,176)
Loss on disposal of fixed assets.....................           --           (94,328)
Other income (expense)...............................      (18,081)           (1,278)
                                                       -----------       -----------
Total other (expense)................................     (599,775)         (606,782)
                                                       -----------       -----------
Loss before reorganization items, provisions for
   income taxes, and discontinued operations.........     (996,129)         (554,745)
Reorganization items:
   Gain on disposal of property & equipment..........    1,089,804            55,132
   Professional fees.................................     (226,101)         (425,000)
                                                       -----------       -----------
Loss before provision for income taxes
and discontinued operations .........................     (132,426)         (924,613)
Provision for income taxes...........................       30,000            30,000
                                                       -----------       -----------
Loss from discontinued operations....................  $  (162,426)      $  (954,613)

Loss before discontinued operations, net of
income taxes.........................................  $        --       $  (191,433)
                                                        -----------      -----------
Net (loss)...........................................  $  (162,426)      $(1,146,046)
                                                       ===========       ===========
(Loss) per share
   Basic and diluted (loss) from continuing
operations...........................................  $     (0.05)      $     (0.28)
                                                       ===========       ===========
   Basic and diluted (loss) from discontinued
operations...........................................  $        --       $     (0.06)
                                                       ===========       ===========
Basic and diluted (loss) per share                     $     (0.05)      $     (0.34)
                                                       ===========       ===========
Weighted-average shares outstanding
   Basic and Diluted.................................    3,386,522         3,386,522
                                                       ===========       ===========


The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        24 WEEKS          24 WEEKS
                                                          ENDED             ENDED
                                                        JUNE 10,          JUNE 11,
                                                          2003              2002
                                                       -----------       -----------
                                                       (UNAUDITED)       (UNAUDITED)

Revenues.............................................  $37,929,477       $47,502,159
Cost of sales
Food and beverage....................................   13,509,466        16,689,304
Payroll and payroll related costs....................   13,349,925        16,231,557
Direct operating costs...............................    8,749,854        11,484,407
Depreciation and amortization........................      915,240         1,440,065
                                                       -----------       -----------
Total cost of sales..................................   36,524,485        45,835,333
Gross profit.........................................    1,404,992         1,666,826
General and administrative expenses..................    2,444,730         2,276,439
                                                       -----------       -----------
(Loss) before other income (expense).................   (1,039,738)       (1,073,667)
Other income (expense)
Interest expense and financing costs, net............   (1,227,893)       (1,075,106)
Loss on disposal of fixed assets.....................           --           (94,328)
Other income.........................................       89,529            21,580
                                                       -----------       -----------
Total other (expense)................................   (1,138,364)       (1,177,485)
                                                       -----------       -----------
Loss before reorganization items, provisions for
   income taxes, and discontinued operations.........   (2,178,102)       (1,787,098)
Reorganization items:
   Gain on disposal of property & equipment..........    2,232,278         1,591,710
   Professional fees.................................     (335,381)         (631,891)
                                                       -----------       -----------
Income (loss) before provision for income taxes
and Discontinued operations .........................      281,005          (827,279)
Provision for income taxes...........................       60,000            59,758
                                                       -----------       -----------
Loss before discontinued operations..................  $  (341,005)      $  (887,037)

Income (loss) from discontinued operations,
net of taxes.........................................  $ 1,057,463       $  (434,423)
                                                        -----------      -----------
Net income (loss)....................................  $   716,458       $(1,321,460)
                                                       ===========       ===========
Earnings (loss) per share
   Basic earnings (loss) from continuing
operations...........................................  $     (0.10)      $     (0.26)
                                                       ===========       ===========
   Basic earnings (loss) from discontinued
operations...........................................  $      0.31       $     (0.13)
                                                       ===========       ===========
Basic earnings (loss) per share                        $      0.21       $     (0.39)
                                                       ===========       ===========
   Diluted earnings (loss) from continuing
operations...........................................  $     (0.10)      $     (0.26)
                                                       ===========       ===========
   Diluted earnings (loss) from discontinued
operations...........................................  $      0.31       $     (0.13)
                                                       ===========       ===========
Diluted earnings (loss) per share                      $      0.21       $     (0.39)
                                                       ===========       ===========
Weighted-average shares outstanding
   Basic.............................................    3,386,522         3,386,522
                                                       ===========       ===========
   Diluted...........................................    3,386,522         3,386,522
                                                       ===========       ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 24 WEEKS          24 WEEKS
                                                                   ENDED             ENDED
                                                                 JUNE 10,          JUNE 11,
                                                                   2003              2002
                                                                -----------       -----------
                                                                (UNAUDITED)       (UNAUDITED)
Cash flows from operating activities
Net gain (loss).............................................       $716,458      $   (887,037)
Net gain (loss) from discontinued operations                      1,057,463          (434,423)
     Adjustments to reconcile net loss to net cash used in
       operating activities
     Depreciation and amortization..........................        915,240         1,430,078
     Gain on disposal of rejected leases....................     (2,232,278)       (1,591,710)
     (Increase) decrease in operating assets................      2,635,266           498,279
     Increase in liabilities subject to compromise..........     (2,419,497)       35,391,410
(Decrease) in operating liabilities.........................     (2,109,165)      (34,056,049)
                                                                -----------       -----------
     Net cash provided by (used in) continuing operating
     Activities.............................................     (2,493,976)          350,548
                                                                -----------       -----------
     Net cash used in discontinued operating
       activities...........................................             --           304,639
                                                                -----------       -----------
Cash flows from investing activities
     Purchases of furniture and equipment...................        (87,951)          (80,530)
     Change in restricted cash..............................             --                --
                                                                -----------       -----------
Net cash used in continuing investing activities............        (87,951)          (80,530)
                                                                -----------       -----------
Cash flows from financing activities
     Principal payments on debt and capital leases..........       (363,548)         (293,111)
     Bank overdraft.........................................             --                --
                                                                -----------       -----------
Net cash used in continuing financing activities............       (363,548)         (293,111)
                                                                -----------       -----------
Net increase (decrease) in cash and cash equivalents........     (1,888,012)          181,546
Cash and cash equivalents, beginning of period..............      2,750,673         1,107,889
                                                                -----------       -----------
Cash and cash equivalents, end of period....................    $   862,661       $ 1,289,435
                                                                ===========       ===========



The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the twenty-four week period ended June 10, 2003 are not necessarily indicative of the results to be expected for the full year ending December 30, 2003. The Company reports results quarterly with the three quarters having 12 weeks and the remaining quarter having 16 weeks. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report in Form 10K for the year ended December 24, 2002.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the twenty-four week period ended June 10, 2003, the Company maintained a current ratio of 0.36-to-1, which arose from a working capital deficit of $6,422,463. In addition, certain debt is in default as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. On February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, or is otherwise unable to implement a plan acceptable to the Bankruptcy Court that recognizes its debt obligation, it may have to curtail its business sharply or cease business altogether.

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

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. The Company believes that the Bankruptcy Plan will be approved by the creditors by December 2003, and the reorganization will be completed by the end of 2003.

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

The results of operations of PBF have been classified as discontinued operations in the accompanying consolidated statements of operations for the periods ended June 10, 2003 and June 11, 2002.

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

OVERVIEW

BACKGROUND

Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 42 full-service steakhouse restaurants located in ten states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is $24.74 (including alcoholic beverages) and it currently serves over 3.0 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. The Company's management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after it has completed the reorganization process described below under "Bankruptcy Filing".

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

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE AND MOUNTAIN JACK'S

We have 33 steakhouses operating under the brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's for which the average dinner check is approximately $23.00 per guest range. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and have the "look and feel" of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

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

CARVERS

We have 4 steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average check per guest of slightly less than $29.00. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton's and Ruth's Chris.

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

RESULTS OF OPERATIONS

Twelve Weeks Ended June 10, 2003 Compared to Twelve Weeks Ended June 11, 2002

Revenues for the twelve- week period ended June 10, 2003 decreased $4,667,015, or 20.5%, from $22,715,227 for the twelve-week period ended June 11, 2002 to $18,048,212 for the same period in 2003. The main factors for the decline in revenue were the soft economy and the adverse effect of Chapter 11 on operations, which resulted in a same store sales decline of approximately 3.9%. Also contributing to the revenue decline was the sale or closing of eleven units that were in operation during the twelve-week period ending June 11, 2002 but ceased operations prior to June 10, 2003.

Food and beverage costs for the twelve-week period ended June 10, 2003 decreased $1,462,986, or 18.4%, from $7,958,147 for the twelve-week period ended June 11, 2002 to $6,495,161for the same period in 2003. Food and beverage costs as a percentage of revenues was 35.0% for the twelve-week period ended June 11, 2002 compared to 36.0% for the same period in 2003. This 0.6% increase is chiefly the result of higher beef prices, first experienced by our units in the second quarter. Beef prices continued to rise (mostly as a result of supply and demand issues) throughout the year peaking in October 2003.

Payroll and payroll related costs for the twelve-week period ended June 10, 2003 decreased $1,442,019, or 18.5%, from $7,812,787 for the twelve-week period ended June 11, 2002 to $6,370,768. Payroll and payroll related costs as a percentage of revenues were 34.4% for the twelve-week period ended June 11, 2002 compared to 35.3% for the same period in 2003. In spite of the additional costs associated with closing restaurants and bankruptcy related issues, payroll and payroll related costs decreased proportionately to the decline in revenue.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended June 10, 2003 decreased $1,108,151, or 21.1%, from $5,260,686 for the twelve-week period ended June 11, 2002 to $4,152,537 for the same period in 2003. Direct operating costs as a percentage of revenues were 23.2% for the twelve-week period ended June 11, 2002 compared to 23.0% for the same period in 2003. Due to the fixed nature of many of these components, management was not able to decrease all the cost in proportion to the declining revenue.

Depreciation and amortization for the twelve-week period ended June 10, 2003 decreased $265,429, or 38.7%, from $685,966 for the twelve-week period ended June 11, 2002 to $420,537 for the same period in 2003. The decrease is principally due to the elimination of eleven under performing Paragon Steakhouse Restaurants.

General and administrative expenses for the twelve-week period ended June 10, 2003 increased $59,955, or 6.3%, from $945,608 for the twelve-week period ended June 11, 2002 to $1,005,563 for the same period in 2003. General and administrative expenses as a percentage of restaurant revenues were 4.1% for the twelve-week period ended June 11, 2002 compared to 5.6% for the same period in 2003. As absolute dollars remain constant year-to-year (as further staffing decreases were not planned until later in the year) the increase in percentage relationship to revenue is chiefly the result of the decline in revenue.

Total other expense for the twelve-week period ended June 10, 2003 decreased $7,007 from $606,782 for the twelve-week period ended June 11, 2002 to $599,775 for the same period in 2003.

The net gain of $863,703 on reorganization related items is the result of disposing the property and equipment (through rejection of the lease and/or lease termination) of three under performing units and the decrease in bankruptcy related professional spending.

Net loss net for the twelve-week period ended June 10, 2003 decreased $983,620 from $1,146,046 for the twelve-week period ended June 11, 2002 to $162,426 for the same period in 2003. The decrease is principally due to the gain on the disposing of property and equipment (through rejection of the lease and/or lease termination ) of three under performing units and the decrease in bankruptcy related professional spending. Partially offsetting these decreases was higher beef costs and general and administrative costs that were disproportionate to the decrease in revenue.


Twenty-four Weeks Ended June 10, 2003 Compared to Twenty-four Weeks Ended June 11, 2002

Revenues for the twenty-four week period ended June 10, 2003 decreased $9,572,682, or 20.2%, from $47,502,159 for the twenty-four week period ended June 11, 2002 to $37,929,477 for the same period in 2003. The main factors for the decline in revenue were the soft economy and the adverse effect of Chapter 11 on operations, which resulted in a same store sales decline of approximately 2.8%. Also contributing to the revenue decline was the sale or closing of eleven units that were in operation during the twenty-four week period ending June 11, 2002 but ceased operations prior to June 10, 2003.

Food and beverage costs for the twenty-four week period ended June 10, 2003 decreased $3,179,838, or 19.1%, from $16,689,304 for the twenty-four week period ended June 11, 2002 to $13,509,466 for the same period in 2003. The total food and beverage cost as a percentage of total revenue was 35.6% for the twenty-four week period ended June 10, 2003 compared to 35.1% for the same period in 2002. In spite of the revenue declines and bankruptcy related supply issues the Company maintained the food and beverage cost relatively consistent year-to-year as a percentage relations to revenue. Immediately after the bankruptcy filing many vendors changed their terms and conditions in order to continue to do business with Paragon. This included deposits, loss of discounts and higher prices. Subsequently, the company has been able to find alternate vendors, renegotiate cash discounts and adjust purchases for the restaurants to reduce overall cost. Partially offsetting this stability was 2nd Quarter rising beef prices. The significant increases in beef prices will adversely affect overall food costs for the next two quarters.

Payroll and payroll related costs for the twenty-four week period ended June 10, 2003 decreased $2,881,632, or 17.8%, from $16,231,557 for the twenty-four week period ended June 11, 2002 to $13,349,925 for the same period in 2003. Payroll and payroll related costs as a percentage of revenues were 35.2% for the twenty-four week period ended June 10, 2003 compared to 34.2% for the same period in 2002. . In spite of the additional costs associated with closing restaurants and bankruptcy related issues, payroll and payroll related costs decreased relatively proportionate to the decline in revenue.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twenty-four week period ended June 10, 2003 decreased $2,734,553, or 23.8%, from $11,484,407 for the twenty-four week period ended June 11, 2002 to $8,749,854 for the same period in 2003. These costs as a percentage of restaurant revenues were 23.1% for the twenty-four week period ended June 10, 2003 compared to 24.2% for the same period in 2002. In spite of the fixed nature of many of these components, management was able to decrease the direct operating cost in proportion to the declining revenue. This was greatly facilitated by the sale or rejection of eleven under- performing units.

Depreciation and amortization for the twenty-four week period ended June 10, 2003 decreased $524,825 or 36.4% from $1,440,065 for the twenty-four week period ended June 11, 2002 to $915,240. The decrease in depreciation and amortization is principally due to the elimination of eleven under performing Paragon Steakhouse Restaurants.

General and administrative expenses for the twenty-four week period ended June 10, 2003 increased $168,291 or 7.4%, from $2,276,439 for the twenty-four week period ended June 11, 2002 to $2,444,730 for the same period in 2003. General and administrative expenses as a percentage of revenues was 6.4% for the twenty-four week period ended June 10, 2003 compared to 4.8% for the same period in 2002. As absolute dollars remain constant year-to-year (as further staffing decreases were not planned until later in the year) the increase in percentage relationship to revenue is chiefly the result of the decline in revenue.

Total other expense for the twenty-four week period ended June 10, 2003 decreased by $39,121 or 3.3%, from $1,177,485 for the twenty-four week period ended June 11, 2002 to $1,138,364 for the same period in 2003. With interest expense and financing costs running slightly higher due to the interest associated with the I-Dine settlement offset by a one time loss for sale of an asset in the previous year.

The net gain on reorganization related items for the twenty-four week period ended June 10, 2003 increased by $937,078 from $959,819 for the twenty-four week period ended June 11, 2002 to $1,896,897 for the same period in 2003. This is chiefly the result of the gain from the sale or rejection of the current period being much greater than the first day bankruptcy rejections of the previous period. Also contributing to the increase was a decline in legal fees directly attributable to the bankruptcy process versus the same period in 2002.

Gain from discontinued operations for the twenty-four week period ended June 10, 2003 was $1,057,463. On October 11, 2002 Pacific Basin Foods ceased operations and file for Chapter 7 with the United States Bankruptcy Court in Riverside, California. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods has legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net income for the twenty-four week period ended June 10, 2003 increased $2,037,918 from a net loss of $1,321,460 twenty-four week period ended June 11, 2002 to a net gain of $716,458 for the same period in 2003. The increase is almost entirely due to recognizing the net liability of Pacific Basin Foods that remained on the Company's books as of December 24, 2002 as a one-time income of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $862,661 at June 10, 2003. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability.

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

On August 13, 2003 the United States Bankruptcy Court in Riverside, California authorized Steakhouse Partners, Inc and its wholly owned subsidiary; Paragon Steakhouse Restaurants to obtain post petition debtor-in-possession financing. Per that order the Company was allowed to begin to borrow up to $5.0 million at an annual rate of 6.0%. Also per that order and the bylaws of the debtor, effective July 30, 2003, A. Stone Douglass was appointed and will perform the duties of chief executive officer and president of the debtor.


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

INTEREST RATE SENSITIVITY. As of June 10, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

                            STEAKHOUSE PARTNERS INC.





BY:  /S/ A Stone Douglass                 BY: /S/ Joseph L Wulkowicz
.......................................    .....................................
A Stone Douglass                          Joseph L Wulkowicz
President, Secretary and Director         Chief Financial Officer and Assistant
(Serving as principal executive           Secretary
officer)                                  (Serving as principal financial and
                                          accounting officer)



Date: April 27, 2004