Form 10-Q
period 2003-09-02
STEAKHOUSE PARTNERS INC
filed 2004-04-28
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 2, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / X/

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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


                              INDEX

                                                                   PAGE
                                                                  NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheet at September 2,
              2003 and December 24, 2002....................        2-3
        Condensed Consolidated Statements of Operations for
              the twelve weeks ended September 2, 2003
              and September 3, 2002.........................          4
        Condensed Consolidated Statements of Operations for
              the thirty-six weeks ended September 2, 2003
              and September 3, 2002.........................          5
        Condensed Consolidated Statements of Cash Flows for
              the thirty-six weeks ended September 2, 2003
              and September 3, 2002.........................          6
        Notes to Condensed Consolidated Financial
              Statements....................................          7
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................      10-15
Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................         16
Item 4. Controls and Procedures.............................      16-17

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................         17
Item 2. Change in Securities and Use of Proceeds............         17
Item 3. Defaults Upon Senior Securities.....................         17
Item 4. Submission of Matters to a Vote of Security
              Holders.......................................         17
Item 5. Other Information...................................         17
Item 6. Exhibits and Reports on Form 8-K....................         17

SIGNATURES..................................................         18

SECTION 302 CERTIFICATION...................................         19

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

            STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                     AS OF SEPTEMBER 2, 2003
                           (UNAUDITED)


                                     ASSETS

                                                             36 WEEKS          52 WEEKS
                                                              ENDED              ENDED
                                                           SEPTEMBER 2,       DECEMBER 24,
                                                               2003               2002
                                                           ------------       ------------
                                                           (UNAUDITED)         (AUDITED)
Current assets
  Cash and cash equivalent.............................    $   555,306       $ 2,750,673
  Accounts receivable, net of allowance for doubtful
     accounts of $133,374 and $133,374.................        199,263           829,909
  Inventories, net of allowance for obsolete
     inventories of $45,805 and $45,805................      1,381,992         1,931,383
Prepaid expenses and other current assets..............      1,066,793           847,727
                                                           -----------       -----------
Total current assets...................................      3,203,354         6,359,692
Property and equipment, net............................     15,520,244        18,313,773
Deposits and other assets..............................        184,710           199,441
Cash -- restricted under collateral agreements.........        522,486         1,122,075
                                                           -----------       -----------
Total assets...........................................    $19,430,794       $25,994,981
                                                           ===========       ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF SEPTEMBER 2, 2003
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            36 WEEKS           52 WEEKS
                                                              ENDED             ENDED
                                                            September 2,      DECEMBER 24,
                                                              2003               2002
                                                           -----------       ------------
                                                           (UNAUDITED)        (AUDITED)
Liabilities Not Subject to Compromise
Current liabilities
     Current portion of long-term debt.................      1,858,731            72,842
     Accounts payable................................        3,016,194         2,654,497
     Accrued liabilities...............................      4,570,055         6,515,612
     Accrued payroll costs.............................      1,800,525         2,521,852
     Net liabilities of Pacific Basin Foods, Inc. in
     Liquidation   ....................................             --         1,057,463
                                                           -----------       -----------
Total current liabilities..............................     11,245,505        12,822,266
Long-term debt, net of current portion.................      1,643,064         2,115,643
Deferred tax liability.................................        119,411           119,411
Deferred gain on sale-leaseback........................             --                --
Deferred rent..........................................             --                --
                                                            -----------       -----------
Total liabilities not subject to compromise............     13,007,980        15,057,320

Liabilities subject to compromise......................      27,616,684        31,833,329
Commitments and contingencies
Stockholders' equity (deficit)
Preferred stock, Series B, Convertible, $0.001 par value
     1,000,000 shares authorized
     1,000,000 and 1,000,000 shares issued and
     outstanding.......................................          1,000             1,000
Preferred stock, Series C, Convertible, $0.001 par value
     1,750,000 shares authorized
     1,750,000 and 1,750,000 shares issued and
     outstanding.......................................          1,750             1,750
Common stock, $0.01 par value
     10,000,000 shares authorized
     3,386,522 and 3,386,522 shares issued and
     outstanding.......................................         33,865            33,865
Treasury stock, 28,845 shares, at cost.................       (175,000)         (175,000)
Additional paid-in capital.............................     12,040,750        12,040,750
Accumulated deficit....................................    (33,096,235)      (32,798,033)
                                                           -----------       -----------
Total stockholders' equity (deficit)...................    (21,193,870)      (20,895,668)
                                                           -----------       -----------
Total liabilities and stockholders' equity.............    $19,430,794       $25,994,981
                                                           ===========       ===========





The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      12 WEEKS           12 WEEKS
                                                       ENDED              ENDED
                                                    SEPTEMBER 2,       SEPTEMBER 3,
                                                        2003               2002
                                                    ------------       ------------
                                                    (UNAUDITED)         (UNAUDITED)
Revenues..........................................  $ 16,176,884       $ 20,499,712
Cost of sales
Food and beverage.................................     5,808,083          7,133,511
Payroll and payroll related costs.................     5,924,467          7,647,438
Direct operating costs............................     3,828,875          5,118,405
Depreciation and amortization.....................       428,108            649,840
                                                    ------------       ------------
Total cost of sales...............................    15,989,533         20,549,194
                                                    ------------       ------------
Gross profit (loss)...............................       187,351           (49,482)
General and administrative expenses...............       894,359          1,053,251
                                                    ------------       ------------
Loss before other expense.........................      (707,008)        (1,102,733)
Other income (expense)
Interest expense and financing costs, net.........      (495,087)          (522,794)
Other income......................................        99,590             35,452
                                                    ------------       ------------
Total other (expenses) ...........................      (395,497)          (487,342)
Loss before reorganization items, provision for
   income taxes, and discontinued operations......    (1,102,505)        (1,590,075)
Reorganization items:
Gain on disposal of property & equipment                 624,672            769,797
Professional fees.................................      (506,827)          (349,917)
Loss before provision for income taxes              ------------       ------------
   and discontinued operations....................      (984,660)        (1,170,195)
Provision for income taxes........................        30,000             30,000
                                                    ------------       ------------
Loss before discontinued operations...............    (1,014,660)        (1,200,195)
Loss from discontinued operations,
   net of income taxes............................             0           (216,343)
                                                    ------------       ------------
Net loss..........................................  $ (1,014,660)      $ (1,416,538)
                                                    ------------       ------------
Earnings (loss) per share
   Basic and Dilutive (loss) from continuing
operations........................................  $      (0.30)      $      (0.36)
                                                    ============       ============
Basic and Dilutive (loss) from discontinued
operations........................................  $         --       $      (0.06)
                                                    ============       ============
Basic and Dilutive (loss) per share                 $      (0.30)      $      (0.42)
                                                    ============       ============
Weighted-average shares outstanding
   Basic..........................................     3,386,522          3,386,522
                                                    ============       ============
   Diluted........................................     3,386,522          3,386,522
                                                    ============       ============



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      36 WEEKS           36 WEEKS
                                                       ENDED              ENDED
                                                    SEPTEMBER 2,       SEPTEMBER 3,
                                                        2003               2002
                                                    ------------       ------------
                                                     (UNAUDITED)       (UNAUDITED)
Revenues..........................................  $ 54,106,361       $ 68,001,871
Cost of sales
Food and beverage.................................    19,317,549         23,822,815
Payroll and payroll related costs.................    19,274,392         23,868,995
Direct operating costs............................    12,578,729         16,602,812
Depreciation and amortization.....................     1,343,348          2,089,905
                                                    ------------       ------------
Total cost of sales...............................    52,514,018         66,384,527
                                                    ------------       ------------
Gross profit......................................     1,592,343          1,617,344
General and administrative expenses...............     3,339,089          3,329,690
                                                    ------------       ------------
Loss before other income (expense)................    (1,746,746)        (1,712,346)
Other income (expense)
Interest expense and financing costs, net.........    (1,722,980)        (1,627,531)
Loss on disposal of fixed assets..................             0            (94,328)
Other income......................................       189,119             57,032
                                                    ------------       ------------
Total other income (expense)......................    (1,533,861)        (1,664,827)
Loss before reorganization items, provision for
   income taxes, and discontinued operations......    (3,280,607)        (3,377,173)
Reorganization items:
Gain on disposal of property & equipment..........     2,856,950          2,361,507
Professional fees.................................      (842,008)          (981,808)
                                                    ------------       ------------
Loss before income taxes and discontinued
   operations.....................................    (1,265,665)        (1,997,474)
Provision for income taxes........................        90,000             89,758
                                                    ------------       ------------
Loss before discontinued operations...............    (1,355,665)        (2,087,232)
Income(loss)from discontinued operations,
net of income taxes    ...........................     1,057,463           (650,766)
                                                    ------------       ------------
Net loss..........................................    $ (298,202)      $ (2,737,998)
                                                    ------------       ------------
  Earnings (loss) per share
   Basic earnings (loss) from continuing
operations........................................    $    (0.40)      $      (0.62)
                                                      ===========      ============
   Basic earnings (loss) from discontinued
operations........................................    $      0.31      $      (0.19)
                                                      ===========      ============
Basic earnings (loss) per share                       $     (0.09)     $      (0.81)
                                                      ===========      ============
   Diluted earnings (loss) from continuing
operations........................................    $     (0.30)     $      (0.36)
                                                      ===========      ============
   Diluted earnings (loss) from discontinued
operations........................................    $        --      $      (0.06)
                                                      ===========      ============
Diluted earnings (loss) per share                     $     (0.30)     $      (0.42)
                                                      ===========      ============
Weighted-average shares outstanding
   Basic..........................................      3,386,522         3,386,522
                                                      ===========      ============
   Diluted........................................      3,386,522         3,386,522
                                                      ===========      ============



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  36 WEEKS           36 WEEKS
                                                                   ENDED              ENDED
                                                                SEPTEMBER 2,       SEPTEMBER 3,
                                                                    2003               2002
                                                                ------------       ------------
Net loss from continuing operations.........................      $(298,202)       $(2,087,232)
Net income (loss) from discontinued operations .............      1,057,463           (650,756)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
     Depreciation and amortization..........................      1,343,348          2,089,905
     Gain on disposal of rejected leases....................     (2,856,950)        (2,361,507)
    (Increase) decrease in operating assets.................      3,449,433            657,876
Increase (decrease) in operating liabilities................     (2,586,651)       (31,257,832)
Increase in liabilities subject to compromise...............     (3,335,429)        33,623,247
                                                                -----------        -----------
Net cash provided by (used in) continuing operating
activities..................................................     (4,284,451)            13,691
Net cash provided by discontinued
operating activities........................................              0             37,174
                                                                -----------        -----------
Net cash provided by (used in) operating activities.........     (4,284,451)            50,865
                                                                -----------        -----------
Cash flows from investing activities
Purchase of furniture and equipment.........................       (112,782)          (158,909)
Gain on disposal of property and equipment..................      1,346,024            675,000
                                                                -----------        -----------
Net cash provided by continuing investing activities........      1,233,242            516,091
                                                                -----------        -----------
Cash flows from financing activities
Proceeds from DIP financing  ...............................      1,500,000                  0
Principal payments in debt and capital leases...............       (182,638)          (185,236)
Payments on notes payable...................................       (461,520)          (184,052)
                                                                -----------        -----------
Net cash used in continuing financing activities............        855,842           (369,288)
Net cash (used in) discontinued financing
activities..................................................              0            (23,627)
                                                                -----------        -----------
Net cash used in financing activities.......................        855,842           (392,915)
                                                                -----------        -----------
Net increase (decrease) in cash and cash equivalents........     (2,195,367)           174,041
Cash and equivalents, beginning of period...................      2,750,673          1,107,889
                                                                -----------        -----------
Cash and equivalents, end of period.........................    $   555,306        $ 1,281,930
                                                                -----------        -----------
                                                                -----------        -----------



The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The results of the thirty-six week period ended September 2, 2003 are not necessarily indicative of the results to be expected for the full year ending December 30, 2003. The Company reports results quarterly with the three quarters having 12 weeks and the remaining quarter having 16 weeks. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual report in Form 10K for the year ended December 24, 2002.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the thirty-six week period ended September 2, 2003, the Company maintained a current ratio of 0.28-to-1, which arose from a working capital deficit of $8,042,151. In addition, certain debt is in default as the Company did not make payments as the notes came due, and the Company failed to meet certain financial covenants required by its lenders. On February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, or is otherwise unable to implement a plan acceptable to the Bankruptcy Court that recognizes its debt obligation, it may have to curtail its business sharply or cease business altogether.

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

 On December 19, 2003 the U.S. Bankruptcy Court Central District of California - Riverside Division confirmed approved the Joint Plan of Reorganization. Under the terms of the Plan as of the effective date (December 31, 2003) the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC. will convert to 90% of the common stock and the balance of the Common Stock will be given to the unsecured creditors as partial payment of their claims. The Plan provides for general unsecured creditors to receive $6.0 million in cash and notes, as well as, new common shares. The Plan estimates that the creditors class will receive $0.50 - $0.70 for each dollar of allowed unsecured claim. All existing Common Stock, stock options, warrants and preferred stock will be cancelled as of the effective date.

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

NOTE 2 -- EARNINGS PER SHARE

           The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options, warrants, convertible notes and convertible preferred stock.

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

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the thirty-six weeks ended September 2, 2003 included in this Report, and the audited consolidated financial statements and related footnotes for the year ended December 24, 2002 included in the Company's Annual Report on Form 10-K for fiscal 2002. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

BACKGROUND

Steakhouse Partners, Inc. ("Steakhouse Partners", the "Company", "we", "us" and "our"), currently operates 40 full-service steakhouse restaurants located in ten states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is $24.74 (including alcoholic beverages) and it currently serves over 3.0 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. The Company's management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after it has completed the reorganization process described below under "Bankruptcy Filing".

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

By filing under Chapter 11, the Company is seeking to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets. The Company believes that the creditors committee will approve the Bankruptcy Plan by December 2003, and the reorganization will be completed by the end of 2003.

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

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE AND MOUNTAIN JACK'S

We have 31 steakhouses operating under the brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's for which the average dinner check is approximately $23.00 per guest range. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and have the "look and feel" of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

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

RESULTS OF OPERATIONS

Twelve Weeks Ended September 2, 2003 Compared to Twelve Weeks Ended September 3, 2002

Revenues for the twelve-week period ended September 2, 2003 decreased $4,322,828 or 21.1% from $20,499,712 for the twelve-week period ended September 3, 2002 to $16,176,884 for the same period in 2003. The main factors for the decline in revenue were the soft economy and the adverse effect of Chapter 11 on operations, which resulted in a same store sales decline of approximately 2.4%. Also contributing to the revenue decline was the sale or closing of thirteen units that were in operation during the twelve-week period ending September 3, 2002 but ceased operations prior to September 2, 2003.

Food and beverage costs for the twelve-week period ended September 2, 2003 decreased $1,325,428 or 18.6% from $7,133,511 for the twelve-week period ended September 3, 2002 to $5,808,083 for the same period in 2003. Food and beverage costs for the restaurants only as a percentage of restaurant revenues was 34.8% for the twelve-week period ended September 3, 2002 compared to 35.9% for the same period in 2003. This 1.1% increase is chiefly the result of higher beef prices, first experienced by our units in the second quarter of 2003. Beef prices continued to rise (mostly as a result of supply and demand issues) throughout the year peaking in October 2003.

Payroll and payroll related costs for the twelve-week period ended September 2, 2003 decreased $1,722,971 or 22.5% from $7,647,438 for the twelve-week period ended September 3, 2002 to $5,924,467 for the same period in 2003. Payroll and payroll related costs as a percentage of revenues were 37.3% for the twelve-week period ended September 3, 2002 compared to 36.6% for the same period in 2003. In spite of the additional costs associated with closing restaurants and bankruptcy related issues, payroll and payroll related costs decreased as a percentage of revenue as a result of eliminating a number of under performing operating units.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the twelve-week period ended September 2, 2003 decreased $1,289,530 or 25.2% from $5,118,405 for the twelve-week period ended September 3, 2002 to $3,828,875 for the same period in 2003. Direct operating costs as a percentage of revenues were 25.0% for the twelve-week period ended September 3, 2002 compared to 23.7% for the same period in 2003. In spite of the additional costs associated with closing restaurants and bankruptcy related issues, direct operating costs decreased as a percentage of revenue as a result of eliminating a number of under performing operating units.

Depreciation and amortization for the twelve-week period ended September 2, 2003 decreased $221,732 or 34.1% from $649,840 for the twelve-week period ended September 3, 2002 to $428,108 for the same period in 2003. The decrease is principally due to the elimination of thirteen under performing Paragon Steakhouse Restaurants.

General and administrative expenses for the twelve-week period ended September 2, 2003 decreased $158,892 or 15.1% from $1,053,251 for the twelve-week period ended September 3, 2002 to $894,359 for the same period in 2003. General and administrative expenses as a percentage of revenues was 5.1% for the twelve-week period ended September 3, 2002 compared to 5.5% for the same period in 2003. The decrease in absolute dollars is chiefly the result of a full twelve-week period of senior management attrition and reductions in spending, specifically; travel, consulting and temporary help. The reduction in senior management without significant severance expense included: Vice-President of Real Estate and Development, Vice-President of Marketing and a Mid-West district leader.

Interest expense and financing costs, net for the twelve-week period ended September 2, 2003 decreased $27,707 or 5.3% from $522,794 for the twelve-week period ended September 3, 2002 to $495,087 for the same period in 2003.

The net gain on reorganization related items $624,672 is the result of the removal of assets and accumulated depreciation and capital lease obligations due to the rejection or sale of two poorly performing units and the sale of a liquor license, partially offset by legal fees directly attributable to the bankruptcy process.

Net loss before discontinued operations net for the twelve-week period ended September 2, 2003 decreased $185,535 or 15.5% from $1,200,195 for the twelve-week period ended September 3, 2002 to $1,014,660 for the same period in 2003. The decrease is principally due to the gain on the disposing of property and equipment (through rejection of the lease and/or lease termination ) of under performing units and the reduction in general and administrative expenses. Partially offsetting these decreases was higher beef costs and the high cost of the bankruptcy process.

Thirty-six Weeks Ended September 2, 2003 Compared to Thirty-six Weeks Ended September 3, 2002

Revenues for the thirty-six week period ended September 3, 2002 decreased $13,895,510 or 20.4% from $68,001,871 for the thirty-six week period ended September 3, 2002 to $54,106,361 for the same period in 2003. . The main factors for the decline in revenue were the soft economy and the adverse effect of Chapter 11 on operations, which resulted in a same store sales decline of approximately 1.6%. Also contributing to the revenue decline was the sale or closing of under performing operating units that were in operation during the thirty-six week period ended September 3, 2002 but ceased operations prior to September 2, 2003. The Company had 63 operating units when it filed for bankruptcy on February 19, 2002.

Food and beverage costs for the thirty-six week period ended September 2, 2003 decreased $4,505,266 or 18.9% from $23,822,815 for the thirty-six week period ended September 3, 2002 to $19,317,549 for the same period in 2003. Food and beverage costs for the restaurants only as a percentage of revenues was 35.7% for the thirty-six week period ended September 2, 2003 compared to 35.1% for the same period in 2002. This 0.6% increase as a percentage of revenue is chiefly the result of higher beef prices, first experienced by our units in the second quarter of 2003. Beef prices continued to rise (mostly as a result of supply and demand issues) throughout the year peaking in October 2003.

Payroll and payroll related costs for the thirty-six week period ended September 2, 2003 decreased $4,594,603 or 19.2% from $23,868,995 for the thirty-six week period ended September 3, 2002 to $19,274,392 for the same period in 2003. Payroll and payroll related costs as a percentage of revenues were 35.6% for the thirty-six week period ended September 2, 2003 compared to 35.1% for the same period in 2002. This 0.5% increase as a percentage of revenue reflects the costs associated with closing restaurants and bankruptcy related issues partially offset by eliminating a number of under performing operating units.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirty-six week period ended September 2, 2003 decreased $4,024,083 or 24.2% from $16,602,812 for the thirty-six week period ended September 3, 2002 to $12,578,729 for the same period in 2003. These costs as a percentage of revenues were 23.2% for the thirty-six week period ended September 2, 2003 compared to 24.4% for the same period in 2002. . In spite of the additional costs associated with closing restaurants and bankruptcy related issues, direct operating costs decreased as a percentage of revenue as a result of eliminating a number of under performing operating units.

Depreciation and amortization for the thirty-six week period ended September 2, 2003 decreased $746,557 or 35.7% from $2,089,905 for the thirty-six week period ended September 3, 2002 to $1,343,348 for the same period in 2003. The decrease is principally due to the rejection and/or sale of under performing operating units. The Company had 63 operating units when it filed for bankruptcy on February 19, 2002.

 General and administrative expenses for the thirty-six week period ended September 2, 2003 increased $9,399 or 0.3% from $3,329,690 for the thirty-six week period ended September 3, 2002 to $3,339,089 for the same period in 2003. General and administrative expenses as a percentage of revenues was 6.2% for the thirty-six week period ended September 2, 2003 compared to 4.9% for the same period in 2002. As absolute dollars remain constant year-to-year (as further staffing decreases would not be fully realized until the third quarter) the increase in percentage relationship to revenue is chiefly the result of the decline in revenue.

Interest expense and financing costs, net for the thirty-six week period ended September 2, 2003 increased $95,449 or 5.9% from $1,627,531 for the thirty-six week period ended September 3, 2002 to $1,722,980 for the same period in 2003.

The net gain on reorganization related items of $2,856,950 is the result of the removal of assets and accumulated depreciation and capital lease obligations due to the rejection and/or sale of poorly performing units and the sale of a liquor license, partially offset by legal fees directly attributable to the bankruptcy process.

Gain from discontinued operations the thirty-six week period ended September 2, 2003 was $1,057,463. On October 11, 2002 Pacific Basin Foods ceased operations and file for Chapter 7 with the United States Bankruptcy Court in Riverside, California. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods has legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net loss before discontinued operations net for the thirty-six week period ended September 2, 2003 decreased $731,567 from $2,087,232 for the thirty-six week ended September 3, 2002 to $1,355,665 for the same period in 2003. The decrease is principally due to the gain on the disposing of property and equipment (through rejection of the lease and/or lease termination ) of under performing units and gain from discontinued operations. Partially offsetting these decreases was higher beef costs and the high cost of the bankruptcy process.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash and cash equivalents balance of $555,306 at September 2, 2003. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability.

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

On July 28, 2003 the United States Bankruptcy Court in Riverside, California authorized Steakhouse Partners, Inc and its wholly owned subsidiary; Paragon Steakhouse Restaurants to obtain post petition debtor-in-possession financing. Per that order the Company was allowed to begin to borrow up to $5.0 million at an annual rate of 6.0%. Also per that order and the bylaws of the debtor, effective July 30, 2003, A. Stone Douglass was appointed and will perform the duties of chief executive officer and president of the debtor.

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

INTEREST RATE SENSITIVITY. As of September 2, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President, who serves as the Company's principal executive officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 2. CHANGE IN SECURITIES

On December 19, 2003 the U.S. Bankruptcy Court confirmed approved the Joint Plan of Reorganization. Under the terms of the Plan as of the effective date (December 31, 2003) the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC will convert to 90% of the common stock and the balance of the Common Stock will be given to the unsecured creditors as partial payment of their claims. The Plan provides for general unsecured creditors to receive $6.0 million in cash and notes, as well as, new common shares. The Plan estimates that the creditors class will receive $0.50 - $0.70 for each dollar of allowed unsecured claim. All pre-existing Common Stock, stock options, warrants and preferred stock will be cancelled as of the effective date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The total amount of debt that is currently in default is $3,234,285 of which $1,100,000 is convertible debt and $2,134,285 is included in notes payable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

None

(b) Reports on Form 8-K.

1. Form 8-K dated December 31, 2003 reporting that the Order was entered by the United States Bankruptcy Court for the Central District of California - Riverside Division confirming Steakhouse Partners, Inc. and its wholly owned subsidiary, Paragon Steakhouse Restaurants the Joint Plan of Reorganization. Under the terms of the Order the Plan will become effective December 31, 2003, and the debtor-in-possession financing, that was approved by the Court on August 13, 2003 will convert to 90% of the Common Stock. The balance of the Common Stock will be distributed to the Unsecured Creditors as partial payment in accordance with the Plan. Also, all pre-existing Common Stock, Stock Options, Preferred Stock and Warrants will be cancelled at that time.

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