Form 10-K
period 2003-12-30
STEAKHOUSE PARTNERS INC
filed 2004-04-28
CIK 1017156

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C.

                             ----------------------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                      For the Year Ended December 30, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: |_| YES |X| NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

Registrant's revenues for its most recent fiscal year (ended December 30, 2003):
$77,757,815

Aggregate market value of voting stock held by non-affiliates: $0.00

Indicate the number of shares outstanding of each of the registrant's classes of common stock: 3,386,522 common shares were outstanding as of December 30, 2003.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: |_| YES |X| NO

APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court: |X| YES |_| NO

Documents Incorporated by Reference:

Part III -- Proxy Statement to be issued in conjunction with Registrant's Annual Stockholders' Meeting.

The index to exhibits is located on page 39.

                                TABLE OF CONTENTS

Item

                                                                                        PAGE

                                     PART I

Item 1. Business..........................................................................1
Item 2. Properties.......................................................................23
Item 3. Legal Proceedings................................................................25
Item 4. Submission of Matters to a Vote of Security Holders..............................25

                                     PART II

Item 5. Market for the Registrant's Common Equity Related Stockholder....................25
            Matters and Issuer Purchases of Securities
Item 6. Selected Financial Data..........................................................27
Item 7. Management's Discussion and Analysis of Financial Condition and
            Results of Operations .......................................................28
Item 7a. Quantitative and Qualitative Disclosures about Market Risk .....................35
Item 8. Financial Statements and Supplementary Data......................................38
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................................38
Item 9a.Controls and Procedures..........................................................38
                                    PART III

Item 10. Directors and Executive Officers of the Registrant .............................38
Item 11. Executive Compensation..........................................................38
Item 12. Security Ownership of Certain Beneficial Owners and Management .................38
Item 13. Certain Relationships and Related Transactions .................................38
Item 14. Principal Accounting Fees and Services .........................................38

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ................39
Signatures ..............................................................................42
Section 302 Certification ...............................................................45


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

BACKGROUND

On December 21, 1998, Steakhouse Partners, Inc. ("Steakhouse") consummated its acquisition of Paragon Steakhouse Restaurants, Inc. and its subsidiaries (together "Paragon", "PSR"), which then owned 78 steakhouse restaurants, and of Pacific Basin Foods Inc., ("Pacific Basin"), a restaurant food distribution company. Paragon is now a wholly owned subsidiary of Steakhouse (together referred to as "Steakhouse Partners", the "Company", "we", "us" and "our").

As of March 30, 2004, the Company operates 25 full-service steakhouse restaurants located in eight states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is $27.40 (including alcoholic beverages) and its 25 restaurants serve almost 3.0 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. Company management believes that its emphasis on quality service and its concentration on high quality USDA graded steaks and prime ribs distinguishes its restaurants from competitors, which differentiation presents an opportunity for significant growth upon completion of the reorganization process described below under "Proceedings Under the Bankruptcy Code".

PROCEEDINGS UNDER THE BANKRUPTCY CODE

Effective December 31, 2003, (the "Effective Date") the Company confirmed a Plan of Reorganization, which allowed it to achieve the benefits that motivated the filings described below. By way of background, on February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court"). On February 19, 2002, Paragon also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (together, the "Filing"). On October 11, 2002, Pacific Basin Foods, Inc., our wholly owned subsidiary, filed a petition under Chapter 7 of the Bankruptcy Code in Bankruptcy Court.

The initial Filing was made in response to the maturing of certain notes aggregating $1,734,285, which the Company was unable to pay. Throughout the course of the Reorganization, the Company sought to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets.

During the Reorganization, the Company continued to manage its properties and operated its businesses as "debtors-in-possession" ("DIP") under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

As a consequence to the Filing, all pending litigation and claims against the Company were stayed, and no party was permitted to take action to realize its pre-petition claim, except pursuant to order of the Bankruptcy Code. While enjoying the protection of this stay, the Company disposed of under performing assets and sought third party participation in funding a plan. In July, 2003, the Bankruptcy Court approved a DIP loan and the general terms pursuant to which a plan of Reorganization would be approved, as more fully described below. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The approved plan provides for no distribution to equity holders, but rather provides for distribution of equity upon confirmation to the plan funder and creditors, as more fully described below.

Subsequent to the Filing, the Company commenced a balloting and solicitation process with respect to the Plan of Reorganization, which concluded in December 2003. On December 19, 2003, the Company's Plan of Reorganization was confirmed by the Bankruptcy Court. Upon the effective date of the Plan of Reorganization, the entire balance of the DIP facility of $5,000,000, including accrued interest, became due and payable to Steakhouse Investors, LLC or its assignees ("Steakhouse Investors"), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company's obligations under the DIP agreement other than interest. The Plan of Reorganization provides that the outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation be canceled. In addition, all of the Company's pre-petition liabilities have been completely restructured by the Plan of Reorganization, whereby the Company will be obligated to pay the following claims according to the Plan as follows:

1. Priority tax claim in the amount of approximately $1,921,000 will be paid over a four-year period from the Effective Date, with interest payable at a rate of 6% per annum.

2. Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company's restaurants in Torrance, California. On December 31, 2003, the Effective Date, the Company emerged from bankruptcy. All of the assets and lease rights of the Torrance, CA restaurant were transferred in satisfaction of such secured claim.

3. Unsecured claims estimated to be between $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claims in the amount of $8,000,000 to $12,000,000 are expected to receive recovery of 50% to 70% of their allowed claims. We have paid creditors $1,000,000 in January 2004, and will make payments under a $5,030,000 note payable, which will be paid in the amount of $500,000 on each April, August, and December of each year for the next three years. The note is non-interest-bearing and the last payment is due on or before December 2006. In addition, the general unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of the new common stock of the Company and (b) convenience claims in the amount of approximately $700,000 were paid an estimated recovery of 50%. Each allowed claim was paid in January, 2004.

Finally, the Plan of Reorganization provided for the Company to assume 25 profitable restaurants as its core. For all the other units, either the Company's leasehold interest was sold or the leases were rejected as of the effective date. Any claims associated with the rejected leases were provided for in the joint plan of reorganization.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the Filing, realization of certain of the Company' assets and liquidation of certain of the Company' liabilities are subject to significant uncertainty. Furthermore, the plan of reorganization materially changed the amounts and classifications reported in the December 30, 2003 consolidated financial statements, which did not give effect to any adjustments to the carrying value or classification of assets or liabilities that were necessary as a consequence of a plan of reorganization. In connection with the Company emerging from bankruptcy protection we implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

OUR BUSINESS BACKGROUND

The steakhouse industry is expected to continue to expand over the next several years. We believe that this industry is highly fragmented and, we believe we may have the opportunity to grow our business by expanding one of Paragon's brand-name step-up steakhouses, Carvers.

Our overall steakhouse operations have historically experienced seasonal fluctuations, with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Mid-west operations, and the third quarter being the slowest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our Mid-west locations.

RESTAURANT CONCEPTS

All of our restaurants are positioned as destination restaurants that attract loyal clientele. By the term "destination restaurants", we mean that our restaurants are situated as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. With one exception, our restaurants are full-service steakhouses. We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our "signature product" and is the basis for our distinctive merchandising commitment to "The Best Prime Rib in Town". Our prime rib, which is served in a herb crust, is slow roasted for eighteen hours to enhance its flavor and tenderness. Portions are deliberately generous. Prime Rib and Steaks account for approximately 65.0% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 18.8% of our net sales.

Most of our restaurants are open daily from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:30 a.m. on weekdays; most of these restaurants are closed for lunch on weekends.

We currently operate in three distinctive steakhouse markets:

HUNGRY HUNTER'S, HUNTER'S STEAKHOUSE AND MOUNTAIN JACK'S

We have 18 steakhouses operating under our core brand names, Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's, for which the average dinner check is approximately $24.64 per guest. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and the "look and feel" of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter's, Hunter's Steakhouse and Mountain Jack's steakhouses as a step-above the lower ticket Outback and Lone Star restaurant chains.

Our core menu also features fresh fish, seafood, pasta and chicken in addition to prime rib and steaks. A complete meal includes salad and a choice of two side dishes including soup, choice of potato, and steamed vegetables. The menu also includes appetizers and desserts. The restaurant menus have recently been revised and expanded to respond to changing guest palates and diets, and to increase variety and emotional value. The change included the addition of new appetizers, seafood, specialty steaks, prime rib combinations and revisions to all plate presentations.

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

CARVERS

We have 4 steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average dinner check per guest of slightly more than $36.00. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton's and Ruth's Chris.

Our Carvers restaurants are also typically housed in freestanding buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately 220 seats. The Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events. We are currently developing the next generation lunch and dinner menus for Carvers.

UNIQUE (OTHER) CONCEPTS

We have 3 unique formal restaurants housed in landmark buildings in prime locations near or at tourist sites, which also serve as the destination or special occasion restaurant in their respective communities. Two have menus similar to the core menus, with additional feature items unique to their communities and environment. The third, the Williamsburg Whaling Company, features fresh seafood richly available in its colonial Williamsburg local. Overall, the menus at these restaurants are different than the steakhouses and enjoy an average dinner guest check of approximately $32.35. These restaurants typically have one or more banquet rooms.

We will continue our efforts to differentiate our restaurants by emphasizing personal and attentive service, consistent high-quality, fresh products and position in the mid-priced, full service steakhouse segment of the restaurant industry.

REORGANIZATION STRATEGY

Among others, the benefits of the reorganization have included the restructuring of the Company debt, the improved Company's financial performance through cost-reduction and restructuring of administrative overhead, and the ability to raise money the selective sale of non-strategic restaurants and the commitment of plan funding. Our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers) and through the potential acquisition of steakhouse (step-up casual) restaurants. No acquisitions are currently pending and there can be no assurance such acquisitions will be made. Key components of this strategy include leveraging established brands, achieving operating efficiencies and cost savings through volume discounts on purchases, and efficiently penetrating new markets.

MARKETING

We rely principally on our commitment to customer service and excellent price-value relationship to attract and retain customers. Accordingly, we focus our resources on seeking to provide customers with high-quality and attentive service, value and an exciting and vibrant atmosphere.

Our marketing efforts consist of local media advertising, diners club participation and limited discount coupons. Local advertising and couponing consists of bulk mailers, freestanding newspaper inserts and targeted direct mailers. We have also successfully offered discounts to encourage more people to try our restaurants, as well as to increase weekday customer counts. We also evaluate local image advertising opportunities and are utilizing spot radio strategies in affordable markets.

To promote local community awareness, each restaurant manager is encouraged to become a part of the local community. Many restaurants host meetings with community leaders to solicit local input about the restaurants' potential community participation. Restaurant leadership teams also coordinate birthday and anniversary programs, hotel relationships, catering outreach, and other community-targeted guest relations programs.

Should we expand, our plan for each new restaurant would be to conduct a pre-opening awareness program beginning approximately two to three weeks prior to, and ending four to six weeks after, the opening of a restaurant. A given program typically would include special promotions, site signs, sponsorship of a fund-raising event for a local charity to establish ties to local community leaders and increase awareness of the new restaurant, and pre-opening trial operations, to which the family and friends of new employees would be invited.

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

We also utilize management information systems to allow timely information analysis and response. Our computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant's sales, purchasing, payroll, operating expenses, guest related statistics and other data, we can regularly monitor restaurant operations. Management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor minutes per meal, promotional programs, restaurant costs and general marketing data. However, because of the age, reliability and serviceability issues of our existing POS system, the Company will begin upgrading this critical feature starting in 2004. The software and hardware vendors have been selected, lab equipment has been ordered with testing and training following shortly. Once everything has been proven and tested, the Company anticipates it will take approximately eighteen months to convert all the units.

The management team for a typical steakhouse restaurant generally consists of one general manager, one or two leaders and a kitchen manager. Each restaurant also employs a staff consisting of approximately 40 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to a District Leader, who each supervise five to seven restaurants, and who, in turn, reports to our vice president of operations. Restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management defines operations and performance objectives for each restaurant and monitor implementation. Senior management regularly visits our restaurants and meets with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of restaurant operations and personnel development.

Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a restaurant manager or an experienced key employee. Management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to the employees' concerns.

PURCHASING

We purchase our food and beverage products from two UniPro Food Distributors:
Southwest Traders on the West Coast and Van Eerden in the Mid-West. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the corporate support center for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies.

PACIFIC BASIN FOODS

The Pacific Basin subsidiary was a wholesale food distributor serving the restaurant industry. Its principal clients were Paragon and several small regional chains. As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economic feasibility also diminished. Therefore, on October 11, 2002 Pacific Basin Foods ceased operations and filed under Chapter 7 with the United States Bankruptcy Court for the Central District of California- Riverside Division.

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

Our restaurant operations are also subject to federal and state employment and wage laws governing such matters as working conditions, overtime and tip credits and other employee matters. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage. Government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of our restaurants.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management is not aware of any environmental regulations that have had a material effect on us or our restaurants to date.

The Federal Americans With Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. We seek to cause that our restaurants will be in full compliance with the ADA, and we review plans and specifications and make periodic inspections to ensure continued compliance. We believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. We do not anticipate that such compliance will require us to expend substantial funds.

EMPLOYEES

At December 30, 2003, we employed approximately 1,663 individuals, of which 160 occupy executive, managerial or clerical positions, and 1503 hold non-managerial restaurant-related positions. None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

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

IF WE ARE NOT SUCCESSFUL IN OUR REORGANIZATION PLANS, OUR BUSINESS OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

On February 15, 2002 Steakhouse Partners, Inc and on February 19, 2002 its wholly owned subsidiary Paragon Steakhouse Restaurants, Inc. filed for federal reorganization protection under Chapter 11. On December 19, 2003 the U.S. Bankruptcy Court confirmed our Joint Plan of Reorganization. Under the terms of the Plan of Reorganization, as of the effective date (December 31, 2003), the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC will convert to 90% of the common stock and the balance of the Common Stock will be given to the unsecured creditors as partial payment of their claims. The unsecured creditors are expected to receive between $0.50 and $0.70 for each dollar of allowable claim in the form of cash and a three-year note providing for periodic payments.

If cash flow from operations is insufficient to satisfy the periodic payments required to our creditors, deferred capital improvements and expansion, and we are unable to raise additional funds it will seriously effect our ability to meet our plan objectives, and we may be forced to liquidate the Company.

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL
PROFITS.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred a net loss of approximately $4,851,281 for the fiscal year ended December 30, 2003; a net loss of approximately $6,582,559 for the fiscal year ended December 24, 2002; a net loss of approximately $16,710,000 for the fiscal year ended December 25, 2001; a net loss of approximately $621,000 for the fiscal year ended December 26, 2000 and a net loss of approximately $3.9 million for the fiscal year ended December 26, 1999. As of December 30, 2003, we had an accumulated deficit of approximately $37.7 million.

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

FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

Our restaurant operations are subject to certain federal and state laws and government regulations including:

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

We may be subject to "dram-shop" liability, which generally provides a person injured by an intoxicated person with the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Although we carry liquor liability coverage as part of our comprehensive general liability insurance, if we lost a lawsuit related to this liability, our business could be materially effected.

ADVERSE ECONOMIC CONDITIONS IN A LIMITED NUMBER OF STATES COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

Our restaurants are located in 8 states, predominantly on the West Coast and in the Great Lakes region. Adverse economic conditions in these regions could have an adverse effect on our financial results. Each of our restaurants represents a significant investment and long-term commitment, which limits our ability to respond quickly or effectively to changes in local competitive conditions or other changes that could affect our operations.

IF WERE ARE UNABLE TO RESPOND TO THE RECENT OR ANY FUTURE MAD COW SCARE AND ASSURE OUR CUSTOMERS THAT OUR RESTAURANTS AND BEEF ARE SAFE IT MAY NEGATIVELY AFFECT OUR BUSINESS.

Our ability to be pro active and provide factual information to our customers will be critical to maintaining our business. In the most recent outbreak of mad cow disease, the affected animal was a Holstein cow from Washington State. Typically Mad Cow has only been detected in animals five years and older. Our customers must believe that all our meat is non-Holstein and comes from the Midwest. We only use whole muscle beef that come from cattle that are 24-28 months old. Our approved vendors have controls in place to prevent cross contamination (muscle meats versus brain, spinal cord and spleen material) of these organs with any other cut of beef. Nevertheless, we cannot assure you that every ounce of beef used at our Restaurants is safe.

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

OUR PRIOR BANKRUPTCY COULD HINDER OUR ABILITY TO NEGOTIATE EFFECTIVELY WITH THIRD PARTIES AND COULD ADVERSELY AFFECT OUR OPERATIONS GOING FORWARD.

In February 2002 we, along with our wholly-owned subsidiary Paragon filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filing had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance. Though we have emerged from Chapter 11, the distribution of shares to the general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. Until this process is complete, we will continue to incur expenses with respect to the reorganization process.

BECAUSE WE HAVE EXPERIENCED SIGNIFICANT CHANGES IN OUR SENIOR MANAGEMENT TEAM, IT MAY BE DIFFICULT FOR INVESTORS TO EVALUATE OUR PROSPECTS FOR IMPROVED PERFORMANCE.

There have been a number of changes in our senior management team since our emergence from bankruptcy. Our chief executive officer was appointed by the Bankruptcy Court in July 2003. If our management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operation and challenges could be impaired.

IF WE LOSE OR ARE UNABLE TO OBTAIN KEY PERSONNEL, OUR ABILITY TO EFFECTIVELY OPERATE OUR BUSINESS COULD BE HINDERED.

Our ability to maintain or enhance our competitive position will depend to a significant extent on the efforts and ability of our executive and senior management, particularly our chief executive officer. Our future success and our ability to manage future growth will depend in large part upon the efforts of our management team and on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. Our inability to retain our current management team and attract and retain other highly qualified personnel could adversely affect our results of operations and hinder our ability to effectively manage our business.

WE FACE RISKS ASSOCIATED WITH CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS THAT EFFECT CONSUMER SPENDING.

We believe that the weak general economic conditions in effect in the United States will continue through 2004. As the economy struggles, we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks and our military operations abroad may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

OUR PROFITABILITY IS DEPENDENT IN LARGE MEASURE ON FOOD AND SUPPLY COSTS WHICH ARE NOT WITHIN OUR CONTROL.

Our profitability is dependent in large measure on our ability to anticipate and react to changes in food and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. We cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. The failure to react to these increases could materially and adversely affect our business and result of operations.

IF WE ARE NOT SUCCESSFUL IN OUR EXPANSION PLANS, OUR BUSINESS OPERATIONS AND OUR ABILITY TO CONTINUE AS A GOING CONCERN COULD BE MATERIALLY ADVERSELY AFFECTED.

Our strategy for expansion of our operations includes the construction of new restaurant properties and/or acquisition of existing properties. Our ability to open additional restaurants will depend upon our ability to identify and acquire available new construction sites or restaurant conversions at favorable prices. We must also have sufficient available funds from operations or otherwise to support this expansion.

If we cannot successfully construct new restaurant properties or convert acquired restaurant properties to our established brands within projected budgets or time periods, our business and our ability to continue as a going concern will be adversely affected. Even with a successful reorganization and sufficient funds, plans to expand our business may fail due to construction delays or cost overruns, which could be caused by numerous factors, such as shortages of materials and skilled labor, labor disputes, weather interference, environmental problems and construction Of zoning problems.

WE FACE RISKS ASSOCIATED WITH THE EXPANSION OF OUR OPERATIONS.

The success of our business depends on our ability to expand the number of our restaurants, either by developing or acquiring additional restaurants. Our success also depends on our ability to operate and manage successfully our growing operations. Our ability to expand successfully will depend upon a number of factors, including the following:

     -- the availability and cost of suitable restaurant locations for development;
     --   the availability of restaurant acquisition opportunities;
     -- the hiring, training, and retention of additional management and restaurant personnel;
     --   the availability of adequate financing;
     -- the continued development and implementation of management information systems;
     --   competitive factors; and
     --   general economic and business conditions.

Increased construction costs and delays resulting from governmental regulatory approvals, strikes, or work stoppages, adverse weather conditions, and various acts of God may also affect the opening of new restaurants. Newly opened restaurants may operate at a loss for a period following their initial opening. The length of this period will depend upon a number of factors, including the time of the year the restaurant is opened, the sales volume, and our ability to control costs.

We may not successfully achieve our expansion goals. Additional restaurants that we develop or acquire may not be profitable. In addition, the opening of additional restaurants in an existing market may have the effect of drawing customers from and reducing the sales volume of our existing restaurants in those markets.

WE WILL NEED ADDITIONAL CAPITAL FOR EXPANSION.

The development of new restaurants requires funds for construction, tenant improvements, furniture fixtures equipment training of employee permits, initial franchise fees and other expenditures. We will require funds to develop additional restaurants and to pursue any additional restaurant development or restaurant acquisition opportunities that may develop.

In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms we may be unable to expand our restaurant operations. While debt financing will enable us to add more restaurants than we otherwise would be able to add, debt financing increases expenses and is limited as to availability due to our financial results and bankruptcy history, and we must repay the debt regardless of our operating results. Future equity fll1ancings could result in dilution to our stockholders.

WE DEPEND ON KEY FOOD PRODUCT DISTRIBUTORS.

We currently rely on two food product distributors Southwest Traders and Van Earden. If either Southwest Traders or Van Earden is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

We believe that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we must purchase our products from other suppliers; however, there can be no assurance that we will be able to match quality, price or dependability of supply.

WE FACE COMMODITY PRICE AND AVAILABILITY RISKS.

We purchase energy and agricultural products that are subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. Increases in commodity prices could result in lower restaurant level operating margins for our restaurant concepts. Occasionally, the availability of commodities can be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our profitability.

THE RESTAURANT INDUSTRY IS AFFECTED BY CHANGES IN CONSUMER PREFERENCES AND DISCRETIONARY SPENDING PATTERNS THAT COULD FORCE US TO MODIFY OUR MENUS AND CONCEPTS AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's, Carvers restaurants' menus, or by specific events such as the outbreak or scare caused by "mad cow disease". If we were to have to modify the emphasis on beef in our restaurants' menus we may lose customers who would be less satisfied with a modified menu, and we may not be able to attract a new customer base to generate the necessary revenues to maintain our income from restaurant operations. A change in our menus may also result in us having different competitors. We may not be able to successfully compete against established competitors in the general restaurant market. Our success also depends on various factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States participation in military activities. Adverse changes in these factors could reduce our customer base and spending patterns, either of which could reduce our revenues and results of operations.

WE DEPEND UPON OUR SENIOR MANAGEMENT.

Our success depends, in large part, upon the services of our senior management. The loss of the services of any members of our senior management team could have a material adverse effect on our business.

INCREASE IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. Any minimum wage increase may have a material adverse effect on our business, financial condition, results of operations or cash flows.

THE FAILURE TO ENFORCE AND MAINTAIN OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR ABILITY TO ESTABLISH AND MAINTAIN BRAND AWARENESS.

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks. Our wholly owned subsidiary, Paragon of Michigan, Inc. has registered, among others, the names Hungry Hunter's, Mountain Jack's and Carvers. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of the trademarks or service marks that we believe could materially affect us; we cannot assure you that we will be free from such infringements in the future.

The names "Hungry Hunter's", "Mountain Jack's" and "Carvers" represents our core concept. The termination of our right to use this name or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

BECAUSE WE MAINTAIN A SMALL NUMBER OF RESTAURANTS, THE NEGATIVE PERFORMANCE OF A SINGLE RESTAURANT COULD HAVE A SUBSTANTIAL IMPACT ON OUR OPERATING RESULTS.

We currently own and operate 25 restaurants. Due to this relatively small number of restaurants, poor financial performance at any owned restaurant could have a significant negative impact on our profitability as a whole. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area with varied demographic characteristics. We cannot assure you that we will be able to operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number or our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS BEYOND OUR CONTROL.

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

    --  the amount of sales contributed by new and existing restaurants;
    --  the timing of new openings;
    --  increases in the cost of key food or beverage products;
    --  labor costs for our personnel;
    -- our ability to achieve and sustain profitability on a quarterly or annual basis;
    --  consumer confidence and changes in consumer preferences;
    -- health concerns, including adverse publicity concerning food-related illness;
    -- the level of competition from existing or new competitors in the our segment of the restaurant industry; and
    -- economic conditions generally and in each of the market in which we are located.

These fluctuations make it difficult for us to predict and address in a timely manner factors that may have a negative impact on our results of operations.

WE COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our results of operations or business. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs including health insurance, and similar matters over which we have no control may increase our operating costs.

THE RESTAURANT INDUSTRY IS AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES, WHICH CAN CAUSE GUESTS TO AVOID OUR RESTAURANTS AND RESULT IN LIABILITIES.

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in all adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on our business, competitive position and results of operations.

COMPLIANCE WITH ENVIRONMENTAL LAWS MAY AFFECT OUR FINANCIAL CONDITION.

We are subject to various, federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions or contamination relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by US or by a prior owner or tenant. The costs of any cleanup could be significant and have a material adverse effect on our financial position and results of operations.

WE FACE INCREASED EXPENDITURES OF TIME AND MONEY ASSOCIATED WITH COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE.

Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations, and Nasdaq National Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

RISKS RELATED TO OUR COMMON STOCK

SINCE OUR SHARES ARE THINLY TRADED AND TRADING ON THE PINK SHEETS MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Ours common stock is currently quoted on the Pink Sheets. The fact that our common stock is not listed is likely to make trading its shares more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. An investor may find it more difficult to sell our common stock or to obtain accurate quotations of the share price of its common stock.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, dilution systemic to financing operations, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs, a material adverse effect, and a diversion of management's attention and resources.

FAILURE OF OUR COMMON STOCK TO APPRECIATE IN VALUE COULD AFFECT OUR ABILITY TO RAISE WORKING CAPITAL AND ADVERSELY IMPACT OUR ABILITY TO CONTINUE OUR NORMAL OPERATIONS.

A prolonged period in which our common stock trades at current levels could result in our inability to raise capital and may force us to reallocate funds from other planned uses, which would have a significant negative effect on our business plans and operations. If our stock price does not recover from its current levels, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

THE LARGE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR PUBLIC SALE AND THE FACT THAT A RELATIVELY SMALL NUMBER OF INVESTORS HOLD OUR PUBLICLY TRADED COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

The market price of our common stock could fluctuate as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. A large number of shares of our unregistered stock is eligible for public sale and our registered common stock is concentrated in the hands of a small number of investors and is thinly traded. An attempt to sell by a large holder could adversely affect the price of our stock. These sales or the perception that these sales might occur could also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SECURITIES AND EXCHANGE COMMISSION'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL 0UR STOCK.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" roles described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

WE DO NOT EXPECT TO DECLARE OR PAY ANY DIVIDENDS.

We have not declared or paid
any dividends on our common stock since our inception, and we do not anticipate paying any such dividends for the foreseeable future.

ANTI-TAKEOVER PROVISIONS.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

OWNERSHIP OF APPROXIMATELY 47% OF OUR OUTSTANDING COMMON STOCK BY 5 STOCKHOLDERS WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

A substantial majority of our capital stock is held by a limited number of stockholders. 5 stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 47% of the shares of common stock outstanding. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

BECAUSE FRESH START REPORTING WILL MAKE FUTURE FINANCIAL STATEMENTS DIFFICULT TO COMPARE WITH OUR HISTORICAL FINANCIAL STATEMENTS, IT MAY BE DIFFICULT FOR INVESTORS TO MEASURE OUR FINANCIAL PERFORMANCE OR ASSESS OUR PROSPECTS FOR GROWTH.

In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start reporting effective December 31, 2004. Because SOP 90-7 required us to reset our assets and liabilities to current fair value, our financial position, results of operations and cash flows for periods ending after December 31, 2004 will not be comparable to the financial position, results of operations and cash flows reflected in our historical financial statements for periods ending on or prior to December 31, 2004 included elsewhere in this prospectus. The use of fresh start reporting will make it difficult to assess our future prospects based on historical performance.

ITEM 2. PROPERTIES.

As of December 30, 2003, the Company leased all of its restaurant locations. Lease terms are generally 10 to 35 years, with renewal options. All of the Company's leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require the Company to pay the costs of insurance, taxes and maintenance. The Company intends to continue to purchase restaurant locations where cost-effective if cash flow permits. On July 19, 2000, the Company completed a sale and leaseback transaction with PS Realty Partners, LP with respect to 19 of its properties, yielding net proceeds of approximately $22 million. The Company utilized a majority of these net proceeds to pay down a $20 million mortgage debt.

RESTAURANT LOCATIONS AS OF MARCH 30, 2004

The following table sets forth the location of our existing Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's, Carvers restaurants and our unique formal restaurants. All of our restaurants are located in space leased by us as set forth below:
                                                               Year of
                                                       Approx- Expira-
                                                        imate  tion of  If All
                                                       Square  Initial  Options
Restaurant Name         Location                       Footage  Term   Exercised
--------------------------------------------------------------------------------
Carvers                 8172 W. Bell Road,               8,500  2015    2025
                        Glendale, AZ
Mountain Jack's         1451 Opdyke Road                 7,785  2020    2030
                        Aubur Hills, MI
Hungry Hunter           3580 Rosedale Highway            7,785  2020    2030
                        Bakersfield, CA
Carvers                 1535 Miamisburg-Centerville      9,054  2016    2026
                        Centerville, OH
Cliffhouse of Folsom    9900 Greenback Lane             10,000  2014    2019
                        Folsom, CA
Hungry Hunter           2470 Martin Road                 9,200  2011    2031
                        Fairfield, CA
Hungry Hunter           3201 Mt. Diablo Boulevard        6,700  2020    2030
                        Lafayette, CA
Mountain Jack's         4211 State Route 26E             8,122  2005    2020
                        Lafayette, IN
Hunter Steakhouse       2445 Hotel Circle                5,000  2031    2031
                        San Diego, CA
Hungry Hunter           3037 Sisk Road                   6,747  2012    2022
                        Modesto, CA
Hunter Steakhouse       1221 Vista Way                   5,500  2020    2030
                        Oceanside, CA
Carvers Creek           2711 Capital                     9,578  2020    2030
                        Raleigh, NC
Carvers                 1400 Eureka Road                 8,008  2016    2026
                        Roseville, CA
Hungry Hunter           180 S. Airport Boulevard         5,820  2023    2043
                        South San Francisco, CA
Hungry Hunter           450 Bercut Drive                 8,600  2020    2030
                        Sacramento, CA
Carvers                 10720 S. Holiday Park Drive      8,006  2015    2025
                        Sandy, UT
Hungry Hunter           3785 Cleveland Avenue            8,800  2010    2020
                        Santa Rosa, CA
Mountain Jack's         22020 W. Eureka Road             6,700  2008    2013
                        Taylor, MI
Hungry Hunter           27600 Jefferson Avenue           7,737  2022    2032
                        Temecula, CA
Hungry Hunter           487 Moorpark Road                5,010  2008    2013
                        Thousand Oaks, CA
Tippecanoe Place        620 W. Washington               23,744  2020    2030
                        South Bend, IN
Mountain Jack's         5555 US 31 NOrth                17,000  2009    2019
                        Williamsburg, MI
Mountain Jack's         2360 Rochester Court             8,865  2020    2030
                        Troy, MI
Hungry Hunter           2046 E. Harbor Boulevard         4,290  2020    2030
                        Ventura, CA
Whaling Company         494 McLaws Circle                9,579  2020    2030
                        Williamsburg, VA

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

ITEM 3.        LEGAL PROCEEDINGS

In the opinion of management, other than the bankruptcy filing described above, there are no legal proceedings which will have a material adverse effect on the financial position or operating results of the Company. See Part I Item 1. Description of Business-- Proceedings Under the Bankruptcy Code.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

MARKET INFORMATION

The Common Stock of the Company had been trading on the NASDAQ Small Cap Market under the symbol "SIZL" from February 27, 1998, the date of the Company's initial public offering to December 19, 2001 the day it was delisted. It is currently quoted on the Pink Sheets under the symbol "SIZLQ.PK".

The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Year ended December 31, 2000
                                                HIGH            LOW

         First Quarter ....................     $7.00           $4.50
         Second Quarter....................      5.35            2.03
         Third Quarter ....................      4.75            2.25
         Fourth Quarter....................      7.22            2.75

Year ended December 31, 2001

                                                HIGH            LOW

         First Quarter ....................    $4.625          $2.375
         Second Quarter....................      3.80            1.56
         Third Quarter ....................      1.74            0.86
         Fourth Quarter....................      0.99            0.28

Year ended December 31, 2002

                                                HIGH            LOW

         First Quarter ....................     $0.28           $0.01
         Second Quarter....................      0.19            0.01
         Third Quarter ....................      0.15            0.02
         Fourth Quarter....................      0.10            0.00

Year ended December 31, 2003                              No Activity

SHAREHOLDERS

As of December 30, 2003 there were approximately 660 record holders of the Company's Common Stock. Upon confirmation of the Joint Plan of Reorganization, effective December 31, 2003, the entire balance of the DIP loan (described above), including accrued interest, became due and payable to Steakhouse Investors, LLC ("Steakhouse Investors"), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company's obligations under the DIP loan agreement other than interest. The outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation was canceled.

DIVIDENDS

The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the reorganization plan.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue within the period covered by this Annual Report any securities, which were not registered pursuant to the Securities Act of 1933, as amended.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for the five years ended December 30, 2003 has been derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 30, 2003, and the Management's Discussion and Analysis of Financial Condition and Results of Operations:



INCOME STATEMENT DATA:.....                   2003              2002             2001            2000              1999
                                         -----------       -----------      ------------     ------------       -----------
Revenues...................              $77,757,815       $97,102,252      $110,684,409     $123,618,199     $ 129,555,321
                                         -----------       -----------      ------------     ------------       -----------
COST OF SALES
  Food and beverage........               28,395,681        33,886,807        38,480,981       43,119,602        45,295,172
  Payroll and payroll related costs       27,703,764        34,312,955        36,719,587       39,504,498        43,119,394
  Direct operating costs ..               20,008,320        24,297,312        27,259,432       25,843,817        28,276,325
  Reserve on impairment of
      property, plant, and equipment              --                --         6,581,527          388,868                --
  Depreciation and amortization            1,876,778         2,785,465         3,452,109        3,703,346         4,045,155
                                         -----------       -----------      ------------     ------------       -----------
    Total cost of sales....               77,984,543        95,282,539       112,493,636      112,560,131       120,736,046
                                         -----------       -----------      ------------     ------------       -----------
GROSS PROFIT (LOSS)........                 (226,728)        1,819,713        (1,809,227)      11,058,068         8,819,275
COSTS AND EXPENSES
  General and administrative
  Expenses.................                4,711,199         5,104,117         8,514,500        7,561,262         8,033,124
  Legal Settlement                                --                --           800,000               --                --
  Reserve for advances to officers                --           277,016           616,584               --                --
                                         ===========       ===========      ============     ============       ===========
   INCOME (LOSS) BEFORE OTHER
    INCOME (EXPENSE)                      (4,937,927)       (3,561,420)      (11,740,311)       3,496,806           786,151

OTHER INCOME (EXPENSE)
  Gain on sale of property, plant,                --                --                --        1,589,480                --
    and equipment .........
  Interest income..........                    8,830                --               --                --            22,069
  Miscellaneous income....                   179,143           392,990           259,568          260,988                --
  Interest and financing costs            (2,567,705)       (2,327,903)       (2,690,839)      (3,524,994)       (4,469,459)
  Forgiveness of officer advances                 --                --                --        (442,058)                --
                                         -----------       -----------      ------------     ------------       -----------
    Total other (expense)                 (2,388,562)       (1,934,913)       (2,431,271)      (2,116,584)       (4,447,390)
                                         -----------       -----------      ------------     ------------       -----------
Income (loss) before reorganization
items, provisions for income taxes,
and discontinued operations               (7,326,489)       (5,496,333)      (14,171,582)       1,380,222        (3,661,239)
                                         -----------       -----------      ------------     ------------       -----------
REORGANIZATION ITEMS
  Gain on sale of property, plant,
  and equipment ...........                3,515,564         2,048,350                --               --                --
  Professional Fees                       (1,967,819)       (1,216,883)               --               --                --
   Idine settlement                               --         ( 960,000)               --               --                --
                                         -----------       -----------      ------------     ------------       -----------
  Total reorganization items               1,547,745          (128,533)               --               --                --
                                         -----------       -----------      ------------     ------------       -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME
    TAXES AND DISCONTINUED
    OPERATIONS............                (5,778,744)       (5,624,866)      (14,171,582)        1,380,222       (3,661,239)
PROVISION FOR INCOME TAXES                   130,000           129,758           148,341            53,419            4,816
                                         -----------       -----------      ------------     ------------       -----------
INCOME (LOSS) BEFORE DISCONTINUED
    OPERATIONS............                (5,908,744)       (5,754,624)      (14,319,923)        1,326,803       (3,666,055)
INCOME (LOSS) BEFORE DISCONTINUED,
OPERATIONS NET OF
INCOME TAXES OF  $850, $850 & $1,851       1,057,463          (827,935)       (2,396,821)      (1,948,247)         (228,984)
                                         -----------       -----------      ------------     ------------       -----------
Net loss ..................              $(4,851,281)      $(6,582,559)     $(16,716,744)      $ (621,444)     $ (3,895,039)
                                         ===========       ===========      ============     ============       ===========
EARNINGS (LOSS) PER SHARE
BASIC
Earnings (Loss) from continuing operations   $ (1.74)          $ (1.70)          $ (4.23)          $ 0.39            $(1.31)
Earnings (Loss) from discontinued operations   $0.31            $(0.24)           $(0.71)          $(0.58)           $(0.08)
                                             -------           -------           -------           ------           -------
BASIC LOSS PER SHARE                          $(1.43)           $(1.94)           $(4.94)          $(0.18)           $(1.39)

DILUTED LOSS PER SHARE

 Earnings (Loss) from continuing operations  $ (1.74)          $ (1.70)          $ (4.23)           $0.38           $ (1.31)
 Earnings (Loss) from discontinued operations  $0.31            $(0.24)           $(0.71)          $(0.58)           $(0.08)
                                             -------           -------           -------           ------           -------
BASIC LOSS PER SHARE                          $(1.43)           $(1.94)           $(4.94)          $(0.20)           $(1.39)

SHARES USED TO CALCULATE LOSS PER SHARE

Basic                                      3,386,522         3,386,522         3,386,522        3,369,022         2,802,186
Diluted                                    3,386,522         3,386,522         3,386,522        3,535,570         2,802,186
                                         ===========       ===========      ============     ============       ===========

BALANCE SHEET DATE:                           2003              2002              2001             2000              1999
                                         -----------       -----------      ------------     ------------       -----------
TOTAL ASSETS ..............             $ 17,763,206      $ 25,994,981      $ 31,000,321     $  45,724,855      $ 57,243,510

TOTAL DEBT, EXCLUDING CAPITAL
    LEASE OBLIGATIONS                   $  6,478,431      $ 2,188,485       $  5,760,306     $   5,797,953      $ 26,115,608

  Stockholders' equity (deficit)        $(25,686,949)     $(20,895,668)     $(14,373,109)    $   2,172,237      $  2,501,346

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

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related footnotes for the year ended December 30, 2003 included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

As of December 30, 2003 the Company operated 28 full-service steakhouse restaurants located in eight states. The Company operates under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse, Mountain Jack's, and Mountain Jack's Steakhouse. On December 21, 1998, the Company acquired Paragon Steakhouse Restaurants, Inc. ("Paragon"), which owned 78 steakhouses, of which five were closed, and Pacific Basin Foods, Inc., a restaurant food distribution company. Prior to the acquisition of Paragon, the Company owned and operated four restaurants. On February 28, 2002 the Company rejected nine (9) leases as part of the bankruptcy first-day process and the reorganization plan. As of December 2003, the Company had rejected or sold thirty-seven (37) units.

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

To the extent we build steakhouses in new locations there is likely to be a time delay between when the expenses of the startup are incurred and when the newly constructed steakhouses are opened and begin to generate revenues, which time delay could affect quarter-to-quarter comparisons and results.

Our overall steakhouse operations tend to experience seasonal fluctuations, with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Midwest operations, and the third quarter being the weakest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our Midwest locations.

We had three (3) business units, which had separate management and reporting infrastructures that offer different products and services. The business units were aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consisted of two business units -- Paragon Steakhouse Restaurants, Inc. and Steakhouse Partners, Inc. -- that operate specialty restaurants around the country. Our food service distribution segment, which operated as Pacific Basin Foods, performed distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economical feasibility also diminished. Therefore, on October 11, 2002 Pacific Basin Foods ceased operations and filed under Chapter 7 with the United States Bankruptcy Court in Riverside, California.

RESULTS OF OPERATIONS

53 Weeks Ended December 30, 2003 Compared to the 52 Weeks Ended December 24,
2002

Revenues for the fifty-three week period ended December 30, 2003 decreased $19,344,437 or 19.9% from $97,102,252 for the year ended December 24, 2002 to
$77,757,815 for the same period in 2003. The decrease is substantially attributable to the decrease in total operating units. Between the filing date of bankruptcy (February, 2002) and the end of 2003, thirty-seven (37) operating units were rejected, closed and/or sold. Partially offsetting the decrease in revenue was the same store sales for those core units that were open at the end of the year reflected an increase of 1.5% for the 53 weeks ended December 30, 2003 versus the same period in 2002.

Food and beverage costs for the fifty-three week period ended December 30, 2003 decreased $5,491,126 or 16.2% from $33,886,807 for the fifty-two week period ended December 24, 2002 to $27,395,681 for the same period in 2003. Food and beverage costs as a percentage of restaurant revenues were 36.5% for the fifty-three week period ended December 30, 2003 compared to 34.9% for the same period in 2002. The major reason for this increase was the record high beef prices that affected the Company throughout the year but had its biggest impact in the fourth quarter. The extremely high beef prices cost the Company over $1.2 million in 2003 versus the same period in 2002.

Payroll and payroll related costs for the fifty-three week period ended December 30, 2003 decreased $6,609,191 or 19.3% from $34,312,955 for the fifty-two week period ended December 24, 2002 to $27,703,764 for the same period in 2003. The total payroll and payroll related costs as a percentage of revenues were 35.6% for the fifty-three week period ended December 30, 2003 compared to 35.3% for the same period in 2002. The chief reason for this increase as a percentage relationship to revenue is as a result of the bankruptcy, workman's compensation state run insurance rates are approximately 50.0% higher than the normal premiums charged by private insurance companies.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-three week period ended December 30, 2003 decreased $4,288,992 or 17.6% from $24,297,312 for the fifty-two week period ended December 24, 2002 to $20,008,320 for the same period in 2003. However, these costs as a percentage of restaurant revenues were 25.7% for the fifty-three week period ended December 30, 2003 compared to 25.0% for the same period in 2002. The chief reason for this increase as a percentage relationship to revenue is that the fixed or indirectly variable nature of direct operating costs does not allow for a proportionate decrease in expenses versus revenue. Also contributing to the increase is as a result of the bankruptcy general liability insurance rates were almost 30.0% higher than the normal premiums.

Depreciation and amortization for the fifty-three week period ended December 30, 2003 decreased $908,687 or 32.6% from $2,785,465 for the fifty-two week period ended December 24, 2002 to $1,876,778 for the same period in 2003. The main reason for this decrease is between the filing date of bankruptcy and the end of 2003, thirty-seven (37) operating units were rejected, closed and/or sold.

General and administrative expenses for the fifty-three week period ended December 30, 2003 decreased $392,918 or 4.7% from $5,104,117 for the fifty-two week period ended December 24, 2002 to $4,711,199 for the same period in 2003. General and Administrative expenses as a percentage of restaurant revenues was 6.1% for the fifty-three week period ended December 30, 2002 compared to 5.3% for the same period in 2002. Even though in absolute dollars the Company continues to reduce its administrative expenses, the chief reason for the increase as a percentage relationship to revenue is that the fixed or indirectly variable nature of general and administrative costs does not allow for a proportionate decrease in expenses versus revenue. Further reviews of these expense categories have begun as the Company has emerged from bankruptcy. However with on going resolutions of bankruptcy related issues, a certain additional level of administration is required for the near term.

Total other income and interest expense, net for the fifty-three week period ended December 30, 2003 increased $453,649 or 23.4% from $1,934,913 for the fifty-two week period ended December 24, 2002 to $2,388,562 for the same period in 2003. The increase is principally due to the full year of interest charges associated with the I-Dine Settlement, which was signed in July, 2002 and other related bankruptcy activity.

Total reorganization items, net for the fifty-three week period ended December 30, 2003 was a gain of $1,547,745. This improvement was the result from gains associated with the rejection and or sale of 22 units that totaled $3,515,564. The gain was partially offset by the continued high Legal and Professional fees specifically associated with the bankruptcy ($1,967,819).

Gain from discontinued operations for the fifty-three week period ended December 30, 2003 was $1,057,463. On October 11, 2002 Pacific Basin Foods ceased operations and filed for Chapter 7 with the United States Bankruptcy Court in Riverside, California. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods has legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net loss for the fifty-three week period ended December 30, 2003 decreased $1,731,278 from $6,582,559 for the fifty-two week ended December 24, 2002 to $4,851,281 for the same period in 2003. The decrease is principally due to the net liability of Pacific Basin Foods being recognized as one time income of discontinued operations, net of taxes ($1,057,463), as well as the net gain in total reorganization items of $1,547,745.

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

Payroll and payroll related costs for the fifty-two week period ended December 24, 2002 decreased $2,406,632 or 6.6% from $36,719,587 for the fifty-two week period ended December 25, 2001 to $34,312,955 for the same period in 2002. The total payroll and payroll related costs as a percentage of revenues were 35.3% for the fifty-two week period ended December 24, 2002 compared to 33.2% for the same period in 2001. The chief reason for this increase as a percentage relationship to revenue is that the decrease in the restaurants net revenue was slightly greater than the minimum staffing that is required per unit to maintain guest services and a positive dining experience. Also contributing to the increase, is as a result of the bankruptcy, workman's compensation state run insurance rates are approximately 50.0% higher than the normal premiums charged by insurance agencies.

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


The Company had a cash and cash equivalents balance of $2,205,221 at December 30, 2003. During the year the Company maintained a current ratio of 0.36-to-1, which arose from a working capital deficit of $7,380,059 after adjusting for the Debtor in Possession note that converted to Equity upon plan confirmation. In addition, as described above, the Company was in default with secured financings as of December 31, 2001, and on February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The reorganization plan was contingent on the sale of selected assets and the Company may need additional sources of financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

On August 13, 2003 the United States Bankruptcy Court in Riverside, California entered the order approving the Debtor-in Possession financing and on December 19, 2003, the Company's Plan of Reorganization was confirmed by the Court. Upon confirmation of the Plan, effective December 31, 2003, the entire balance of the DIP facility, including accrued interest, became due and payable to Steakhouse Investors, LLC ("Steakhouse Investors"), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company's obligations under the DIP agreement other than interest. The outstanding preferred stock, common stock, stock options, and warrants of the Company in existence before the effective date were canceled. The Company's financial affairs were completely restructured under circumstances whereby Steakhouse Investors exchanged its $5,000,000 super-priority administrative claim for 90% of the newly issued common stock in the reorganized company. In addition, all of the Company's pre-petition liabilities were completely restructured in accordance with the Plan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 30, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

The consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9a. CONTROLS AND PROCEDURES

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

                                    PART III.

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 will be in the Company's definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

CODE OF ETHICS

We have adopted a written Code of Ethics (the "Code of Ethics") that applies to our principal executive officer and Chief Financial Officer, a copy of which is attached as an exhibit to this Annual Report on Form 10-K. We maintian a copy on our website; www.paragonsteaks.com and, printed copies of the Code of Ethics are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on a current report on Form 8-K promptly following the date of such amendment or waiver.


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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 will be in our definitive proxy materials to be filed with the Securities and Exchange Commission and is incorporated in this Annual Report on Form 10-K by this reference.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed as part of this Annual Report:

 Exhibit
 Number                  Description
---------                -----------

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

10.17****  Secured Continuing Guaranty dated December 21, 1998 executed by the
           Company.

10.18****  Security Agreement (Intellectual Property) dated December 21, 1998 by and between the Company and The CIT Group/Credit Finance, Inc.


10.19****  Grant of Security Interest (Trademarks) dated December 21, 1998 executed by the Company.

10.20***** Purchase and Sale Agreement between Paragon Steakhouse Restaurants,
           Inc. and HS Realty Partners, LP

14.7****** Code of Ethics

21.1****** List of Subsidiaries of Steakhouse Partners, Inc.

31.1****** Certifcation of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2****** Certifcation of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****** Certifcation of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****** Certifcation of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

4. Form 8-K dated December 31, 2003 reporting that the Order was entered by the United States Bankruptcy Court for the Central District of California - Riverside Division confirming Steakhouse Partners, Inc. and its wholly owned subsidiary Paragon Steakhouse Restaurants Joint Plan of Reorganization. Under the terms of the Order the Plan will become effective December 31, 2003, and the debtor-in-possession financing, that was approved by the Court on August 13, 2003, will convert to 90% of the Common Stock. The balance of the Common Stock will be distributed to the Unsecured Creditors as partial payment in accordance with the Plan. Also, all existing Common Stock, Stock Options, Preferred Stock and Warrants will be cancelled at that time.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April __, 2004

STEAKHOUSE PARTNERS, INC.                       STEAKHOUSE PARTNERS, INC.

 /s/                                         /s/
 ------------------------                    ---------------------------
 A. STONE DOUGLASS                           JOSEPH L WULKOWICZ
President, Secretary, Director               Chief Financial Officer,
(Serving as principal executive officer)     Assistant Secretary
                                             (Serving as principal financial and
                                             accounting  officer)

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

NAME AND CAPACITY                                                    DATE
------------------                                            ---------------
/s/                                                           April  __, 2004
----------------------
Name A. STONE DOUGLASS
Title: President, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ TOM EDLER                                                 April  __, 2004
----------------------
Name: Tom Edler
Title: Co-Chairman of the Board of Directors

/s/ TOD LINDNER                                               April  __, 2004
----------------------
Name: Tod Lindner
Title: Co-Chairman of the Board of Directors
----------------------

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                             REORGANIZED COMPANY
                                        FOR THE YEAR ENDED DECEMBER 31, 2003 AND
                                                             PREDECESSOR COMPANY
                                                          (DEBTOR-IN-POSSESSION)
                           FOR THE YEARS ENDED DECEMBER 30, 2003, 2002, AND 2001

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                                        CONTENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


                                                                         Page

INDEPENDENT AUDITOR'S REPORT                                             1 - 2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets for Reorganized Company as of
         December 31, 2003 and Predecessor Company (Debtor-in-
         Possession) as of December 30, 2003 and 2002                   3 - 6

     Consolidated Statements of Operations for Reorganized Company
         for the Year Ended December 31, 2003 and Predecessor
         Company (Debtor-in-Possession) for the Years Ended December
         30, 2003, 2002, and 2001                                        7 - 9

     Consolidated Statements of Stockholders' Deficit for Reorganized
         Company for the Year Ended December 31, 2003 and
         Predecessor Company (Debtor-in-Possession) for the Years
         Ended December 30, 2003, 2002, and 2001                          10

     Consolidated Statements of Cash Flows for Reorganized Company
         for the Year Ended December 31, 2003 and Predecessor
         Company (Debtor-in-Possession) for the Years Ended December
         30, 2003, 2002, and 2001                                       11 - 15

     Notes to Consolidated Financial Statements                         16 - 61

SUPPLEMENTAL INFORMATION

     Independent Auditor's Report on Financial Statement Schedule         62

     Valuation and Qualifying Accounts - Schedule II                      63

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. (a Delaware corporation) and subsidiaries (collectively, the "Company") as of December 31, 2003 (Reorganized Company) and December 30, 2003 and December 31, 2002 (Predecessor Company, Debtor-in-Possession), and the related consolidated statements of operations, stockholders' deficit, and cash flows for the three years in the period ended December 30, 2003 (Predecessor Company, Debtor-in-Possession). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steakhouse Partners, Inc. and subsidiaries as of December 31, 2003 (Reorganized Company) and December 30, 2003 and 2002 (Predecessor Company, Debtor-in-Possession), and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2003 (Predecessor Company, Debtor-in-Possession) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2003 (Reorganized Company) and December 31, 2002 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $9,000,000 and $12,400,000, respectively. These factors, among others, as discussed in Note 4 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries
Page 2

As discussed in Note 2 to the consolidated financial statements, on December 19, 2003, the United States Bankruptcy Court confirmed the Company's Plan of Reorganization, which became effective December 31, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting for Entities in Reorganization." Under the Bankruptcy Code, the Reorganized Company is reported as new entity with assets and liabilities and a capital structure having carrying values not comparable with prior periods (see Note 2).





SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 16, 2004

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                 REORGANIZED COMPANY AS OF DECEMBER 31, 2003 AND
                                      PREDECESSOR COMPANY (DEBTOR-IN-POSSESSION)
                                                AS OF DECEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------




                                     ASSETS
                                                  Reorganized         Predecessor Company
                                                   Company             Fiscal Years Ended
                                                  December 31,    -----------------------------
                                                      2003            2003             2002
                                                 -------------    -----------      ------------
CURRENT ASSETS
   Cash and cash equivalents                      $ 2,205,221     $ 2,205,221      $  2,750,673
   Accounts receivable, net of allowance for
     doubtful accounts of $133,234 and
     $383,374                                          67,909          67,909           829,909
   Inventories, net of allowance for obsolete
     inventories of $45,805 and $45,805             1,298,203       1,298,203         1,931,383
   Prepaid expenses and other current
     assets                                          497,416          497,416           847,727
                                                 -------------    -----------      ------------
       Total current assets                         4,068,749       4,068,749         6,359,692
PROPERTY, PLANT, AND EQUIPMENT, net                12,582,374      13,110,554        18,313,773
LIQUOR LICENSES                                       688,000               -                 -
DEPOSITS AND OTHER ASSETS                             103,407         103,407           199,441
CASH - RESTRICTED UNDER COLLATERAL
   AGREEMENTS                                               -         480,496         1,122,075
GOODWILL                                           18,881,786               -                 -
                                                 -------------    -----------      ------------
TOTAL ASSETS                                      $36,324,316     $17,763,206       $25,994,981
                                                 =============    ===========      ============


   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                 REORGANIZED COMPANY AS OF DECEMBER 31, 2003 AND
                                      PREDECESSOR COMPANY (DEBTOR-IN-POSSESSION)
                                                AS OF DECEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------



                                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                  Reorganized         Predecessor Company
                                                   Company             Fiscal Years Ended
                                                  December 31,    ----------------------------
                                                      2003            2003             2002
                                                 -------------    -----------      -----------
LIABILITIES NOT SUBJECT TO COMPROMISE
   Current liabilities
     Current portion of long term debt            $ 2,058,222     $ 5,137,118         $ 72,842
     Current portion of capital lease                 258,918               -                -
     Accounts payable                               4,572,589       3,144,654        2,654,497
     Accrued expenses                                 189,691       1,596,858          746,075
     Unearned revenue                               3,932,122       3,932,122        4,385,940
     Reserve for self insurance claims                 72,716         578,904          403,780
     Sales and property taxes payable                 585,299         585,299          979,817
     Accrued payroll costs                          1,473,853       1,473,853        2,521,852
                                                 ------------     -----------      -----------
         Total current liabilities                 13,143,410      16,448,808       11,764,803

   Long term debt, net of current portion           7,906,213       1,341,313        2,115,643
   Long term capital lease                          9,605,956               -                -
   Deferred rent                                      113,182
   Deferred tax liability                                   -         119,411          119,411
   Net liabilities of Pacific Basin Foods Inc.,
     in liquidation                                         -               -        1,057,463
                                                 ------------     -----------      -----------
         Total liabilities not subject to
           compromise                              30,768,761      17,909,532       15,057,320
                                                 ------------     -----------      -----------
LIABILITIES SUBJECT TO COMPROMISE                           -      25,540,623       31,833,329
                                                 ------------     -----------      -----------

COMMITMENTS AND CONTINGENCIES

   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                 REORGANIZED COMPANY AS OF DECEMBER 31, 2003 AND
                                      PREDECESSOR COMPANY (DEBTOR-IN-POSSESSION)
                                                AS OF DECEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------




                         LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

                                                  Reorganized         Predecessor Company
                                                   Company             Fiscal Years Ended
                                                  December 31,    ----------------------------
                                                      2003            2003             2002
                                                 -------------    -----------      -----------
STOCKHOLDERS' DEFICIT
   Predecessor Company preferred stock,
     $0.001 par value
       2,250,000 shares authorized
       0 and 0 shares issued and
         outstanding                                                      $ -              $ -
   Predecessor Company preferred stock,
     Series B, Convertible, $0.001 par value
       1,000,000 shares authorized
       1,000,000 and 1,000,000 shares
         issued and outstanding                                         1,000            1,000
   Predecessor Company preferred stock,
     Series C, Convertible, $0.001 par value
       1,750,000 shares authorized
       1,750,000 and 1,750,000 shares
         issued and outstanding                                         1,750            1,750
   Predecessor Company common stock,
     $0.01 par value
       10,000,000 shares authorized
       3,386,522 and 3,386,522 shares
         issued and outstanding                                        33,865           33,865


   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                 REORGANIZED COMPANY AS OF DECEMBER 31, 2003 AND
                                      PREDECESSOR COMPANY (DEBTOR-IN-POSSESSION)
                                                AS OF DECEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------



                             LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

                                                  Reorganized         Predecessor Company
                                                   Company             Fiscal Years Ended
                                                  December 31,    ----------------------------
                                                      2003            2003             2002
                                                 -------------    -----------      -----------
STOCKHOLDERS' DEFICIT (CONTINUED)
   Reorganized Company preferred stock
     $0.001 par value
       5,000,000 shares authorized
       0 and 0 shares issued and
         outstanding                                                      $ -              $ -
   Reorganized Company common stock,
     $0.001 par value
       15,000,000 shares authorized
       4,500,000 and 4,500,000 shares
         issued and outstanding                 $       4,500               -                -
   Committed stock                                    555,555               -                -
   Predecessor Company treasury stock,
     28,845 and 28,845 shares, at cost                      -        (175,000)        (175,000)
   Predecessor Company additional paid-in
     capital                                                -      12,100,750       12,040,750
   Reorganized Company additional paid-in
     capital                                        4,995,500               -                -
   Accumulated deficit                                     -      (37,649,314)     (32,798,033)
                                                 ------------     -----------      -----------
           Total stockholders' deficit              5,555,555     (25,686,949)     (20,895,668)
                                                 ------------     -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIT                                        $36,324,316     $17,763,206      $25,994,981
                                                 ============     ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
                           for the Years Ended December 30, 2003, 2002, and 2001

--------------------------------------------------------------------------------


                                                       Predecessor Company
                                                           December 30,
                                          ----------------------------------------------
                                             2003             2002             2001
                                          --------------  --------------     -------------

Revenues, net                              $ 77,757,815     $ 97,102,252     $ 110,684,409
                                           ------------     ------------     -------------
Cost of sales
   Food and beverage                         28,395,681       33,886,807        38,480,981
   Payroll and payroll related costs         27,703,764       34,312,955        36,719,587
   Direct operating costs                    20,008,320       24,297,312        27,259,432
   Impairment of property, plant,
     and equipment                                    -                -         6,581,527
   Depreciation and amortization              1,876,778        2,785,465         3,452,109
                                           ------------     ------------     -------------
       Total cost of sales                   77,984,543       95,282,539       112,493,636

Gross profit (loss)                            (226,728)       1,819,713        (1,809,227)
General and administrative
   expenses                                   4,711,199        5,104,117         8,514,500
Legal settlement                                      -                -           800,000
Reserve for advances to
   officers                                           -          277,016           616,584
                                           ------------     ------------     -------------
Loss before other income
   (expense)                                 (4,937,927)      (3,561,420)      (11,740,311)
                                           ------------     ------------     -------------
Other income (expense)
   Miscellaneous income                         179,143          392,990           259,568
   Interest and financing costs              (2,567,705)      (2,327,903)       (2,690,839)
                                           ------------     ------------     -------------

     Total other income (expense)            (2,388,562)      (1,934,913)       (2,431,271)
                                           ------------     ------------     -------------

Loss before reorganization
   items, provision for income
   taxes, and discontinued
   operations                                (7,326,489)      (5,496,333)      (14,171,582)
                                           ------------     ------------     -------------

   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
                           for the Years Ended December 30, 2003, 2002, and 2001

--------------------------------------------------------------------------------


                                                       Predecessor Company
                                                           December 30,
                                          ----------------------------------------------
                                               2003            2002              2001
                                          --------------  --------------     -------------

Reorganization items
   Gain on rejection and sale of
     property, plant, and
     equipment, net                         $ 3,515,564      $ 2,048,350               $ -
   IDine settlement                                   -         (960,000)                -
   Professional fees                         (1,967,819)      (1,216,883)                -
                                           ------------     ------------     -------------
       Total reorganization items             1,547,745         (128,533)                -
                                           ------------     ------------     -------------
Loss before provision for
   income taxes and
   discontinued operations                   (5,778,744)      (5,624,866)      (14,171,582)
Provision for income taxes                      130,000          129,758           148,341
                                           ------------     ------------     -------------
Income (loss) before
   discontinued operations                   (5,908,744)      (5,754,624)      (14,319,923)
Income (loss) from discontinued
   operations, net of income taxes of
   $850, $850, and $1,851                     1,057,463         (827,935)       (2,396,821)
                                           ------------     ------------     -------------
Net loss                                   $ (4,851,281)    $ (6,582,559)    $ (16,716,744)
                                           ============     ============     =============
Earnings (loss) per share
   Basic
     Loss from continuing
       operations                               $ (1.74)         $ (1.70)          $ (4.23)
     Earnings (loss) from
       discontinued operations                     0.31            (0.24)            (0.71)
                                           ------------     ------------     -------------
   Basic loss per share                         $ (1.43)         $ (1.94)          $ (4.94)
                                           ============     ============     =============
   Diluted
     Loss from continuing
       operations                                 (1.74)           (1.70)            (4.23)
     Earnings (loss) from
       discontinued operations                     0.31            (0.24)            (0.71)
                                           ------------     ------------     -------------
   Diluted loss per share                       $ (1.43)         $ (1.94)          $ (4.94)
                                           ============     ============     =============

   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
                           for the Years Ended December 30, 2003, 2002, and 2001

--------------------------------------------------------------------------------


                                                       Predecessor Company
                                                           December 30,
                                          ----------------------------------------------
                                               2003            2002              2001
                                          --------------  --------------     -------------

Shares used to calculate
   loss per share
     Basic                                    3,386,522        3,386,522         3,386,522
                                           ------------     ------------     -------------
     Diluted                                  3,386,522        3,386,522         3,386,522
                                           ============     ============     =============

   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
--------------------------------------------------------------------------------



                                        Preferred Stock
                     --------------------------------------------------------
                       Series B, Convertible         Series C, Convertible               Common Stock
                     ----------------------------  --------------------------     -------------------------
                         Shares         Amount        Shares         Amount         Shares       Amount
                     -------------  -------------  -----------  -------------     -----------   -----------
Predecessor Company
Balance, December
   30, 2000             1,000,000        $ 1,000     1,750,000       $ 1,750       3,386,522      $ 33,865
Issuance of warrants
   in lieu of interest
Issuance of warrants
   for services
Net loss
                      -----------    -----------   -----------   -----------     -----------   -----------
Balance, December
   30, 2001             1,000,000          1,000    1,750,000          1,750       3,386,522        33,865
Issuance of warrants
   in lieu of interest
Net loss
                      -----------    -----------   -----------   -----------     -----------   -----------
Balance, December
   30, 2002             1,000,000          1,000    1,750,000          1,750       3,386,522        33,865
Issuance of warrants
   in lieu of interest
Net loss
                      -----------    -----------   -----------   -----------     -----------   -----------
Balance, December
   30, 2003            1,000,000         $ 1,000    1,750,000        $ 1,750       3,386,522      $ 33,865
                      ===========    ===========   ===========   ===========     ===========   ===========





                                        Additional
                          Treasury       Paid-In     Accumulated
                           Stock         Capital       Deficit             Total
                      -----------    -----------       -----------      -----------
Predecessor Company
Balance, December
   30, 2000            $ (175,000)    $ 11,809,352    $ (9,498,730)     $ 2,172,237
Issuance of warrants
   in lieu of interest                    60,000                             60,000
Issuance of warrants
   for services                          111,398                            111,398
Net loss                                               (16,716,744)     (16,716,744)
                      -----------    -----------       -----------      -----------

Balance, December
   30, 2001              (175,000)    11,980,750       (26,215,474)     (14,373,109)
Issuance of warrants
   in lieu of interest                    60,000                             60,000
Net loss                                                (6,582,559)      (6,582,559)
                      -----------    -----------       -----------      -----------
Balance, December
   30, 2002              (175,000)    12,040,750       (32,798,033)     (20,895,668)
Issuance of warrants
   in lieu of interest                    60,000                             60,000
Net loss                                                (4,851,281)      (4,851,281)
                      -----------    -----------       -----------      -----------
Balance, December
   30, 2003             $(175,000)   $12,100,750     $ (37,649,314)   $ (25,686,949)
                      ===========    ===========       ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
                           for the Years Ended December 30, 2003, 2002, and 2001
--------------------------------------------------------------------------------



                                                              Predecessor Company
                                                                  December 30,
                                                 --------------------------------------------
                                                    2003             2002             2001
                                                 -------------  --------------  -------------

Cash flows from operating activities
   Net income (loss) from continuing operations  $ (5,908,744)   $ (5,754,624)  $ (14,319,923)
   Net income (loss) from discontinued operations   1,057,463        (827,935)     (2,396,821)
   Adjustments to reconcile net loss from
     continuing operations to net cash
     provided by (used in) operating activities
       Non-cash reorganization items                        -               -               -
       Depreciation and amortization                1,876,778       2,785,465       3,452,109
       Bad debt expense                                     -          68,896          93,357
       Gain on disposal of rejected leases         (1,115,544)     (1,276,496)              -
       Loss on IDine settlement                             -         960,000               -
       Gain on sale of property, plant, and
         equipment through bankruptcy              (2,400,020)       (771,854)              -
       Reduction of self insurance reserve                  -               -        (248,966)
       Reserve for uncollectable deposits and
         other assets                                 303,075               -               -
       Net liabilities of discontinued operations
         forgiven in Chapter 7 liquidation         (1,057,463)              -               -
       Impairment of property, plant, and
         equipment                                          -               -       6,581,527
       Impairment of intangible assets                                                170,715
       Issuance of warrants for services
         rendered                                           -               -         111,398
       Issuance of warrants in lieu of
         interest                                      60,000          60,000          60,000
       Reserve for advances to officers                     -         277,016         616,584
       Default on loan for services rendered                -               -         413,409
       Reduction of accounts payable
         in connection with the settlement
         of a lawsuit                                       -               -        (285,579)
       (Increase) decrease in
         Accounts receivable                          762,000         (23,393)       (415,543)
         Inventories                                  427,574         337,038        (163,064)
         Prepaid expenses and other
           current assets                             571,534         684,440         663,038
         Deposits and other assets                     21,364         178,291         542,427
       Increase (decrease) in
         Accounts payable                             274,984       3,433,888       2,224,851
         Accrued expenses                             850,783         357,620         820,289
         Unearned revenue                            (453,818)       (261,182)        346,060
         Reserve for self insurance claims            175,124         295,742        (116,994)
         Sales and property taxes payable            (394,518)        138,800        (415,180)
         Accrued payroll costs                     (1,047,999)       (541,508)        665,160



   The accompanying notes are an integral part of these financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
                           for the Years Ended December 30, 2003, 2002, and 2001
--------------------------------------------------------------------------------


                                                              Predecessor Company
                                                                  December 30,
                                                 --------------------------------------------
                                                    2003             2002             2001
                                                 -------------  --------------  -------------

         Deferred gain on sale-leaseback        $          -     $    (30,365)    $   903,172
         Deferred rent                                     -          226,791          24,781
                                                ------------     ------------     -----------
Net cash provided by (used in) continuing
   operating activities                            (5,997,427)       316,630         (673,193)
                                                ------------     ------------     -----------
Net cash provided by discontinued operating
   activities                                              -          742,063       1,046,577
                                                ------------     ------------     -----------
Cash flows from investing activities
   Purchases of property, plant, and equipment       (189,123)       (273,791)       (622,431)
   Proceeds from the sale of property,
     plant, and equipment                           1,827,141       1,083,014               -
   Change in restricted cash                           41,579         366,114        (322,443)
                                                ------------     ------------     -----------
Net cash provided by (used in) continuing
   investing activities                             1,679,597       1,175,337        (944,874)
                                                ------------     ------------     -----------
Net cash used in discontinued investing
   activities                                              -               -           (8,309)
                                                ------------     ------------     -----------
Cash flows from financing activities
   Proceeds from issuance of debt                   5,000,000          80,000               -
   Principal payments on debt and
     capital leases                                (1,227,622)       (671,246)     (1,272,121)
                                                ------------     ------------     -----------
Net cash used in continuing financing activities    3,772,378        (591,246)     (1,272,121)
                                                ------------     ------------     -----------
Net cash used in discontinued financing
   activities                                              -               -          (22,451)
                                                ------------     ------------     -----------
Net increase (decrease) in cash and cash
   equivalents                                       (545,452)      1,642,784      (1,874,371)
Cash and cash equivalents, beginning
   of year                                          2,750,673       1,107,889       2,982,260
                                                ------------     ------------     -----------
Cash and cash equivalents, end of year            $ 2,205,221     $ 2,750,673     $ 1,107,889
                                                ============     ============     ===========


                                                      STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
                           for the Years Ended December 30, 2003, 2002, and 2001
--------------------------------------------------------------------------------


                                                              Predecessor Company
                                                                  December 30,
                                                 --------------------------------------------
                                                    2003             2002             2001
                                                 -------------  --------------  -------------

Supplemental disclosures of cash
   flow information
     Interest paid                                $ 1,668,361     $ 1,716,447     $ 3,131,129
                                                ------------     ------------     -----------
     Income taxes paid                            $        -         $ 90,509       $ 117,904
                                                ============     ============     ===========
Supplemental disclosures of cash
   flow information for reorganization
   expenses paid in connection with the
   Chapter 11 proceedings

     Professional fees paid for services          $ 1,967,819     $ 1,216,883     $        -
                                                ============     ============     ===========


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    REORGANIZED COMPANY FOR THE YEAR ENDED DECEMBER 31, 2003 AND
                                      PREDECESSOR COMPANY (DEBTOR-IN-POSSESSION)
                           FOR THE YEARS ENDED DECEMBER 30, 2003, 2002, AND 2001

--------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES During the year ended December 31, 2003, the Company completed the following:

o rejected six restaurant leases including rejection of several capital leases and recorded a non-cash gain of $1,115,544.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

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

         On December 21, 1998, Galveston's Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) (collectively, "PSR") through its acquisition of all of the outstanding capital stock of PSR. PSR owns and operates restaurants located primarily throughout California, Arizona, and the Great Lakes Region. PSR also owned Pacific Basin Foods, Inc. ("PBF"), a company which was engaged in purchasing and selling food and other restaurant supplies to PSR and nonaffiliated companies. As discussed in Note 3, on October 11, 2002 PBF filed for protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the Filing Date.

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

         The February 15, 2002 Filing was made in response to certain notes aggregating $1,734,285, which the Company was unable to pay (see Notes 9 and 11).

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         Plan Investors
         On August 13, 2003, the Predecessor Company obtained and received Court approval for a $5,000,000 senior secured convertible debtor-in-possession financing facility (the "DIP Credit Facility") from Steakhouse Investors, LLC ("Steakhouse Investors") for payment of permitted pre-petition claims, working capital needs, letter of credit and other general corporate purposes. The DIP Credit Facility required that the Predecessor Company maintain certain financial covenants. In addition, under the agreement, the Predecessor Company was required to accrue interest at a rate of 6% per annum, which was capitalized on each payment date and added to the outstanding principal until confirmation. Upon confirmation of the plan, the DIP Credit Facility was converted into 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of the Predecessor Company's obligations under the DIP Credit Facility agreement other than interest.

         Confirmation of Plan of Reorganization
         The Company commenced a balloting and solicitation process with respect to the "Plan of Reorganization" (as hereinafter defined), which concluded December 3, 2003.

         On December 31, 2003 ("Effective Date") the Predecessor Company emerged from reorganization proceedings ("Reorganized Company") under Chapter 11 of the federal bankruptcy laws pursuant to the terms of the Plan of Reorganization.

         Upon confirmation of the Plan of Reorganization on the Effective Date, the entire balance of the DIP facility, including accrued interest, became due and payable to Steakhouse Investors. Accordingly, Steakhouse Investors received, 4.5 million or 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of the Predecessor Company's obligations under the DIP Credit Facility agreement other than interest. The outstanding preferred stock, common stock, stock options, and warrants of the Predecessor Company before confirmation were all canceled.

         Discharge of Liabilities
         On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantial amounts of its pre-petition liabilities, were cancelled. The new authorized securities of the Reorganized Company on the Effective Date pursuant to the Plan of Reorganization, consisted of 15,000,000 shares of new common stock and 5,000,000 shares of new preferred stock. All of the shares of the new common stock issued on the Effective Date were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 4.5 million shares issued to Steakhouse Partners in exchange for $5,000,000 DIP Credit Facility.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         Discharge of Liabilities (Continued)
         All such shares were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization an independent creditor litigation trust ("Creditor Trust") was established for the benefit of the Predecessor Company's pre-petition creditors.

         The Company's financial affairs will be completely restructured under circumstances, whereby Steakhouse Investors will exchange its $5,000,000 super-priority administrative claim for 90% of the newly issued common stock in the reorganized company. In addition, all of the Company's pre-petition liabilities will be completely restructured upon confirmation of the Bankruptcy Plan, whereby the Company will be obligated to pay the following obligations:

          1. Priority tax claim in the amount of approximately $1,921,004 will paid over a four-year period from the Effective Date with interest payable at 6% per annum.

          2. Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company's restaurants in Torrance, California. On December 31, 2003, the Effective Date, the Company emerged from bankruptcy. All of the assets and lease rights of the Torrance, CA restaurant were transferred in satisfaction of such secured claim.

          3. Unsecured claims in the amount of approximately $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claims in the amount of $8,000,000 to $12,000,000 will be paid an estimated recovery of 50% to 70%. Each allowed claim will receive its pro rata share of $1,000,000 within 30 days of the effective date of the Bankruptcy Plan and payments under a $5,030,000 note payable, which will be paid in the amount of $500,000 on each April, August, and December of each year for the next three years. In addition, on December 31, 2006, the remaining unpaid balance of $530,000 becomes due. The note is non-interest-bearing and due on or before December 2006. In addition, the general, unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of the new common stock of the Company and (b) convenience claims in the amount of approximately $700,000 will be paid an estimated recovery of 50%. Each allowed claim will receive its payment within 30 days after the effective date of the Bankruptcy Plan.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

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

         Upon emergence from bankruptcy, Steakhouse Partners implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of Steakhouse Partners was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

         Fresh-Start Accounting

         The Reorganized Company adopted the provisions of fresh-start accounting as of December 31, 2003. In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented the Company's estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by the Reorganized Company and the final settlement amounts are recognized as they occur. As the Predecessor Company's emergence from bankruptcy was December 31, 2003, and the end of the Predecessor Company's fiscal year was December 30, 2003, there are no operations in the Reorganized Company presented as of December 31, 2003.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         Fresh-Start Accounting (Continued)

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

         SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ("goodwill") was $18,881,786 as of December 31, 2003.

         The following table reflects the reorganization adjustments to the consolidated balance sheet as of December 31, 2003:

                                      Predecessor                                        Reorganized
                                        Company                                            Company
                                      December 30,      Reorgan-       Fresh Start        December 31,
                                          2003          ization       Accounting (f)         2003
                                     -------------    ----------      -------------      ------------
ASSETS
  Current assets
     Cash and cash
       equivalents               $      2,205,221  $          -       $          -        $2,205,221
     Accounts receivable,
       net                                 67,909             -                  -            67,909
     Inventories, net                   1,298,203             -                  -         1,298,203
     Prepaid expenses and
       other current assets               497,416             -                  -           497,416
                                    -------------   ------------      -------------     -------------
  Total current assets                  4,068,749             -                  -         4,068,749
                                    -------------   ------------      -------------     -------------


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         Fresh-Start Accounting (Continued)



                                                Predecessor                                             Reorganized
                                                   Company                                                Company
                                                December 30,      Reorgan-           Fresh Start        December 31,
                                                   2003           ization            Accounting (f)         2003
                                              -------------      ----------          -------------      ------------
         Property, plant, and
              equipment
                Building                  $      2,020,748  $             -       $    (2,020,748) $              -
                Machinery and
                  equipment                      2,121,433                -               596,067         2,717,500
                Leasehold
                  improvement                      688,351                -              (688,351)                -
                Capital leases                  13,682,442                -            (3,817,568)        9,864,874
                Smallwares                         949,999                -              (949,999)                -
                                             -------------    -------------       ---------------    --------------
                                                19,462,973                -            (6,880,599)       12,582,374
           Less accumulated
              depreciation and
              amortization                       6,352,419                -            (6,352,419)                -
                                             -------------    -------------       ---------------    --------------
                                                13,110,554                -              (528,180)       16,651,123
                                             -------------    -------------       ---------------    --------------
         Other assets
              Liquor license                             -                -               688,000           688,000
              Deposits and other
                assets                             103,407                -                     -           103,407
              Cash - restricted
                under collateral
                agreements                         480,496         (480,496) (d)                -                 -
              Goodwill                                   -                -            18,881,786        18,881,786
                                             -------------    -------------       ---------------    --------------
         TOTAL ASSETS                     $     17,763,206  $       480,496       $    19,041,606  $     36,324,316
                                             =============    =============       ================   ==============




                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)



                                                Predecessor                                             Reorganized
                                                   Company                                                Company
                                                December 30,      Reorgan-           Fresh Start        December 31,
                                                   2003           ization            Accounting (f)         2003
                                              -------------      ----------          -------------      ------------
         LIABILITIES NOT SUBJECT TO
         COMPROMISE
           Current liabilities
              Current portion of long-
                term debt                 $      5,137,118  $    (5,000,000) (b)  $             -  $      2,058,222
                                                                   (137,118) (a)
                                                                  2,058,222  (a)
              Current portion of
                capital lease                            -          258,918  (c)                -           258,918
              Accounts payable                   3,144,654        1,427,935  (a)                          4,572,589
              Accrued expenses                   1,596,858       (1,407,167) (d)                -           189,691
              Unearned revenue                   3,932,122                -                     -         3,932,122
              Reserve for self
                insurance claims                   578,904         (578,904) (d)                             72,716
                                                                     72,716  (a)
              Sales and property taxes
                payable                            585,299                -                     -           585,299
              Accrued payroll costs              1,473,853                -                     -         1,473,853
                                             -------------    -------------       ---------------    --------------
           Total current liabilities            16,448,808       (3,305,398)                             13,143,410

         Long term debt, net of
              current portion                    1,341,313       (1,341,313) (a)                -         7,906,213
                                                                  7,906,213  (a)
           Long term capital lease,
              net of current portion                     -        9,605,956  (c)                -         9,605,956
           Deferred rent                                            113,182  (e)                -           113,182
           Deferred tax liability                  119,411         (119,411) (d)                -                 -
                                             -------------    -------------       ---------------    --------------
         Total liabilities not subject to
         compromise                             17,909,532       16,164,627                     -        30,768,761
                                             -------------    -------------       ---------------    --------------
         Liabilities subject to
         compromise                             25,540,623      (25,540,623)(a)(c)              -                 -
                                             -------------    -------------       ---------------    --------------




                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 2 - BANKRUPTCY FILINGS (CONTINUED)

         Fresh-Start Accounting (Continued)


                                                Predecessor                                             Reorganized
                                                   Company                                                Company
                                                December 30,      Reorgan-           Fresh Start        December 31,
                                                   2003           ization            Accounting (f)         2003
                                              -------------      ----------          -------------      ------------
         STOCKHOLDERS' DEFICIT
           Predecessor Company
              preferred stock,
              Series B                       $       1,000    $           -       $        (1,000)   $            -
           Predecessor Company
              preferred stock,
              Series C                               1,750                -                (1,750)                -
           Predecessor Company
              common stock                          33,865                -               (33,865)                -
           Reorganized Company
              common stock                               -            4,500  (b)                -             4,500
           Reorganized Company
              committed stock                            -          555,555  (a)                -           555,555
           Predecessor Company
              treasury stock                      (175,000)               -               175,000                 -
           Predecessor Company
              additional paid-in
              capital                           12,100,750        4,995,500  (b)      (12,100,750)        4,995,500
           Reorganized Company
              additional paid-in
              capital                                    -                -                     -                 -
           Accumulated deficit                 (37,649,314)      (6,645,343) (a)      (31,003,971)                -
                                             -------------    -------------       ---------------    --------------
         Total stockholders' deficit           (25,686,949)      12,200,898            19,041,606         5,555,555
                                             -------------    -------------       ---------------    --------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT             $  17,763,206    $     480,496       $    19,041,606    $   36,324,316
                                             =============    =============       ===============    ==============


          (a) To record the discharge of pre-petition liabilities in the amount of $25.5 million the restructured pre-petition liabilities converted into notes payable in the amount of $9.9 million, in accordance with the Plan of Reorganization.

          (b) To record the conversion of DIP Financing in the amount $5,000,000 to 4,500,000 shares of common stock upon emergence from bankruptcy, in accordance with the Plan of Reorganization.

          (c) To reclassify the capital lease obligations of the retained restaurants upon emergence from bankruptcy in the amount of $9.9 million.


          (d) To record discharge of post-petition accrued liabilities which were restructured in accordance with the Plan of Reorganization in the amount of $1.9 million and to write-off cash-restricted under collateral agreements as collectability is in doubt.

          (e)  To straight-line rent of the retained restaurants.

          (f) To adjust the carrying value of assets, liabilities, and stockholders' equity to fair value, in accordance with fresh-start accounting.

         Other Event
         During June 2002, the former Chairman of the Board/President/Chief Executive Officer of the Company filed a claim with the Bankruptcy Court against the Company for approximately $2,000,000, alleging, among other things, unpaid consulting fees and wrongful termination. During fiscal year ended 2003, the Predecessor Company settled this claim for approximately $134,000 which was classified as an unsecured claim.

NOTE 3 - DISCONTINUED OPERATIONS

         On October 11, 2002 (the "Filing Date"), the Predecessor Company's wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court ("Bankruptcy Court") in the Central District of California, located in Riverside. The subsidiary ceased operations effective as of the Filing Date. In February 2003, the Bankruptcy Court approved the Chapter 7 Liquidation for PBF.

         The results of operations of PBF have been classified as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended 2003 and 2002. The assets and liabilities of the discontinued operations at fiscal year ended 2002 consisted of the following:

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

          Accounts receivable                                         $         57,989
          Inventories                                                           30,574
          Prepaid expenses and other assets                                     43,562
          Property, plant, and equipment, net                                   53,866
          Other assets                                                         114,366
                                                                        --------------
              Total assets of discontinued operations                          300,357
                                                                        --------------
          Accounts payable                                                   1,134,030
          Accrued expenses                                                     149,128
          Capital lease obligations                                             74,662
                                                                        --------------
              Total liabilities of discontinued operations                   1,357,820
                                                                        --------------
                   NET LIABILITIES OF PBF IN LIQUIDATION              $     (1,057,463)
                                                                        ==============


         During February 2003, the Predecessor Company finalized the liquidation of PBF. In connection with final liquidation the Company recorded a gain in the amount of $1,057,463 during the year ended December 30, 2003, as the liabilities exceeded the assets.

NOTE 4 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $9,000,000 and $12,400,000, respectively. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 4 - GOING CONCERN (CONTINUED)

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

         Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ended December 31, 2004.

         Management's plans include the following:

         1. Improving the Company's financial performance through cost-reduction and restructuring of administrative overhead.

         2. Raising money through placements of its equity securities or obtaining a line of credit.


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         The consolidated financial statements include the accounts of Steakhouse Partners, Inc. and its subsidiary's, PSR and PBF (collectively, the "Company"). Significant intercompany amounts and transactions have been eliminated in consolidation.

         Fiscal Year-End
         The Company reports its operations on a 52-53 week fiscal year ending on the Thursday closest to December 31. For financial statement purposes, the Company reports all years as ending December 31 or (the "fiscal year end"). As a result of the Company's emergence from bankruptcy on December 31, 2003 the Predecessor Company's financial statements were reported on the last day of the fiscal year which was December 30, 2003, and the Reorganized Company's financial statements were reported on December 31, 2003.

         Revenue Recognition
         Revenues are generally recognized when services are rendered.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The Company maintains its cash deposits at numerous banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of the fiscal years ended 2003 and 2002, uninsured portions of the balances at those banks aggregated to $4,261,958 and $3,033,140, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Intangibles
         Intangibles consist of covenants not to compete and franchise contracts. The covenants not to compete and franchise contracts are being amortized over five years (the length of the contract). During the fiscal year ended 2001, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that certain of the Predecessor Company's intangible assets were impaired. The Predecessor Company's estimate of undiscounted cash flows indicated that such carrying amounts were not expected to be recovered. Accordingly, during the fiscal year ended 2001, the Predecessor Company recorded an impairment loss related to its intangible assets of $170,715, which are included in direct operating costs. Subsequent to the write-down, the Predecessor Company did not have any remaining intangible assets.

         Impairment of Long-Lived Assets
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As discussed in Notes 7, during the fiscal year ended 2001, the Company recognized an impairment loss against certain property, plant, and equipment and intangible assets in connection with continuing operating losses of certain under-performing restaurants.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Goodwill
         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142.) SFAS 141 superseded APB Opinion No. 16, "Business Combinations." The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.


         SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On December 31, 2003, in connection with the Reorganized Company's fresh start accounting the Reorganized Company capitalized goodwill in the amount of $18,881,786.

         Unearned Revenue
         The Company sells gift certificates and recognizes a liability, which is included in unearned revenue, for gift certificates outstanding until the gift certificate is redeemed or considered to be unredeemable.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Deferred Rent
         The leases on various facilities include certain rent relief and scheduled increasing monthly payments thereafter. In accordance with accounting principles generally accepted in the United States of America, the Company has accounted for these leases to provide for even charges to operations over the lives of the leases.

         Stock-Based Compensation
         SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

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

         Advertising and Promotional Costs
         Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the fiscal years ended 2003, 2002 and 2001 were $1,660,764, $2,440,220, and $2,687,871 respectively.

         Direct Operating Costs
         Direct operating costs consist of those direct costs associated with operating the restaurant locations, exclusive of depreciation and amortization expense, and with costs associated with operating PBF's warehouse operations.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Net Loss Per Share
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share is the same.

         Segment Reporting
         The Predecessor Company previously accounted for segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company had three business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two separate reportable segments (restaurant service and food service distribution).

         On October 11, 2002, the Company's wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court. As a result the Company has retroactively adjusted the financial results of PBF to be presented on a liquidated basis. Segment reporting disclosures are not presented in the accompanying financial and the operations of PBF are presented under the caption "Discontinued Operations" in the accompanying financial statements.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recently Issued Accounting Pronouncement
         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. Management does not expect adoption of SFAS No. 145 to have a material impact, if any, on the Company's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. Management does not expect adoption of SFAS No. 146 to have a material impact, if any, on the Company's financial position or results of operations.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------



NOTE 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect adoption of SFAS No. 150 to have a material impact on the Company's statements of earnings, financial position, or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." In the course of business the Company has contractual guarantees in the form of warranties. However, these warranties are limited and do not represent significant commitments or contingent liabilities of the indebtedness of others. This pronouncement is effective for financial statements issued after December 15, 2002 and is not expected to have a material impact on the Company's financial statements.

         In December 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." This pronouncement requires the consolidation of variable interest entities, as defined, and is effective immediately for variable interest entities created after January 31, 2003, and for variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any variable interest entities, and therefore, this interpretation is not expected to have a material impact on the Company's financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consisted of the following:

                                                                Reorganized
                                                                  Company         Predecessor          Company
                                                                December 31,     Fiscal Years           Ended
                                                                    2003              2003               2002
                                                              -------------      -------------     ------------
                  Buildings                                   $          -      $   2,020,748      $  2,771,639
                  Furniture, fixtures, and equipment             2,717,500          2,121,433         1,970,664
                  Leased property and buildings under
                  capital leases                                 9,864,874         14,370,793        18,467,498
                                                              ------------      -------------      ------------
                                                                12,582,374         18,512,974        23,209,801
                  Less accumulated depreciation and
                    amortization                                         -          6,352,419         6,422,263
                                                              ------------      -------------      ------------

                                                                12,582,374         12,160,555        16,787,538
                  Small kitchen wares                                    -            949,999         1,526,235
                                                              ------------      -------------      ------------
                      TOTAL                                   $ 12,582,374      $  13,110,554      $ 18,313,773
                                                              ============      =============      ============



         Depreciation and amortization expense was $1,876,778, $2,785,465, and $3,432,250 for the fiscal years ended 2003, 2002, and 2001, respectively, excluding depreciation and amortization expense recorded by the Company wholly owned subsidiary, PBF. Depreciation and amortization expense recorded by PBF for the fiscal years ended 2003, 2002, and 2001 was $0, $105,789, and $376,940 respectively.

         During the fiscal year ended 2001, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that an estimated $6,581,527, of property, plant, and equipment of the Company were impaired. The Company's estimate of undiscounted cash flows indicates that this carrying amount is not expected to be recovered. Accordingly, during the fiscal year ended 2001, the Company recorded impairment losses of $6,581,527.

         On February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see
         Note 2). Under Chapter 11, the Company had the right to reject any leases entered into by the Company before the bankruptcy filing date. As of the fiscal years ended 2003 and 2002, the Company has rejected six and fifteen operating leases, respectively, related to closed and/or poorly performing restaurants.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 6 - PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)

         As of the fiscal years ended 2003 and 2002, the property, plant, and equipment associated with such leases had a net book value of $1,510,026 and $1,694,100, respectively, deferred rent liabilities of $363,744 and $506,788, respectively, capital lease obligations of $2,182,255 and $2,652,578, respectively. The Company recorded a net gain during the fiscal years ended 2003 and 2002 of $1,115,544 and $1,276,496, respectively, in connection with these rejected leases.

         As of the fiscal years ended 2003 and 2002, the Company has negotiated the sales of nine and three restaurant leases, respectively, and related property, plant, and equipment for gross proceeds of $1,827,141 and $1,083,014. As of the fiscal years ended 2003 and 2002, the property, plant, and equipment associated with such leases had net book values of $1,319,716 and $666,741, deferred rent liabilities of $109,054 and $355,581, respectively and capital lease obligations of $2,080,258 and $0, respectively. The Predecessor Company recorded a net gain during the fiscal years ended 2003 and 2002 of $2,400,020 and $771,854 respectively, in connection with such sales.

NOTE 7 - INTANGIBLE ASSETS

         Intangible assets at fiscal years ended 2003 and 2002 consisted of the following:


                                                                2003               2002
                                                          ---------------    ----------------
                  Covenants not to compete                $        60,000    $         60,000
                  Franchise contracts                             145,000             145,000
                  Other                                            70,000              70,000
                                                          ---------------    ----------------
                                                                  275,000             275,000
                  Less accumulated amortization                   104,285             104,285
                  Less impairment loss                            170,715             170,715
                                                          ---------------    ----------------
                      TOTAL                               $             -    $              -
                                                          ===============    ================

         During the fiscal year ended 2001, events and circumstances in connection with continuing operating losses of certain under-performing restaurants indicated that certain intangible assets were impaired. The Company's estimate of undiscounted cash flows indicates that such carrying amounts are not expected to be recovered. Accordingly, during fiscal the years ended 2003, 2002 and 2001, the Predecessor Company, recorded amortization expense of $0, $0 and $19,859, respectively, and impairment losses of $0, $0 and $170,715, respectively, which are included in direct operating costs.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 8 - PREDECESSOR COMPANY NOTE RECEIVABLE

         To obtain a letter of credit for $2,600,000 required by one of the Predecessor Company's lessors, the Predecessor Company placed a $500,000 deposit with the third party procurer of the letter of credit on November 8, 1998. The Predecessor Company in turn was able to secure its deposit with the third party procurer of the letter of credit with a non-negotiable promissory note that is non-interest-bearing. In exchange for the letter of credit, the Company was required to pay to the third party procurer $118,000 and annually issue warrants to purchase 20,000 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit was outstanding. Any money drawn on the letter of credit would have incurred an interest charge of 12% per annum, and repayment of the amount drawn down and interest charges are due within 90 days.

         In exchange for certain services rendered by an investor related to the letter of credit, the Predecessor Company was required to pay the investor $42,000 and issue annually warrants to purchase 13,600 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit was outstanding.

         The letter of credit matured in five years from the date of issuance and was callable after two years from the date of issuance by the Predecessor Company upon payments of amounts due to the issuer. The Predecessor Company reduced the note receivable by $74,670 and $118,000 during each of the fiscal years ended 2003 and 2002, respectively. The remaining balance as of fiscal year ended 2003 was $0.

NOTE 9 - NOTES PAYABLE

         Notes payable consisted of the following:


                                                                      Reorganized        Predecessor Company
                                                                        Company           Fiscal Years Ended
                                                                       December 31,    -----------------------
                                                                           2003           2003        2002
                                                                      -------------    ----------  ----------
              Priority Tax Claim
                  $1,921,004, paid over a four-year
                  period from
                  the Effective Date with
                  interest payable at 6%
                  per annum (see Note 6)                              $ 1,921,004       $       -    $      -

              Secured Claim
                $1,535,000, paid over a six-year period,
                only interest to be paid over the first three
                years and the principal to be amortized
                over the remaining three years.                         1,535,000               -           -


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 9 - NOTES PAYABLE (CONTINUED)


                                                                Reorganized        Predecessor Company
                                                                  Company           Fiscal Years Ended
                                                                 December 31,    -----------------------
                                                                     2003           2003        2002
                                                                -------------    ----------  -----------

              Unsecured Claims
                $8,000,000 to $12,000,000 will be paid
                an estimated recovery of 50% to 70%.
                Each allowed claim will receive its
                pro rata share of $1,000,000 within 30
                days of the effective date of the
                Bankruptcy Plan and payments under a
                $5,030,000 notes payable, which will
                be paid in the amount of $500,000 on
                each April, August and December for
                the next three years. In addition, on
                December 31, 2006, the remaining unpaid
                balance of $530,000 becomes due.                   $5,030,000             -            -

         Note   payable to the former owner in the
                amount of $870,000, bearing interest
                at 8% per annum from the original note
                date (August 19, 1996). Monthly
                principal and interest payments of
                $10,978 are due from February 19, 1998
                through July 19, 2001, with the
                remaining principal balance due via a
                balloon payment on August 19, 2001.
                The Predecessor Company was currently
                in default on this obligation as the
                Predecessor Company did not make the
                balloon payment when the note came
                due. Upon emergence, the note was
                deemed paid upon the transfer of all
                of its assets and lease rights of one
                of the Company's restaurants in
                Torrance, CA.                                               -       612,461      612,461


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 9 - NOTES PAYABLE (CONTINUED)

                                                                Reorganized        Predecessor Company
                                                                  Company           Fiscal Years Ended
                                                                 December 31,    -----------------------
                                                                     2003           2003        2002
                                                                -------------    ----------  ----------

              Note payable, dated March 22, 1999,

               bearing interest at 12.5% per annum
               with an original principal of
               $1,500,000. The note requires monthly
               payments of $15,625 through February
               2004 with the remaining principal
               balance due in a balloon payment in
               March 2004. The note is secured by the
               assets of two restaurants. The
               Predecessor Company is currently in
               default on this obligation due to its
               failure to meet certain financial
               requirements. Upon emergence, this
               note was classified as a Secured
               Claim.                                             $         -   $ 1,500,000  $ 1,500,000

              Note payable, dated May 24, 2003,
               bearing interest at 3.77% per annum
               with an original principal of
               $427,673. The note requires nine
               monthly payments of $31,018 through
               February 2004.                                          61,130        61,130       61,056


              Note payable, bearing interest at 15%
                per annum with an original principal
                of $241,200. As a result of
                non-payment, the Predecessor Company
                is currently in default on this
                obligation. Upon emergence, the note
                was classified as a unsecured claim.                        -       413,409      413,409

              Note payable from related party,
                bearing interest at 11% per annum with
                 an original principal of $80,000.
                The note requires monthly payments
                of $1,370 and is due on August 1, 2009.                71,967        71,967       80,000


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------



NOTE 9 - NOTES PAYABLE (CONTINUED)

                                                                Reorganized        Predecessor Company
                                                                  Company           Fiscal Years Ended
                                                                 December 31,    -----------------------
                                                                     2003           2003        2002
                                                                -------------    ----------  ----------


              Note payable from DIP Credit Facility,
               Bearing Interest at 6% per annum. Upon
               emergence, the note was converted to
               90% of the common stock of the
               Reorganized Company.                                $       -    $ 5,000,000  $        -


              Note payable, bearing interest at
                 9% per annum with an original
                principal of $2,047,429.  The note
                requires monthly payments of not less
                than $34,450 starting April 1, 2005 and
                is due on or before December 31, 2007               1,345,334     1,345,334    2,047,429
                                                                -------------   -----------  -----------
                                                                    9,964,435     9,004,301    4,714,355
              Less amounts subject to compromise                           -      2,525,870    2,525,870
                                                                -------------   -----------  -----------
              Notes payable not subject to
                compromise                                                        6,478,431    2,188,485
              Less current portion, not
                subject to compromise                               2,058,222     5,137,118       72,842
                                                                -------------   -----------  -----------
                  LONG-TERM PORTION,
                    NOT SUBJECT TO COMPROMISE                   $   7,906,213   $ 1,341,313  $ 2,115,643
                                                                =============   ===========  ===========



NOTE 10 - PREDECESSOR COMPANY CONVERTIBLE DEBT

         The Predecessor Company issued convertible debt, as summarized below, payable to various individuals, which was convertible at the option of the holder into the Predecessor Company's common stock. Interest at 6% per annum was payable on a quarterly basis. If the note holders had elected to convert their debt to common stock, the conversion price for each share would have been equal 85% of the average closing price of the Predecessor Company's common stock for the five days preceding the conversion date. There were no conversions to common stock during the fiscal years ended 2003 and 2002.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 10 - PREDECESSOR COMPANY CONVERTIBLE DEBT (CONTINUED)

         The terms associated with each series for the fiscal years ended 2003 and 2002 were as follows:


                                                                         2003               2002
                                                                   ---------------    ----------------
                  6% notes, due June 3, 2001                       $       600,000    $        600,000
                  6% notes, due July 15, 2001                              400,000             400,000
                  6% notes, due July 23, 2001                              100,000             100,000
                                                                   ---------------    ----------------
                                                                         1,100,000           1,100,000
                  Less amounts subject to compromise                     1,100,000           1,100,000
                                                                   ---------------    ----------------
                      TOTAL AMOUNT NOT SUBJECT TO COMPROMISE       $             -    $              -
                                                                   ===============    ================

         In accordance with accounting principles generally accepted in the United States of America, the discount on the conversion feature of the above notes, arising from the 85% conversion feature, was considered to be interest expense and was recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt becomes convertible.

         The Predecessor Company was in default on these obligations, as the Predecessor Company did not make payments as the notes came due.

         Upon emergence, all convertible debt of the Predecessor Company was reclassified as an Unsecured Claim.

NOTE 11 - PREDECESSOR COMPANY SECURED EXCHANGEABLE NOTES

         On September 29, 1998, the Predecessor Company issued a secured exchangeable note of $650,000, maturing on September 28, 2003. Interest on the note was at 14.375% per annum based on a 360-day year and accrued from the date of the note and was payable upon exchange of the note into common stock. The coupon rate of the note increased by 2.25% every 360 days, up to a maximum of 25%. At fiscal year end, the interest rate was 25%. The note could have been exchanged for the Predecessor Company's common stock at an exchange price equal to $4.65 or the average of the four low trades in the primary market for trading of the Predecessor Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

         This note also provided warrants for the purchase of 73,125 shares of the Predecessor Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28. The warrants could have been exercised whole or in part.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 11 - PREDECESSOR COMPANY SECURED EXCHANGEABLE NOTES (CONTINUED)

         On December 21, 1998, the Predecessor Company issued a secured exchangeable note of $1,350,000, maturing on September 28, 2003. Interest on the note was at 12% per annum based on a 360-day year and accrued from the date of the note and was payable upon exchange of the note into common stock. The coupon rate of the note increased by 2.25% every 360 days up to a maximum of 25%. At fiscal year ended 2002, the interest rate was 23.25%. The note could have been exchanged for the Predecessor Company's common stock at an exchange price equal to $5.50 or the average of the four low trades in the primary market for trading of the Predecessor Company's common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

         This note also provided warrants for the purchase of outstanding shares of the Predecessor Company's common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28125. The warrants could have been exercised whole or in part.

         In connection with the bankruptcy filing, the secured exchangeable notes were reclassified to liabilities subject to compromise.

         Upon emergence, all secured notes of the Predecessor Company were classified as Unsecured Claims as part of Plan of Reorganization.

NOTE 12 - PREDECESSOR COMPANY DEFERRED GAIN ON SALE-LEASEBACK

         During November 2001, PSR completed a sale-leaseback transaction on one of its restaurants for $853,720. In connection with the transaction, the buyer was required to remit $600,000 of the proceeds to an escrow account to be used for future improvements on the restaurant by the Predecessor Company. This amount was included in cash - restricted under collateral agreements.

         The Predecessor Company recorded a deferred gain in the amount of $903,172 on the transaction and amortized the gain over the life of the lease in accordance with SFAS No. 28, "Accounting for Sales with Leasebacks." As of the fiscal year ended 2003, the Predecessor Company entered into a compromising agreement to dispose the restaurant. As such, part of the deferred gain in the amount of $600,000 was offset against the proceeds in the escrow account, while the remaining $272,807 was recognized as income from reorganization items.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         Leases
         The Predecessor Company leased land and building sites for its restaurant operations. These leases had initial terms generally ranging from 10 to 35 years and, in certain instances, provide for renewal options ranging from five to 25 years. Certain of these leases required additional (contingent) rental payments by the Predecessor Company if sales volumes at the related restaurants exceed specified levels. Most of these lease agreements required payments of taxes, insurance, and maintenance costs by the Predecessor Company.

         The Reorganized Company has assumed all such leases with the same terms as the Predecessor Company that have not been rejected as of December 31, 2003. The Reorganized Company will operate 25 leases as of December 31, 2003.

         The Predecessor Company also leased restaurant and transportation equipment under operating and capital leases. Those leases had initial terms generally ranging from four to seven years and required a fixed monthly payment or, in the case of transportation equipment, additional payments on a per mile basis.

         The Reorganized Company has assumed all such leases with the same terms as the Predecessor Company that have not been rejected as of December 31, 2003.

         Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2003 were as follows:


                   Year Ending                                                   Operating            Capital
                  December 31,                                                      Leases            Leases
                  ------------                                                ------------      ------------
                      2004 $                                                 $  3,186,629        $ 1,380,711
                      2005                                                      2,886,528          1,380,711
                      2006                                                      2,805,681          1,410,775
                      2007                                                      2,805,681          1,419,598
                      2008                                                      2,754,085          1,419,598
                      Thereafter                                               23,163,593         14,421,004
                                                                             ------------       ------------
                                                                              $37,602,196         21,432,396
                      Less amount representing interest                                           11,567,523
                                                                             ------------       ------------
                                                                                                   9,864,874
                      Less current portion                                                           258,918
                                                                                                ------------
                           LONG-TERM PORTION                                                       9,605,956
                                                                                                ============


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Leases (Continued)
         In order to guarantee its subsidiary's performance under several leases, the Predecessor Company was obligated to post a letter of credit in the amount of $2,600,000 in favor of the master lessor. Two of the Predecessor Company's officers arranged for a third party to purchase the letter of credit in consideration of a loan to the third party of $500,000 to be repaid without interest upon the expiration of the line of credit term. The Predecessor Company guaranteed the officers' performance under this agreement. Additional payments of $118,000 and $42,000 were also due annually to the third party and his broker, respectively, upon renewal of the line of credit, pursuant to the arrangement with the third party. Subsequent to fiscal year end 2003, the Predecessor Company's contractual obligation to post a letter of credit was not assumed in the Bankruptcy Plan approved by the United States Bankruptcy Court effective December 31, 2003.

         Under Chapter 11, the Predecessor Company had the right to reject any lease entered into by the Predecessor Company before the bankruptcy filing date. During the fiscal years ended 2002 and 2003, the Predecessor Company rejected fifteen and six operating leases, respectively. The liabilities related to these leases at fiscal year end 2003 are included in liabilities subject to compromise or accounts payable based on the nature of the claim. The rejected leases have been excluded from the above schedule of future minimum payments.

         At the time of its bankruptcy filing, the Predecessor Company was a party to certain lease agreements with P.S. Realty Partners, L.P. On July 1, 2002, the Predecessor Company entered into a settlement agreement with the landlord, whereby several lease terms were modified or shortened. This settlement was approved by the Bankruptcy Court on July 1, 2002.

         For the fiscal years ended 2003, 2002, and 2001, rent expense was $4,736,240, $6,084,244, and $7,131,747, respectively, excluding rent expense incurred by the Predecessor Company's wholly owned subsidiary, PBF. Rent expense incurred by PBF for the fiscal years ended 2003, 2002, and 2001 was $0, $542,869, and $987,783, respectively.

         Self Insurance
         The Predecessor Company has self-insured retention insurance programs for general liability and employee health plans with varying deductibles and certain maximum coverage under the Company's risk management program. Amounts estimated to be payable with respect to existing claims for which the Predecessor Company is liable under its self-insured retention have been accrued as liabilities.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Self Insurance (Continued)
         The Predecessor Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits are included in cash - restricted under collateral agreements. Estimated liabilities related to self-insurance were $1,159,782 and $1,015,466 at fiscal years ended 2003 and 2002, respectively, and are recorded in the accompanying consolidated balance sheets. As a result of the bankruptcy filing, the Predecessor Company reclassified $580,878 and $611,686 for the fiscal years ended 2003 and 2002, respectively, of the self-insurance reserve to liabilities subject to compromise as such amounts represented pre-petition liabilities. Included in the estimated liability is the amount estimated to be payable with respect to existing claims for workers' compensation during the period the Predecessor Company was self-insured for workers' compensation.

         Upon emergence from the bankruptcy, the Reorganized Company has written-off all liabilities related to self insurance according to the Plan of Reorganization. In addition, the Company has determined that the collectability of cash-restricted under collateral agreement is in doubt and has written the balance off.

         Agreements
         On October 14, 2002, the Predecessor Company entered into a two-year distribution agreement with Southwest Traders, Inc. ("Southwest") to be the lead distributor for the Predecessor Company. Per the agreement, Southwest will purchase all existing PBF inventory at cost. In addition, payments of the purchase price will be made through a 25% discount given by the distributor by offsetting the cost of purchase orders placed by the Predecessor Company against the outstanding inventory purchase price still outstanding. As of fiscal year ended 2003 and 2002, the remaining discounts to be credit against future purchase orders was $0, and $169,637, respectively.

         Bonuses
         In April 2002, the Predecessor Company's Board of Directors approved bonuses to certain senior management in the amount of $227,500, which would become due and payable upon the approval of the restructuring plan by the Predecessor Company's creditors' committee. As of fiscal year ended 2003, these liabilities were not submitted or approved by the court under the final Plan of Reorganization.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Termination Payments
         During the fiscal year ended 2002, the Board of Directors approved termination payments equivalent to a one-year base salary for certain senior management in the event that a change in control of the Predecessor Company terminates their employment. These amounts aggregate to $455,000. As of the fiscal year ended 2003, these liabilities were not submitted or approved by the court under the final Plan of Reorganization.

         Litigation
         During the fiscal year ended 2001, the Predecessor Company settled a lawsuit filed by several ex-employees of the Predecessor Company in the amount of $800,000, which is included in other income (expense). In addition, as of the fiscal year ended 2001, the Predecessor Company had made payments on the settlement of $600,000, leaving an unpaid balance of $200,000. As of December 31, 2003, under the final Plan of Reorganization, the remaining unpaid balance of $200,000 became an unsecured claim and will be paid as discussed in Note 2.

         On July 5, 2002, the Predecessor Company entered into a settlement agreement with IDine, whereby the Company will pay IDine $2,047,429 upon confirmation of the Reorganization Plan by the Court, and IDine will dismiss its prior claims. The Predecessor Company has accrued $2,047,429 for this settlement, which is included in long-term debt in the accompanying consolidated balance sheet at fiscal year ended, 2002. In connection with this settlement the Company recorded a gain in the amount of $960,000, which represents the difference between the original liability due and the liability due after settlement. During the fiscal year ended 2003, the Predecessor Company made payments in the amount of $702,095 to IDine, reducing the note payable as of fiscal year ended 2003 to $1,345,334. The remaining balance has been included as notes payable of the Reorganized Company in the accompanying financial statements.

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

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 14 - LIABILITIES SUBJECT TO COMPROMISE

         Under bankruptcy law, actions by creditors to collect indebtedness the Predecessor Company owes prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the debtors. The Predecessor Company received approval by the Court to pay certain pre-petition liabilities, including employee salaries and wages, benefits, produce costs and other utilities. All pre-petition liabilities have been classified as liabilities subject to compromise in the consolidated balance sheet.

         Adjustment to the claims may result from negotiations, payments authorized by the court order, additional rejection of executor contracts including leases, or other events. Pre-petition liabilities were outstanding until the bankruptcy process was completed, whereby the ultimate number and amount of allowable claims was ascertained, as discussed in Note 2.

         Liabilities subject to compromise at December 30, 2003 consisted of the following:


                  Convertible debt (see note 10)                                                   $      1,100,000
                  Secured exchange note (see note 11)                                                     2,000,000
                  Notes payable (see note 9)                                                              2,525,870
                  Accounts payable (see note 2 - discharge of liabilities)                                5,795,988
                  Reserve for self insurance (see note 13 - self insurance)                                 580,878
                  Capital lease obligations (see note 13 - leases)                                        9,864,874
                  Deferred gain on sale-leaseback (see note 12)                                                   -
                  Deferred rent (see note 2)                                                              1,284,141
                  Other accrued liabilities (see note 2)                                                  2,388,872
                                                                                                   ----------------
                      TOTAL                                                                        $     25,540,623
                                                                                                   ================

         The following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through December
         30, 2003:

                  Balance, Petition Date                                                           $     38,205,485
                  Court order authorizing payments of salaries and
                      benefit, utilities, and payments to critical vendors                               (2,274,767)
                  Payments on workers compensation and general liability                                   (183,325)
                  Adjustments to workers compensation and general  liability accrual                         75,302
                  Payments on capital leases obligation                                                    (500,467)
                  Adjustments due to closed, rejected, or sold leases                                    (8,304,965)
                  Adjustment to deferred gain on sale-leaseback                                            (872,807)
                  Settlement of IDine contract                                                             (781,633)
                  Other                                                                                     177,800
                                                                                                   ----------------
                           BALANCE, END OF PERIOD                                                  $     25,540,623
                                                                                                   ================

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 15 - PREDECESSOR STOCKHOLDERS' EQUITY (DEFICIT)

         Preferred Stock
         On June 4, 1996, the Predecessor Company issued 1,000,000 shares of convertible preferred stock (Series B) to the Chairman of the Board/President/Chief Executive Officer of the Predecessor Company for services rendered. The preferred stock had a par value of $0.001 per share and carried rights to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock was convertible into the Predecessor Company's common stock on a one-for-one basis at the option of the holder at the earlier of eight years following the closing date of the Predecessor Company's initial public offering ("IPO") or when the Predecessor Company's annual net income equals or exceeds $3,500,000.

         Upon conversion, the holder of the preferred stock will be required to pay to the Predecessor Company, in cash, a conversion price per share equal to 150% of the IPO price of the Predecessor Company's common stock.

         The preferred stock did not carry dividends prior to the second anniversary of the closing date of the IPO, but thereafter, if the above conversion test had been satisfied, the preferred stock would have participated in any dividends declared on the Predecessor Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Predecessor Company prior to the second anniversary of the closing date of the IPO, or subsequent to the IPO if annual net profits of $3,500,000 have not been achieved, the holder of the preferred stock would be entitled to the par value of $0.001 per share, or $1,000 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Predecessor Company subsequent to the Predecessor Company's achieving $3,500,000 in annual net profits, the holder of the preferred stock would have been entitled to share with the holders of the Predecessor Company's common stock, the assets of the Predecessor Company, on an as converted basis.

         On July 26, 1999, the Predecessor Company issued 1,750,000 shares of convertible preferred stock (Series C) to the Chairman of the Board/President/Chief Executive Officer of the Predecessor Company for services rendered. The preferred stock had a par value of $0.001 per share and carried the right to vote with the common stock as one class on a one-vote-per-share basis. The preferred stock was convertible into the Predecessor Company's common stock on a one-for-one basis at the option of the holder at the earlier of March 2, 2006 or the date the Predecessor Company's annual net profits equal or exceed $4,200,000. Upon conversion, the holder of the preferred stock will be required to pay to the Predecessor Company a conversion price per share equal to $8.53.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 15 - PREDECESSOR STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         Preferred Stock (Continued)
         The shares of Series C may not be redeemed by the Predecessor Company without the unanimous consent of the holders. The preferred stock did not carry dividends prior to March 2, 2000, the second anniversary of the closing date of the IPO, but thereafter, if the above conversion test had been satisfied, the preferred stock would have participated in any dividends declared on the Predecessor Company's common stock, on an "as converted" basis. In the event of a voluntary or involuntary liquidation or dissolution of the Predecessor Company prior to the second anniversary of the closing date of the IPO, or any time thereafter if the conversion test is not satisfied, the holder of the preferred stock would have been entitled to the par value of $0.001 per share, or $1,750 in the aggregate. In the event of a voluntary or involuntary liquidation or dissolution of the Predecessor Company subsequent to the Predecessor Company's achieving $4,200,000 in annual net profits, the holder of the preferred stock would have been entitled to share with the holders of the Predecessor Company's common stock, the assets of the Predecessor Company, on an as converted basis. Upon emergence, all preferred securities of the Predecessor Company were cancelled.

         The Reorganized Company has authorized the issuance of 5,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preference, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company's common stock holders. As of December 31, 2003, the Company did not have any preferred shares outstanding.

         Common Stock
         During the fiscal year ended 2000, the Predecessor Company issued employee stock options to purchase 25,000 shares of the Predecessor Company's common stock in exchange for $20,000. The stock options were exercisable at $6.50 per share and approximated the fair value of the Predecessor Company's common stock at the date of issuance. As such, compensation expense was not recognized. Subsequent to the issuance, the options were canceled with the intention of being re-issued after a waiting period of six months at an exercise price to be determined by the Board of Directors. As of the fiscal year ended 2003, these options had not been re-issued.

         During the fiscal years ended 2003, 2002, and 2001, the Predecessor Company annually issued warrants to purchase 20,000 shares of the Predecessor Company's common stock at $5 per share. In connection with these issuances, the Predecessor Company recorded interest expense of $60,000 for the fiscal years ended 2003, 2002, and 2001.

         During the fiscal year ended 2001, the Predecessor Company issued warrants to purchase 13,600 shares of the Predecessor Company's common stock at $5 per share. In connection with these issuances, the Predecessor Company recorded interest expense of $111,898 for the fiscal year ended 2001.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 16 - PREDECESSOR COMPANY STOCK-BASED COMPENSATION

         Omnibus Stock Option Plan
         In January 1997, the Board of Directors approved the adoption of an Omnibus Stock Plan (the "Omnibus Plan"). The Omnibus Plan was intended to provide incentive to key employees, officers, and directors of the Predecessor Company who provide significant services to the Predecessor Company. There were 400,000 options available for grant under the Omnibus Plan. Options vested over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options could be exercisable less than six months from the date of grant. The exercise price of options granted under the Omnibus Plan were determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Predecessor Company's common stock on the date of grant.

         Galveston's Steakhouse Corp. 1999 Stock Option Plan
         In May 1999, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Galveston's Plan"). The Galveston's Plan, which was approved by the Predecessor Company's stockholders at the 1999 annual meeting, were intended to provide incentive to key employees, officers, and directors of the Predecessor Company who provide significant services to the Predecessor Company. There were 500,000 options available for grant under the Galveston's Plan. Options vested over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options could be exercisable less than six months from the grant date. The exercise price of options granted under the Galveston's Plan were determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Predecessor Company's common stock on the date of grant.

         Steakhouse Partners, Inc. Stock Option Plan
         In July 1999, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Steakhouse Plan"). The Steakhouse Plan provides incentive to key employees, officers, and directors of the Predecessor Company who provide significant services to the Predecessor Company. There were 1,000,000 options available for grant under the Steakhouse Plan. Options vested over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options could be exercisable less than six months from the grant date. The exercise price of options granted under the Steakhouse Plan were determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Predecessor Company's common stock on the date of grant.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 16 - PREDECESSOR COMPANY STOCK-BASED COMPENSATION (CONTINUED)

         Steakhouse Partners, Inc. 2000 Stock Option Plan
         In March 2000, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan (the "Steakhouse 2000 Plan"). The Steakhouse 2000 Plan, which was approved by the Predecessor Company's stockholders at the 2000 annual meeting, was intended to provide incentive to key employees, officers, and directors of the Predecessor Company who provide significant services to the Predecessor Company. There were 5,000,000 options available for grant under the Steakhouse 2000 Plan. Options vested over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. However, no options could be exercisable less than six months from the grant date. The exercise price of options granted under the Steakhouse 2000 Plan were determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Predecessor Company's common stock on the date of grant.

         Other Stock Options Issued Outside of the Plan
         During the fiscal year ended 1999, the Predecessor Company issued an employee stock options to purchase 20,000 shares of the Predecessor Company's common stock in exchange for $20,000, of which $10,000 was paid in December 1999, and the remaining balance was paid during the fiscal year ended 2000. The stock options were exercisable at $6.50 per share and approximated the fair value of the Predecessor Company's common stock at the date of issuance. As such, compensation expense was recognized.

         Stock Options
         The Predecessor Company has adopted only the disclosure provisions of SFAS No. 123. It applies APB Opinion No. 25 and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 16 - PREDECESSOR COMPANY STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)
         If the Predecessor Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Predecessor Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the fiscal years ended 2003, 2002, and 2001:

                                                                      2003          2002            2001
                                                                -------------  -------------   ---------------
                  Net loss
                    As reported                                 $ (4,851,281)  $  (6,582,559)   $ (16,716,744)
                    Stock based employee net of
                      related tax effects, that would
                      have been included in the                           -               -                -
                       determination of net loss if the
                      fair value method if the fair value
                      method had been applied                       (192,272)       (192,272)        (192,272)
                                                                ------------   -------------    -------------
                  PRO FORMA                                     $ (5,043,553)  $  (6,774,831)   $ (16,909,016)
                                                                ============   =============    =============
                  Basic loss per common share
                    As reported                                 $      (1.43)  $       (1.94)   $       (4.94)
                    Pro forma                                   $      (1.49)  $       (2.00)   $       (5.00)

         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2000. (The Predecessor Company did not issue any stock options during the fiscal years ended 2003 and 2002.): dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 6.3%, and expected life of five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Predecessor Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 16 - PREDECESSOR COMPANY STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)
         A summary of the Predecessor Company's stock option plans and changes in outstanding options for the fiscal years ended 2003, 2002, and 2001 are as follows:



                                                                           Predecessor Company
                                                      -----------------------------------------------------------
                                                          Omnibus Plan                      Outside of Plan
                                                      ------------------------            -----------------------
                                                                   Weighted-                           Weighted-
                                                       Shares        Average              Shares        Average
                                                        Under       Exercise               Under       Exercise
                                                       Option        Price                Option         Price
                                                      ---------   -----------            ---------    -----------

                  Outstanding,
                  December 31, 2001                    335,000     $  3.15                 165,000     $  0.60
                      Forfeited                       (201,000)    $  3.17                 (82,500)    $  0.60
                                                      ---------                           --------
                  Outstanding,
                    December 31, 2002                  134,000     $  3.13                  82,500     $  0.60
                      Forfeited                       (134,000)    $  3.13                 (82,500)    $  0.60
                                                      ---------                           --------
                  OUTSTANDING,
                    DECEMBER 31, 2003                        -     $     -                       -     $     -
                                                      =========                           ========
                  EXERCISABLE,
                    DECEMBER 31, 2003                        -     $     -                       -     $     -
                                                      =========                           ========



                                                                           Predecessor Company
                                                      -----------------------------------------------------------
                                                          Omnibus Plan                      Outside of Plan
                                                      ------------------------            -----------------------
                                                                   Weighted-                           Weighted-
                                                       Shares        Average              Shares        Average
                                                        Under       Exercise               Under       Exercise
                                                       Option        Price                Option         Price
                                                      ---------   -----------            ---------    -----------
                  Outstanding,
                    December 31, 2001                  282,499     $  6.34                 809,100     $  6.62
                      Forfeited                        (85,087)    $  6.22                (484,050)    $  6.90
                                                      ---------                           --------
                  Outstanding,
                    December 31, 2002                  197,412     $  6.39                 325,050     $  6.20
                      Forfeited                       (132,412)    $  6.07                (325,050)    $  6.20
                                                      ---------                           --------
                  OUTSTANDING,
                    DECEMBER 30, 2003                   65,000     $  7.04                       -     $     -
                                                      =========                           ========
                  EXERCISABLE,
                    DECEMBER 30, 2003                   16,250     $  7.04                       -     $     -
                                                      =========                           ========


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 16 - PREDECESSOR STOCK-BASED COMPENSATION (CONTINUED)

         Stock Options (Continued)
         The weighted-average remaining contractual life of the options outstanding at fiscal year ended 2003 was 7.61 years. The exercise prices for the options outstanding at fiscal year ended 2003 ranged from $5.50 to $7.50, and information relating to these options is as follows:

                                                                                    Weighted-         Weighted-
                                                                  Weighted-          Average           Average
                                                                   Average           Exercise         Exercise
             Range of            Stock              Stock       Remaining           Price of          Price  of
             Exercise           Options            Options       Contractual         Options           Options
              Prices          Outstanding        Exercisable        Life           Outstanding       Exercisable
            ----------       -------------      -------------   -------------     -------------     --------------

         $ 5.50 - 7.50          65,000             16,250        7.61 years         $    7.04        $   7.04


         Warrants
         A summary of the Predecessor Company's outstanding warrants and activity for the fiscal years ended 2003, 2002 and 2001 is as follows:


                                                                   Predecessor Company
                                                              ----------------------------
                                                                                Weighted-
                                                                Shares           Average
                                                                 Under           Exercise
                                                                Warrant           Price
                                                              -------------   ------------

                  Outstanding, December 31, 2001                514,571          $  5.74
                      Granted                                    33,600          $  5.00
                                                                -------
                  Outstanding, December 31, 2002                548,171          $  5.70
                      Granted                                    33,600          $  5.00
                                                                -------
                  OUTSTANDING, DECEMBER 30, 2003                581,771          $  5.66
                                                                -------
                  EXERCISABLE AT DECEMBER 30, 2003              581,771          $  5.66
                                                                =======


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 16 - PREDECESSOR COMPANY STOCK-BASED COMPENSATION (Continued)

          Warrants (Continued)
          The following table summarizes information about warrants outstanding at fiscal year ended 2003:

                                                                   Weighted-
                                                                    Average
                                 Warrants        Warrants          Remaining
          Exercise Price        Outstanding     Exercisable     Contractual Life
          --------------        -----------     -----------     ----------------
              $3.00                20,000          20,000          3.50 years
              $5.00               191,250         191,250          1.77 years
              $5.16                12,606          12,606          2.00 years
              $5.28                73,125          73,125          2.00 years
              $6.00               169,790         169,790          2.00 years
              $7.00               115,000         115,000          2.00 years
                                 --------        --------
                                  581,771         581,771
                                 ========        ========

          Effective with confirmation of the Plan on December 31, 2003, all stock options, stock option plans, and warrants were canceled.




NOTE 17 - INCOME TAXES

         Significant components of the provision for taxes based on income for the fiscal years ended 2003, 2002 and 2001 were as follows:



                                                    Predecessor Company
                                                    Fiscal Years Ended
                                  -----------------------------------------------
                                       2003              2002             2001
                                  --------------   --------------   -------------
                  Current
                    Federal       $            -   $            -   $           -
                    State                132,400          140,400         172,400
                                  --------------   --------------   -------------
                                         132,400          140,400         172,400
                                  --------------   --------------   -------------

                  Deferred
                    Federal                    -                -               -
                    State                 (2,400)         (10,642)        (24,059)
                                  --------------   --------------   -------------
                                          (2,400)         (10,642)        (24,059)
                                  --------------   --------------   -------------
                  PROVISION FOR
                    INCOME TAXES  $      130,000   $      129,758  $      148,341
                                  ==============   ==============   =============

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 17 - INCOME TAXES (CONTINUED)

         A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the fiscal years ended 2003, 2002, and 2001 was as follows:


                                                                Predecessor Company
                                                                Fiscal Years Ended
                                              -----------------------------------------------
                                                   2003              2002             2001
                                              --------------   --------------   -------------
                  Income tax provision
                    computed at federal
                    statutory tax rate                34.0%            34.0%            34.0%
                  State taxes, net of
                    federal benefit                   (2.3)            (0.5)             2.2
                  Increase in valuation
                    reserve and
                    other                            (34.4)           (35.6)           (44.0)
                                                -----------      -----------      -----------
                      TOTAL                           (2.7)%           (2.1)%           (7.8)%
                                                ===========      ===========      ===========


         Significant components of the Company's deferred tax assets and liabilities for federal income taxes consisted of the following at the fiscal years ended 2003 and 2002:


                                                                     Predecessor Company
                                                                      Fiscal Years Ended
                                                                -------------------------------
                                                                     2003              2002
                                                                --------------   --------------
                  Deferred tax assets
                      Net operating losses                     $    20,253,875   $    16,386,754
                      Tax credit carry-forwards                      1,189,360         1,819,360
                      Asset valuation reserves                         461,897         6,821,955
                      Property, plant, and equipment                 4,599,518         4,472,450
                      Other                                          4,551,374         5,189,357
                                                                --------------    --------------
                           Total deferred tax assets                31,056,024        34,689,876
                                                                --------------    --------------
                  Deferred tax liabilities
                      Property, plant, and equipment                  (357,540)         (357,540)
                      Other                                           (331,376)         (750,700)
                                                                --------------    --------------
                           Total deferred tax liabilities             (688,916)       (1,108,240)
                                                                --------------    --------------
                                                                    30,367,108        33,581,636
                  Valuation allowance                              (30,486,519)      (33,701,047)
                                                                --------------    --------------
                             NET DEFERRED TAX LIABILITY        $      (119,411)  $      (119,411)
                                                                ==============    ==============

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 17 - INCOME TAXES (CONTINUED)

         As a result of the reorganization certain of the deferred tax assets, liabilities, and valuation will be adjusted. All amounts will be fully reserved for.

         The Predecessor Company has remaining net operating loss carry-forwards, after carry-backs, of approximately $55,550,000 for federal and $16,990,000 for state, which will begin expiring in 2017.

         The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporations' stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Reorganized Company's future ability to any remaining NOL's and tax credits generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 18 - RELATED PARTY TRANSACTIONS

         During the fiscal years ended 2003, and 2002, the Predecessor Company recorded an allowance for doubtful accounts related to certain officer advances totaling $0 and $277,016, which are deemed uncollectible.

         An officer had personally guaranteed the leases of two of the Predecessor Company's California locations, as well as trade accounts payable with certain of the Predecessor Company's vendors.

         During the fiscal year ended 2002, the Predecessor Company paid its former Chairman of the Board/President/Chief Executive Officer consulting fees for services rendered in addition to paying for certain expenses incurred by the former Chief Executive Officer. As of fiscal years ended 2003 and 2002, total amounts paid as consulting fees and expenses paid on behalf of the officer were $0 and $45,530, respectively.

         During the fiscal year ended 2002, the Predecessor Company paid its former President consulting fees for services rendered in addition to paying for certain expenses incurred by the former President. As of fiscal years ended 2003 and 2002, total amounts paid as consulting fees and expenses on behalf of the officer were $0 and $249,669, respectively.

         During the fiscal year ended 2000, the Predecessor Company entered into a capital lease agreement for a vehicle for the former Chairman of the Board/President/Chief Executive Officer of the Predecessor Company. Related to this transaction, the Predecessor Company recorded property, plant, and equipment totaling $176,863. As of fiscal years ended 2003 and 2002, the capital lease payable related to this vehicle totaled $83,213 and $83,213, respectively. The lease agreement was for four years, and had monthly payments for $1,852. This amount has been reclassified as liabilities subject to compromise in the accompanying consolidated financial statements as of fiscal year ended 2003. During the fiscal year ended 2002, in connection with the purchase of the vehicle, the Predecessor Company paid $69,335 for certain improvements to the vehicle. As of fiscal year end 2003 this liability has been stayed and was not approved by the court under the final Plan of Reorganization.

         During the fiscal year ended 2001, the Predecessor Company entered into a operating lease agreement for a vehicle for the former Chairman of the Board/President/Chief Executive Officer of the Predecessor Company. The lease agreement was for three years and had monthly payments for $702. As of fiscal year ended 2003 this liability has been stayed and was not approved by the court under the final Plan of Reorganization.

         During the fiscal year ended 2000, the Predecessor Company entered into an operating lease agreement for a vehicle for the former Chairman of the Board/President/Chief Executive Officer of the Predecessor Company. This lease agreement is for 3.5 years, and monthly payments are $1,143.

         During the fiscal year ended 2001, the Predecessor Company unintentionally misclassified the worker classification of its former Chairman of the Board/President/Chief Executive Officer as an independent contractor rather than an employee. In addition, during the year, the Predecessor Company did not issue 1099's for wages paid to its former Chairman of the Board/President/Chief Executive Officer as required by Internal Revenue Service guidelines. In connection with this misclassification, the Predecessor Company has accrued an estimated payroll tax liability of $332,000, which includes both the employer's and employee's portion of the FICA, SUI, and SDI taxes as well as penalties and interest of $125,000. Upon emergence from bankruptcy, the Reorganized Company has written off payroll tax liability of $332,000 in accordance with the Plan of Reorganization.

         The Predecessor Company was also contingently liable for any unpaid federal and state taxes owed by its former Chairman of the Board/President/Chief Executive Officer in the event that such taxes have not been paid. Management of the Predecessor Company estimated its exposure to be in the range of $1,000,000 to $1,250,000. The Predecessor Company believed its exposure to such liabilities to be remote and did not accrued any federal or state withholding taxes in the accompanying consolidated financial statements.

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 19 - OTHER UNUSUAL ADJUSTMENTS

         During the fourth quarter of 2001, the Predecessor Company had the following significant accounting adjustments:

         1. A property, plant, and equipment impairment reserve of $6,581,527 related to continuing operating losses of certain under-performing restaurants was recorded. The Predecessor Company's estimate of undiscounted cash flows indicates that this carrying amount is not expected to be recovered. Management of the Predecessor Company has not determined to which quarters in 2001 this impairment relates.

         2. A loan was issued in February 1998, bears interest of 15% per annum, and is guaranteed by the Predecessor Company. As a result of the default, the lender has called the note and is exercising the corporate guarantee. As of December 31, 2003, the Predecessor Company has accrued $413,409 related to the loan, which includes the principal loan amount of $241,200 and unpaid interest of $172,209. Management of the Predecessor Company has not determined in which quarters in 2001 this loan was defaulted.


NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following tables list the Company's quarterly financial information for the fiscal years ended 2003, 2002, and 2001:


                                                                      2003
                             --------------------------------------------------------------------------------------
                                     First          Second            Third            Fourth               Total
                                    Quarter         Quarter          Quarter           Quarter               Year
                             ---------------   ---------------   ---------------  ---------------  ----------------
         Revenues            $    19,881,265   $    18,048,212  $     16,176,884  $    23,651,454  $     77,757,815
         Gross profit (loss) $       795,783   $       609,209  $        187,351  $    (1,819,071) $       (226,728)
         Loss before other
           income
           (expense)         $      (643,384)  $      (396,354) $       (707,008) $    (3,191,181) $     (4,937,927)
         Income (loss) from
           reorganization
           items             $     1,033,394   $       863,703  $        117,845  $      (467,197) $      1,547,745
         Income (loss) from
           discontinued
           operations        $     1,057,463   $             -  $              -  $             -  $      1,057,463
         Net income
           (loss)            $       878,884   $      (162,426) $     (1,014,660) $    (4,553,079) $     (4,851,281)
         Basic earnings
           (loss) per share
           from continuing
           operations        $        (0.05)   $         (0.05) $          (0.30) $         (1.34) $          (1.74)


                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------


NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)


                                                                      2003
                             --------------------------------------------------------------------------------------
                                     First          Second            Third            Fourth               Total
                                    Quarter         Quarter          Quarter           Quarter               Year
                             ---------------   ---------------   ---------------  ---------------  ----------------
         Basic earnings
           (loss) per share
           from
           discontinued
           operations        $          0.31   $             -  $              -  $             -  $           0.31
         Basic (loss)
           per share         $          0.26   $         (0.05) $          (0.30) $         (1.34) $          (1.43)
         Diluted earnings
           (loss) per share
           from continuing
           operations        $         (0.05)  $         (0.05) $          (0.30) $         (1.34) $          (1.74)
         Diluted earnings
           (loss) per share
           from
           discontinued
           operations        $          0.31   $             -  $              -  $             -  $           0.31
         Diluted (loss)
           per share         $          0.26   $         (0.05) $          (0.30) $         (1.34) $          (1.43)
         Common stock
           trading range
              High           $         0.120   $         0.000  $          0.000  $         0.000  $          0.120
              Low            $         0.010   $         0.000  $          0.000  $         0.000  $          0.000

                                                                      2002
                             --------------------------------------------------------------------------------------
                                     First          Second            Third            Fourth               Total
                                    Quarter         Quarter          Quarter           Quarter               Year
                             ---------------   ---------------   ---------------  ---------------  ----------------

         Revenues            $    24,786,932   $    22,715,227  $     20,499,712  $    29,100,381  $     97,102,252
         Gross profit (loss) $       669,184   $       997,645  $        (49,282) $       202,366  $      1,819,713
         Loss before other
           income
           (expense)         $      (661,647)  $        52,037  $     (1,102,733) $    (1,849,077) $     (3,561,420)
         Income (loss) from
           reorganization
           items             $     1,329,687   $      (369,868) $        419,880  $    (1,508,232) $       (128,533)
         Income (loss) from
           discontinued
           operations        $      (242,990)  $      (191,433) $       (216,343) $      (177,169) $       (827,935)
         Net income
           (loss)            $      (175,414)  $    (1,146,046) $     (1,416,538) $    (3,844,561) $     (6,582,559)



                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)


                                                                      2002
                             --------------------------------------------------------------------------------------
                                     First          Second            Third            Fourth            Total
                                    Quarter         Quarter          Quarter           Quarter            Year
                             ---------------   ---------------   ---------------  ---------------  ----------------
         Basic earnings
           (loss) per share
           from continuing
           operations        $          0.02   $         (0.28) $          (0.36) $         (1.08) $          (1.70)
         Basic earnings
           (loss) per share
           from
           discontinued
           operations        $         (0.07)  $         (0.06) $         (0.06)  $         (0.05) $          (0.24)
         Basic (loss)
           per share         $         (0.05)  $         (0.34) $          (0.42) $         (1.14) $          (1.94)
         Diluted earnings
           (loss) per share
           from continuing
           operations        $          0.02   $         (0.28) $          (0.36) $         (1.08) $          (1.70)
         Diluted earnings
           (loss) per share
           from
           discontinued
           operations        $         (0.07)  $         (0.06) $         (0.06)  $         (0.05) $          (0.24)
         Diluted (loss)
           per share         $         (0.05)  $         (0.34) $          (0.42) $         (1.14) $          (1.94)
         Common stock
           trading range
              High           $         0.440   $         0.240  $          0.190  $         0.150  $          0.440
              Low            $         0.060   $         0.010  $          0.001  $         0.001  $          0.001


                                                                      2001
                             --------------------------------------------------------------------------------------
                                     First          Second            Third            Fourth               Total
                                    Quarter         Quarter          Quarter           Quarter               Year
                             ---------------   ---------------   ---------------  ---------------  ----------------

         Revenues            $    27,981,418   $    26,209,879  $     23,242,341  $    33,250,771 $     110,684,409
         Gross profit (loss) $     2,491,704   $     1,668,935  $        529,049  $    (6,498,915)                $
         (1,809,227)
         Income (loss)
           before other
           income
           (expense)         $       840,623   $    (2,766,566) $     (2,499,449) $    (7,314,919) $    (11,740,311)
         Income (loss) from
           discontinued
           operations        $      (281,582)  $      (185,349) $       (386,147) $    (1,543,743) $     (2,396,821)
         Net income
           (loss)            $        47,316   $    (1,715,559) $     (1,969,838) $   (13,078,663) $    (16,716,744)

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003

--------------------------------------------------------------------------------

NOTE 20 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)


                                                                      2001
                             --------------------------------------------------------------------------------------
                                     First          Second            Third            Fourth               Total
                                    Quarter         Quarter          Quarter           Quarter               Year
                             ---------------   ---------------   ---------------  ---------------  ----------------
         Basic earnings
           (loss) per share
           from continuing
           operations        $          0.09   $         (0.46) $          (0.47) $         (3.39) $          (4.23)
         Basic (loss)
           per share
           from
           discontinued
           operations        $         (0.08)  $         (0.05) $          (0.11) $         (0.47) $          (0.71)
         Basic earnings
           (loss) per share  $          0.01   $         (0.51) $          (0.58) $         (3.86) $          (4.94)
         Diluted earnings
           (loss) per share
           from continuing
           operations        $          0.07   $         (0.46) $          (0.47) $         (3.39) $          (4.23)
         Diluted (loss)
           per share
           from
           discontinued
           operations        $         (0.06)  $         (0.05) $          (0.11) $         (0.47) $          (0.71)
         Diluted earnings
           (loss) per share  $          0.01   $         (0.51) $          (0.58) $         (3.86) $          (4.94)
         Common stock
           trading range
              High           $         4.630   $         3.800  $          1.370  $         0.640  $          4.630
              Low            $         2.310   $         0.910  $          0.500  $         0.200  $          0.200


NOTE 21 - SUBSEQUENT EVENTS

         As of January 2004, the Reorganized Company has negotiated a sale of six restaurant leases and related property, plant, and equipment for gross proceeds of $763,499. The Company expects to record a net gain during the year ended December 31, 2004 of approximately $763,000 in connection with such sales.

         On February 14, 2004, the Reorganized Company negotiated a purchase commitment with one of its vendors. The agreement allows the Reorganized Company to purchase up to 125 cases of prime rib per week at $74.23 per case. The purchase commitment relates to normal business operations and expires on December 31, 2004.

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



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 16, 2004

                                                       STEAKHOUSE PARTNERS, INC.
                                                                AND SUBSIDIARIES
                                 VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                    Reorganized Company for the Year Ended December 31, 2003 and
                                      Predecessor Company (Debtor-in-Possession)
                           for the Years Ended December 30, 2003, 2002, and 2001
--------------------------------------------------------------------------------




                                     Balance,      Additions      Deductions      Balance,
                                    Beginning      Charged to        from            End
                                     of Year       Operations      Reserve         of Year
                                  ------------    ------------   ------------   -------------
Allowance for doubtful
   accounts

     December 31, 2003             $  154,621     $   68,896       $ (90,283)     $  133,234
                                   ==========     ===========      ==========     ==========
     December 30, 2002             $   61,264     $   93,357       $       -      $  154,621
                                   ==========     ===========      ==========     ==========
     December 30, 2001             $   61,264     $        -       $       -      $   61,264
                                   ==========     ===========      ==========     ==========

Reserve for impairment of
   property, plant, and
   equipment

     December 31, 2003             $6,581,527     $        -       $       -      $6,581,527
                                   ==========     ===========      ==========     ==========
     December 30, 2002             $        -     $6,581,527       $       -      $6,581,527
                                   ==========     ===========      ==========     ==========

Reserve for advances to
   officers

     December 31, 2003             $  616,584     $  277,016       $(893,600)     $       -
                                   ==========     ===========      ==========     ==========
     December 30, 2002             $        -     $  616,584       $      -       $ 616,584
                                   ==========     ===========      ==========     ==========


                                  EXHIBIT INDEX

EXHIBIT NO.                 DESCRIPTION

21.1     List of Subsidiaries of Steakhouse Partners, Inc.