Form 10-Q
period 2004-03-30
STEAKHOUSE PARTNERS INC
filed 2004-05-17
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the thirteen week period ended March 30, 2004

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

                                 (858) 689-2333
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes / / No /X/


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2004: 4,500,000 shares of common stock

                                    FORM 10-Q
                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                                      INDEX



                                      PAGE
                                     NUMBER
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
         Condensed Consolidated Balance Sheet for the
         Successor Company as of March 30, 2004 and December
         31, 2003 and for the Predecessor Company as of
         December 30, 2003 .................................        2-3
         Condensed Consolidated Statements of Operations for
         the  Successor Company for the thirteen weeks ended
         March 30, 2004 and the Predecessor Company as of
         December 31, 2003 and the twelve weeks ended
         March 18, 2003 ....................................         4
         Condensed Consolidated Statements of Cash Flows for
         the  Successor Company for the thirteen weeks ended
         March 30, 2004 and the Predecessor Company as of
         December 31, 2003 and the twelve weeks ended
         March 18, 2003 ....................................          5
         Notes to Condensed Consolidated Financial
         Statements.........................................          6
Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................         11
Item 3. Quantitative and Qualitative Disclosures About
        Market Risk.........................................         22
Item 4. Controls and Procedures.............................         22

PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................         23
Item 2. Defaults Upon Senior Securities.....................         23
Item 3. Submission of Matters to a Vote of Security
              Holders.......................................         23
Item 4. Other Information...................................         23
Item 5. Exhibits and Reports on Form 8-K....................         23

SIGNATURES..................................................         24

SECTION 302 CERTIFICATION...................................         25

                              EXPLANATORY STATEMENT


On February 15, 2002, Steakhouse Partners, Inc. (the "Company", "Steakhouse Partners", or the "Company") and on February 19, 2002 Paragon Steakhouse Restaurants, Inc., our wholly owned subsidiary, and its three subsidiaries (collectively, "Paragon," and together with Steakhouse Partners, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court"). The Amended Joint Plan of Reorganization (the "Plan") was confirmed on December 19, 2003, and became effective on December 31, 2003 (the "Effective Date"). On October 11, 2002 Pacific Basin Foods, Inc. ("Pacific Basin Foods") the Company's other wholly owned subsidary filed a petition under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court. In the condensed consolidated financial statements provided herein, all results for periods prior to and including December 30, 2003 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to December 31, 2003 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See Note 1, "Basis of Presentation Reorganization and Fresh Start Accounting," of the notes to condensed consolidated financial statements).

At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business. A more detailed description of the bankruptcy filing and its effect on the Company is set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2003, filed with the Securities Exchange Commission (the "SEC").

References in this report to the "Company", "Steakhouse Partners" and "we" or similar or related terms refer to Steakhouse Partners, Inc. and its wholly owned subsidiaries together, unless the context of such references requires otherwise.


                                       1A

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 30, 2004


                                     ASSETS


                                                                        Successor           Successor     |     Predecessor
                                                                         Company             Company      |       Company
                                                                         March 30,          December 31,  |      December 30,
                                                                           2004                 2003      |          2003
                                                                           ----                 ----      |          ----
                                                                       (Unaudited)           (Audited)    |        (Audited)
  Assets                                                                                                  |
  Current assets:                                                                                         |
    Cash and cash equivalents                                             $  6,788          $2,205,221    |      $ 2,205,221
    Accounts receivable, net of allowance for doubtful                                                    |
         accounts of $133,234                                              197,870              67,909    |           67,909
    Inventory, net of allowance for obsolete inventories                                                  |
         of $45,805                                                        982,498           1,298,203    |        1,298,203
    Prepaid expenses and other current assets                              714,021             497,416    |          497,416
                                                                        ----------          ----------    |       ----------
    Total current assets                                                 1,901,177           4,068,749    |        4,068,749
                                                                                                          |
  Property, plant and equipment, net                                    11,824,264          12,582,374    |       13,110,554
  Liquor Licenses                                                          688,000             688,000    |           -
  Deposits and other assets                                                148,307             103,407    |          103,407
  Cash - restricted under collateral agreements                             -                  -          |          480,496
                                                                                                          |
  Goodwill                                                              18,134,475          18,881,786    |           -
                                                                                                          |
                                                                        ----------          ----------    |       ----------
  Total Assets                                                        $ 32,696,243        $ 36,324,316    |      $17,763,206
                                                                        ==========          ==========    |       ==========


The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              AS OF MARCH 30, 2004


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                     Successor           Successor       Predecessor
                                                                      Company             Company           Company
                                                                      March 30,          December 31,     December 30,
                                                                        2004               2003              2003
                                                                        ----               ----              -----
                                                                     (Unaudited)         (Audited)         (Audited)
Liabilities and Stockholder's Deficit:                                                               |
Current liabilities:                                                                                 |
  Current portion of long term debt                                  $ 1,879,878        $ 2,058,222  |  $ 5,137,118
  Current portion of capital lease                                       221,408            258,918  |         -
    Accounts payable and other current                                                               |
      liabilities                                                      2,561,061          4,572,589  |    3,144,654
  Accrued liabilities                                                  3,894,641          4,779,828  |    6,693,183
  Accrued payroll costs                                                1,642,652          1,473,853  |    1,473,853
                                                                     -----------        -----------  |  -----------
  Total current liabilities                                           10,199,640         13,143,410  |   16,448,808
                                                                                                     |
Long-Term Debt                                                         7,899,338          7,906,213  |    1,341,313
Long-Term capital leases                                               8,951,755          9,605,956  |        -
Deferred rent                                                            113,182            113,182  |        -
Deferred tax liability                                               -                   -           |      119,411
                                                                     -----------        -----------  |  -----------
Total liabilities not subject to compromise                           27,163,915         30,768,761  |   17,909,532
                                                                     -----------        -----------  |  -----------
Liabilities subject to compromise                                    -                   -           |   25,540,623
                                                                                                     |
                                                                                                     |
Stockholder's Equity (Deficit):                                                                      |
Predecessor Company preferred stock                                                                  |
$0.001 par value                                                                                     |
2,250,000 shares authorized                                                                          |
0 shares issued and outstanding                                      -                   -           |        -
                                                                                                     |
Predecessor Company preferred stock                                                                  |
Series B, Convertible $0.001 par value                                                               |
1,000,000 shares authorized                                                                          |
1,000,000 shares issued and outstanding                              -                   -           |        1,000
                                                                                                     |
Predecessor Company preferred stock                                                                  |
Series C, Convertible $0.001 par value                                                               |
1,750,000 shares authorized                                                                          |
1,750,000 shares issued and outstanding                              -                   -           |        1,750
                                                                                                     |
Predecessor Company common stock                                                                     |
$0.001 par value                                                                                     |
10,000,000 shares authorized                                                                         |
3,386,522 shares issued and outstanding                              -                   -           |       33,865
                                                                                                     |
Successor Company preferred stock                                                                    |
$0.001 par value                                                                                     |
5,000,000 shares authorized                                                                          |
0 shares issued and outstanding                                      -                   -           |       -
                                                                                                     |
Successor Company common stock                                                                       |
$0.001 par value                                                                                     |
15,000,000 shares authorized                                                                         |
4,500,000 shares issued and outstanding                                    4,500              4,500  |       -

Committed stock                                                          555,555            555,555  |       -
Predecessor Company treasury stock, 28,845                                                           |
shares, at cost                                                      -                   -           |     (175,000)
                                                                                                     |
Predecessor Company additional paid-in-capital                       -                   -           |   12,100,750
Successor Company additional paid-in-                                                                |
capital                                                                5,085,500          4,995,500  |       -
Accumulated deficit, since January 1, 2004                              (113,227)        -           |  (37,649,314)
                                                                     -----------        -----------  |  -----------
Total Stockholder's Equity (deficit)                                   5,532,328          5,555,555  |  (25,686,949)
                                                                     -----------        -----------  |  -----------
                                                                                                     |
Total liabilities and stockholders' equity (deficit)                $ 32,696,243       $ 36,324,316  | $ 17,763,206
                                                                     ===========        ===========     ===========






The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Successor
                                                                 Company               Predecessor Company
                                                              Thirteen Weeks                      Twelve Weeks
                                                             ended March 30,      December 31, ended March 18,
                                                                   2004              2003             2003
                                                           ----------------------------------------------------
                                                                (Unaudited)         (Audited)       (Unaudited)
 Core Restaurant Revenue, net                                13,614,056    |             -          19,881,265
 Revenues earned on restaurants disposed, net                   545,343    |             -                  -
                                                             -----------   |    -----------      -------------
 Total Revenues, net                                         14,159,399    |             -          19,881,265
 Restaurant Costs of Sales                                                 |
 Food and beverage - core restaurants                          4,712,783   |             -           7,014,305
 Food and beverage - disposed restaurants                        260,197   |             -                  -
 Personnel costs - core restaurants                            4,560,122   |             -           6,979,157
 Personnel costs - disposed restaurants                          374,031   |             -                  -
 Direct operating costs - core restaurants                     2,599,075   |             -           4,597,317
 Direct operating costs - disposed restaurants                   182,780   |             -                  -
 Depreciation & amortization - core restaurants                  315,501   |             -             494,703
 Depreciation & amortization - disposed restaurants               10,094   |             -                  -
                                                             -----------   |    -----------      -------------
 Total Costs of Sales                                         13,014,583   |             -          19,085,482
 Gross Profit                                                  1,144,816   |             -             795,783
                                                                           |
 General & Administrative                                      1,015,429   |             -           1,439,167
                                                             -----------   |    -----------      -------------
Income (loss) before other income (expense)                      129,387   |             -            (643,384)
 Other Income/(Expense)                                                    |
 Interest income                                                     193   |             -             107,610
 Interest expense                                               (311,523)  |             -            (646,199)
 Interest expense - disposed restaurants                          (9,312)  |             -                  -
 Miscellaneous income                                            104,015   |             -                  -
                                                             -----------   |    -----------      -------------
Total other income (expense)                                    (216,627)  |             -            (538,589)
                                                                           |
 Loss before reorganization items, provision for                           |
  income taxes, and discontinued operations                      (87,240)  |             -          (1,181,973)
                                                                           |
 Reorganization items:                                                     |
 Reorganization gain/(loss), net                                     -     |      6,645,343                 -
 Gain on rejection and sale of property, plant                             |
  and equipment, net                                                 -     |             -           1,142,475
 Professional fees                                                   -     |             -            (109,080)
                                                             -----------   |    -----------      -------------
Total reorganization items                                           -     |      6,645,343          1,033,394
                                                                           |
 Loss before provision of income taxes and                                 |
 discontinued operations                                         (87,240)  |      6,645,343           (148,579)
 Provision for income tax                                         25,987   |             -              30,000
 Income/(Loss) before discontinued operations                   (113,227)  |      6,645,343           (178,579)
 Income from discontinued operations, net of                               |
 income taxes of $850                                                -     |             -           1,057,463
                                                             -----------   |    -----------      -------------
 Net (Income)/Loss                                              (113,227)  |      6,645,343            878,884
                                                             ===========   |    ===========      =============
                                                                           |
                                                             -----------   |    -----------      -------------
Basic and diluted earnings (loss) per share
                                                                           |
Earnings(Loss)from continuing operations                     $     (0.03)  |    $      1.56      $       (0.05)              |
                                                             ===========   |    ===========      =============
Earnings(Loss)from discontinued operations                           -     |             -                0.31
                                                             ===========   |    ===========      =============
Basic and diluted earning (loss) per share                         (0.03)  |           1.96               0.26
                                                             ===========   |    ===========      =============
Weighted average shares, basic and diluted                     4,500,000   |      3,386,522          3,386,522
                                                             ===========   |    ===========      =============


The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       Successor    |
                                                                        Company     |         Predecessor Company
                                                                     Thirteen Weeks |                       Twelve Weeks
                                                                                    |
                                                                    ended March 30, |    December 31,      ended March 18,
                                                                          2004      |        2003               2003
                                                                  ------------------|   --------------     -------------
                                                                      (Unaudited)   |     (Unaudited)         (Unaudited)
                                                                                    |
    Net income (loss) from continuing operations                   $   (113,227)    |   $   6,645,343        $(178,579)
    Net income (loss) from discontinued operations                            -     |                        1,057,463
    Adjustments to reconcile net income (loss) to net                               |
      cash provided by (used in) operating activities                               |
      Depreciation and amortization                                     320,000     |                          510,235
      Gain on disposal of rejected leases                                     -     |               -       (1,142,474)
    Non Cash reorganization item                                              -     |      (6,645,343)             -
    Net liabilities of discontinued operation forgiven in                           |
    Chapter 7 liquidation                                                     -     |               -       (1,057,463)
      Decrease in operating assets                                       42,192     |                          983,724
                                                                                    |
      (Decrease) in liabilities subject to compromise                         -     |                         (167,872)
      (Decrease) in operating liabilities                            (2,624,637)    |                       (2,368,750)
                                                                     -----------    |      ----------     ------------
      Net cash provided by (used in) continuing operating                           |
      activities                                                     (2,375,722)    |                       (2,363,713)
      Net cash provided by (used in) discontinued operating                         |
      activities                                                              -     |
    Cash flows from investing activities                                            |
      Proceeds from the sale of P.P. & E                                615,956     |                        1,233,524
      Purchases of furniture & equipment                               (177,846)    |                          (45,439)
                                                                     -----------    |      ----------     ------------
    Net cash provided by continuing investing activities                438,110     |                        1,188,085
    Cash flows from financing activities                                            |
      Principal payments on debt and capital leases                    (260,821)    |                          (19,959)
                                                                     -----------    |      ----------     ------------
    Net cash used in continuing financing activities                   (260,821)    |                          (19,959)
    Net increase (decrease) in cash and cash equivalents             (2,198,433)    |                       (1,195,587)
    Cash and cash equivalents, beginning of period                    2,205,221     |                        2,750,673
                                                                     -----------    |      ----------     ------------
    Cash and cash equivalents, end of period                              6,788     |                        1,555,086
                                                                     -----------    |      ----------     ------------

The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of March 30, 2004 and for the thirteen weeks ended March 30, 2004 and the twelve weeks ended March 18, 2003 have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 30, 2004, and the results of its operations for the thirteen week period ended March 30, 2004 and the twelve weeks ended March 18, 2003, and its cash flows for the thirteen week period ended March 30, 2004 and the twelve weeks ended March 18, 2003. The results for the thirteen-week period ended March 30, 2004 are not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

The Successor Company reports results quarterly, with four quarters having thirteen weeks. The Predecessor Company reported three periods of twelve weeks each and one period of sixteen weeks. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 30, 2003 filed with the SEC.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates embedded in the condensed consolidated financial statements for the periods presented concern the fair values of goodwill and the fixed assets and other intangible assets and the estimated useful lives of intangible assets.

In February 2002, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On October 11, 2002, Pacific Basin Foods filed a petition under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court. The Company's Plan was confirmed on December 19, 2003, and became effective on the Effective Date. For financial reporting purposes, the Company used an effective date of December 30, 2003. References in these financial statements to "Predecessor Company" refer to the Company prior to and including December 30, 2003. References to "Successor Company" refer to the Company on and after December 31, 2003, after giving effect to the cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Successor Company in accordance with the Plan and implementation of "fresh start" accounting. The events which occurred during fiscal year 2003 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the "fresh start" accounting adjustments are described in "Company Restructuring" and "Reorganization and Fresh Start Adjustments" below.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2003 (Successor Company) and December 30, 2003 (Predecessor Company), the Company maintained a current ratio (current assets to current liabilities) of 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2003 (Successor Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $9,000,000 and $12,400,000, respectively. If the Company is unable to generate profits and unable to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability. Management has evaluated its current operations, and it has focused the Company's efforts and developed plans to generate operating income to continue the Company's operations through the year ending December 28, 2004.

Management's plans include the following:

1. Restructuring its long-term debt position.

2. Improving the Company's financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead.

3. Raising money through equity or third party financing.

BANKRUPTCY FILING

Company Restructuring

The Debtors filed for Chapter 11 reorganization under the Bankruptcy Code in February 2002. From February 15, 2002 to December 30, 2003, the Debtors operated their businesses as debtors-in-possession under Bankruptcy Court protection from their creditors and claimants. Following approval by the creditors of the Company entitled to vote on the Plan, on December 19, 2003, the Bankruptcy Court entered an order confirming the Plan. As of the Effective Date, the Plan was implemented and the reorganization of the Company was substantially completed.

Plan Investors

On August 13, 2003, the Company obtained and received Bankruptcy Court approval for a $5,000,000 senior secured convertible debtor-in-possession financing facility (the "DIP" Loan) from Steakhouse Investors, LLC ("Steakhouse Investors") for payment of permitted pre-petition claims, working capital needs, letter of credit and other general corporate purposes. The DIP Loan required that the Company maintain certain financial covenants. In addition, pursuant to the terms of the DIP Loan, the Company was required to accrue interest at a rate of 6% per annum, which was capitalized on each payment date and added to the outstanding principal until confirmation. Upon confirmation of the Plan, the principal amount of DIP Loan was converted into 90% of the newly issued common stock of the Company in exchange for a full and complete release of the Company's obligations under the DIP Loan other than interest.

Confirmation of Plan of Reorganization

The Company commenced a balloting and solicitation process with respect to the Plan, which concluded December 3, 2003.

On the Effective Date the Company emerged from reorganization proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Plan.

Upon confirmation of the Plan on the Effective Date, the entire balance of the DIP Loan, including accrued interest, became due and payable to Steakhouse Investors. Accordingly, Steakhouse Investors received, 4.5 million shares or 90% of the Company's newly issued common stock in exchange for a full and complete release of the Company's obligations under the DIP Loan other than interest. The preferred stock, common stock, stock options, and warrants of the Company outstanding before confirmation of the Plan were all canceled on the Effective Date.

Discharge of Liabilities

On the Effective Date, all then-outstanding equity securities of the Company, as well as a substantial amount of its pre-petition liabilities, were cancelled. The newly authorized securities of the Company on the Effective Date pursuant to the Plan, consisted of 15,000,000 shares of common stock and 5,000,000 shares of new preferred stock. Of the shares of common stock authorized on the Effective Date, 0.5 million will be distributed pursuant to the Plan in satisfaction of pre-petition claims, and 4.5 million shares were issued to Steakhouse Investors in exchange for $5,000,000 DIP Loan.

All shares issued Steakhouse Investors were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan an independent creditor litigation trust ("Creditor Trust") was established for the benefit of the Company's pre-petition creditors.

In accordance with the Plan, on the Effective Date Steakhouse Investors converted its $5,000,000 DIP Loan for 90% (4.5 million shares) of the Company's newly issued common stock. As of the Effective Date, the Company is obligated to pay certain pre-petition liabilities as follows:

         1. Priority tax claim in the amount of approximately $1,921,004 will paid over a four-year period from the Effective Date with interest payable at 6% per annum.

         2. Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company's restaurants in Torrance, California. On the Effective Date, all of the assets and lease rights of the Torrance, California restaurant were transferred in satisfaction of such secured claim.

         3. Unsecured claims in the amount of approximately $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claims in the amount of $8,000,000 to $12,000,000 will be paid an estimated recovery of 50% to 70%. Each allowed claim will receive its pro rata share of $1,000,000 within 30 days of the Effective Date and payments under a $5,030,000 note payable, which will be paid in the amount of $500,000 on each April, August, and December of each year for the next three years. In addition, on December 31, 2006, the remaining unpaid balance of $530,000 becomes due. The note is non-interest-bearing and due on or before December 2006. In addition, the general, unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of the newly issued common stock of the Company and (b) convenience claims in the amount of approximately $700,000 will be paid an estimated recovery of 50%. As of the date hereof, each allowed claim has received its payment.

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

Upon emergence from bankruptcy, the Company implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan as if it were a new reporting entity.

Fresh-Start Accounting

The Company adopted the provisions of fresh-start accounting as of December 31, 2003. In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11 Reorganization. Such fair values represented the Company's estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by the Successor Company and the final settlement amounts are recognized as they occur.

To facilitate the calculation of the enterprise value of the Company after the Effective Date, the Company developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed.

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ("goodwill") was $18,881,786 as of December 31, 2003.

A black line has been drawn in the accompanying condensed consolidated balance sheet between December 30, 2003 and March 30, 2004 to distinguish between the Predecessor Company and the Successor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Successor Company.

The adjustments for "fresh start" accounting were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company's assets and liabilities and are not expected to differ materially.

Earnings Per Share

Due to the Company's emergence from bankruptcy and the implementation of "fresh start" reporting, the presentation of earnings per share is not meaningful for the periods presented in the accompanying condensed consolidated financial statements.

NOTE 2 -- EARNINGS PER SHARE

The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings
(loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of warrants.

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

As a consequence of the bankruptcy filing of the Debtors and Pacific Basin Foods, all pending litigation and claims against the Company were stayed. All such claims were treated per the Plan.

NOTE 4 DISCONTINUED OPERATIONS

On October 11, 2002, Pacific Basin Foods, filed for protection under Chapter 7 of the Bankruptcy Code. Pacific Basin Foods ceased operations effective as of the filing date. The Company's financial statements have been retroactively adjusted to reflect the impact of the discontinuation of Pacific Basin Foods.

The results of operations of Pacific Basin Foods have been classified as discontinued operations in the accompanying consolidated statements of operations for the period ended March 18, 2003.

During February 2003, the Predecessor Company finalized the liquidation of Pacific Basin Foods. In connection with final liquidation the Company recorded a gain in the amount of $1,057,463 during the year ended December 30, 2003, as the liabilities exceeded the assets.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

During the three months ended March 30, 2004, the Company negotiated the sale of four restaurant leases and related property, plant and equipment for gross proceeds of $615,956. The sale of these restaurants was conducted through the Company's bankruptcy proceeding and was not finalized until February 2004. As a result of the Company's adoption of "fresh start" accounting as of December 31, 2003, the gain realized by the Company in connection with this transaction has been recorded as a reduction of goodwill.

NOTE 6 - EQUITY TRANSACTION

During the three months ended March 30, 2004, the Company granted warrants to purchase 150,000 shares of common stock to their secured claim note holder. The warrants were granted in consideration of the Company's secured claim note holder extending the payment terms of their secured claim in the amount of $1,535,000. The warrants have an exercise price of $1.11 per share and expire six years from the date of issuance. The Company has valued the warrants at $90,000, which represent the fair market value of consideration received. The value of the warrants has been recorded as a deferred financing cost which will be amortized over six years, the extended payment terms of the note.

NOTE 7 INCOME TAXES

Significant components of the provision for taxes based on income for the quarter ended March 30, 2004 were as follows:

                  Current
                    Federal                                   -
                    State                          $     25,987
                                                   ------------
                                                         25,987
                                                   ------------
                  Deferred
                    Federal                                   -
                    State                                     0
                                                   ------------
                                                              0
                                                   ------------
                  PROVISION FOR
                  INCOME TAXES                     $     25,987
                                                   ============

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the quarter ended March 30, 2004 is as follows:

                  Income tax provision
                    computed at federal
                    statutory tax rate                     34.0%
                  State taxes, net of
                    federal benefit                      (19.61)
                  Purchase Adjustment - Goodwill         (31.55)
                  Increase in valuation
                    reserve and
                    other                                (12.54)
                                                   ------------
                      TOTAL                              (29.70)%
                                                   ============
   Significant components of the Company's deferred tax assets and liabilities for federal income taxes consisted of the following at the quarter ended March 30, 2004:

                  Deferred tax assets
                      Net operating losses                     $     1,436,113
                      Deferred Revenue                               1,455,301
                      Asset valuation reserves
                      Property, plant, and equipment                 2,893,300
                      Other                                          1,916,854
                                                                  ------------
                           Total deferred tax assets                 7,701,568
                                                                  ------------
                  Deferred tax liabilities
                      State Tax Deferred                              (473,753)
                                                                  ------------
                           Total deferred tax liabilities             (473,753)
                                                                     7,227,815

                  Valuation allowance                               (7,227,815)
                                                                  ------------
                             NET DEFERRED TAX LIABILITY        $             0
                                                                  ============

The December 30, 2003, income tax disclosures have not been included, as the amounts are not considered to be comparative as a result of change in ownership of the Company and the Company's adoption of fresh start accounting. The estimates used to calculate the tax provision are based on not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

As a result of the reorganization certain of the deferred tax assets, liabilities, and valuation will be adjusted. All amounts will be fully reserved for.

The Company has remaining net operating loss carry-forwards, after carry-backs, of approximately $3,949,995 for federal and $1,053,332 for state, which will begin expiring in 2017.

The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation's stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Successor Company's future ability to any remaining NOL's and tax credits generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change.

NOTE 8 -- SUBSEQUENT EVENTS

In a meeting on April 16, 2004, the Company's Board of Directors confirmed the appointments of Messrs. Edler and Lindner as members of the Compensation and Audit Committees, and adopted the Company Code of Ethics. The Board of Directors also ratified the decisions of the Compensation Committee to enter into employment agreements with three executives for three-year terms and adopted the 2004 Stock Option Incentive Plan, subject to shareholder approval.

The employment agreements require annual gross salary payments of $200,000, $156,000 and $150,000 respectively, for the three executives and may be terminated without cause. However, in the event the agreement is terminated without cause, the Company is obligated to pay twelve months salary to the executives. The employment agreements also provide a set number of stock options subject to shareholder approval of an employee Stock Incentive Plan and an annual bonus for specific performance criteria, subject to the approval of the Compensation Committee of the Board of Directors.

The 2004 Stock Option Incentive Plan is intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. Subject to shareholder approval there will be 1.3 million options available for grant under the Stock Option Incentive Plan. Options will vest over a three-year period and the Board of Directors will fix the exercise price of the options granted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. In February 2002, the Debtors filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. On the Effective Date, the Debtors emerged from bankruptcy protection pursuant to the Bankruptcy Court's confirmation of the Debtors' Plan. The operation of the Company following emergence from Bankruptcy Court protection involves risks and uncertainties, including uncertainties associated with the ability of the Company to successfully emerge from bankruptcy and disruptions to the Company's business relationships during the restructuring process. Other risks and uncertainties include the strength of the recovery of the U.S. economy, trends affecting the Company's financial condition or results of operations, the Company's operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the herein under the heading "Risk Factors." For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management's discussion and analysis of certain significant factors, which have affected the results of operations and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

BACKGROUND

The Company, currently operates 25 full-service steakhouse restaurants located in eight states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is $24.74 (including alcoholic beverages) and it currently serves approximately 3.0 million meals annually. The Company operates principally under the brand names of Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's and Carvers. The Company's management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after its emergence from the reorganization process described below under "Bankruptcy Filing".

BANKRUPTCY FILING

In February 2002, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On October 11, 2002, Pacific Basin Foods filed a petition under Chapter 7 of the Bankruptcy Code in Bankruptcy Court.

The bankruptcy filings were made in response to the maturing of certain notes aggregating $1,734,285, which the Company was unable to pay. Throughout the course of the reorganization, the Company sought to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets.

During the reorganization, the Company continued to manage its properties and operated its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

As a consequence to the filing, all pending litigation and claims against the Company were stayed, and no party was permitted to take action to realize its pre-petition claim, except pursuant to order of the Bankruptcy Code. While enjoying the protection of this stay, the Company disposed of under performing assets and sought third party participation in funding a plan. In July, 2003, the Bankruptcy Court approved a DIP Loan and the general terms pursuant to which a Plan would be approved, as more fully described below. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The Plan provides for no distribution to equity holders, but rather provides for distribution of equity upon confirmation to Steakhouse Investors, LLC ("Steakhouse Investors") and creditors, as more fully described below.

In the Fall of 2003, the Company commenced a balloting and solicitation process with respect to the Plan, which concluded in December 2003. On December 19, 2003, the Plan was confirmed by the Bankruptcy Court. Upon the Effective Date, the entire balance of the DIP Loan of $5,000,000, including accrued interest, became due and payable to Steakhouse Investors. Steakhouse Investors converted the principal amount of the DIP Loan into 90% (4.5 million shares) of the newly issued common stock of the Company in exchange for a full and complete release of the Company's obligations under the DIP Loan. The Plan provided that the preferred stock, common stock, stock options, and warrants of the Company outstanding prior to the Effective Date be canceled. In addition, all of the Company's pre-petition liabilities have been completely restructured by the Plan, whereby the Company is obligated to pay the following claims according to the Plan as set forth below:

1. Priority tax claim in the amount of approximately $1,921,000 will be paid over a four-year period from the Effective Date, with interest payable at a rate of 6% per annum.

2. Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company's restaurants in Torrance, California. Upon the Effective Date all of the assets and lease rights of the Torrance, California restaurant were transferred in satisfaction of such secured claim.

3. Unsecured claims estimated to be between $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claims in the amount of $8,000,000 to $12,000,000 are expected to receive recovery of 50% to 70% of their allowed claims. The Company has paid creditors $1,000,000 in January 2004, and will make payments under a $5,030,000 note payable, which will be paid in the amount of $500,000 on each April, August, and December of each year for the next three years. The note is non-interest-bearing and the last payment is due on or before December 2006. In addition, the general unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of the newly issued common stock of the Company and (b) convenience claims in the amount of approximately $700,000 were paid an estimated recovery of 50%. As of the date hereof, each allowed claim has received its payment.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES


The following table sets forth, as a percentage of net sales for core restaurants only, certain items in the Company's condensed consolidated statements of operations for the indicated periods:





                                  SUCCESSOR COMPANY     PREDECESSOR COMPANY
                               ---------------------    -------------------
                                THIRTEEN WEEKS ENDED     TWELVE WEEKS ENDED
                               ---------------------
                                    MARCH 30,             MARCH 18,
                                      2004                  2003
                               --------------            ---------- --------
Revenue                               100.0%                100.0%
Discounts                               4.7%                  4.9%
Net Revenues                           95.3%                 95.1%


Cost of Sales
  Food & Liquor costs                  34.6%                 35.3%
  Personnel Costs                      33.5%                 33.5%
  Direct Operating Cost                19.1%                 20.5%
  Depreciation                          2.3%                  2.4%

Gross Margin                           10.5%                  8.2%

General & Administrative                7.4%                  8.8%

Interest Expense                        2.3%                  2.8%

Net Income (Loss)                       1.3%                 (3.0%)


Factors that have affected the results of operations for the first quarter and first thirteen weeks of fiscal 2004 for the Company as compared to the first period and first twelve weeks of fiscal 2003 for the Company are discussed below.

THIRTEEN WEEKS ENDED MARCH 30, 2004 COMPARED TO TWELVE WEEKS ENDED MARCH 18,
2003

Revenues for the thirteen-week period ended March 30, 2004 decreased $5,721,866 or 28.8% from $19,881,265 for the twelve-week period ended March 18, 2003 to $14,159,399 for the thirteen-week period in 2004. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Paragon same-store sales increased 4.7% for the 25 comparable core units in 2004 versus the same thirteen-week period in 2003.

Food and beverage costs for the thirteen-week period ended March 30, 2004 decreased $2,041,325 or 29.1% from $7,014,305 for the twelve-week period ended March 18, 2003 to $4,972,980 for the thirteen-week period in 2004. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004.Food and beverage costs as a percentage of restaurant revenues for the core restaurants was 35.3% for the twelve-week period ended March 18, 2003 compared to 34.6% for the thirteen-week period in 2004. The chief reason for this improvement is the Company has reengineered its menu to provide increase perceived guest value while reducing overall cost and contracting for its prime rib at lower than market rates.

Payroll and payroll related costs for the thirteen-week period ended March 30, 2004 decreased $2,045,004 or 29.3% from $6,979,157 for the twelve-week period ended March 18, 2003 to $4,934,153 for the thirteen-week period in 2004. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Restaurant payroll and payroll related costs as a percentage of revenue for the core restaurants was 33.5% for the twelve-week period ended March 18, 2003 compared to 33.5% for the thirteen-week period in 2004. Although for the core restaurants there was no change in the percentage relationship to sales from year to year, the Company is actively reviewing fundamentals to reducing payroll and payroll related costs over time without affecting the dining experience.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirteen-week period ended March 30, 2004 decreased $1,815,462 or 39.5% from $4,597,317 for the twelve-week period ended March 18, 2003 to $2,781,855 for the thirteen-week period in 2004. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. These costs as a percentage of core restaurant revenues were 20.5% for the twelve-week period ended March 18, 2003 compared to 19.1% for the thirteen-week period in 2004. In absolute dollars the direct operating costs for core restaurants remained relatively constant, however the chief reason for the improvement in the percentage relations was the significant increase in revenue between the quarter just ended March 30, 2004 and same period 2003.

Depreciation and amortization for the thirteen-week period ended March 30, 2004 decreased $169,108 or 34.2% from $494,703 for the twelve-week period ended March 18, 2003 to $325,595 for the same period in 2004. The decrease is principally due to the sale or rejection of 20 restaurants. Depreciation for the core restaurants remained relatively constant between the quarter just ended March 30, 2004 and same period 2003.

General and administrative expenses for the thirteen-week period ended March 30, 2004 decreased $423,738 or 29.4% from $1,439,167 for the twelve-week period ended March 18, 2003 to $1,015,429 for the thirteen-week period in 2004. These costs as a percentage of core restaurants revenues were 8.8% for the twelve-week period ended March 18, 2003 compared to 7.4% for the same period in 2004. The chief reason for the reduction in general and administrative expense is staffing reductions (i.e., district leader in the Midwest, director at corporate, purchasing manager, etc.) partially offset by a general managers meeting in San Diego, California for the Company.

Other income (expenses) for the thirteen-week period ended March 30, 2004 decreased $321,962 or 59.8% from $538,589 for the twelve-week period ended March 18, 2003 to $216,627 for the same period in 2004. The chief reason for this decrease was the restructuring of all the debt (except capital lease interest) by the Company in accordance with the terms set forth in the Plan.

As reorganization items for the thirteen-week period ended March 30, 2004 were included in "fresh start" accounting as an offset to Goodwill, there was no effect on current period numbers. For the twelve-week period ended March 18, 2003 the reorganization items was a gain of $1,033,394.

There was no gain from discontinued operations for the thirteen-week period ended March 30, 2004. Gain from discontinued operations for the twelve-week period ended March 18, 2003 was $1,057,463. On October 11, 2002 when Pacific Basin Foods ceased operations and filed for Chapter 7 with the Bankruptcy Court. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods has legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net loss for the thirteen-week period ended March 30, 2004 increased $992,111 from a net gain of $878,884 for the twelve-week period ended March 18, 2003 to a net loss of $113,227 for the thirteen-week period in 2004. The loss for the thirteen-week period ended March 30, 2004 was chiefly the result of operating and then disposing (timing issues as part of the Plan) of under performing restaurants in the first quarter of 2004. The restaurants contributed a combined loss of $291,071 to the net income line. If all the units could have been disposed of as per the plan prior to year-end December 30, 2003, the Company would have reported income of $177,844. The income for the twelve-week period ended March 18, 2003 is entirely due to recognizing the net liability of Pacific Basin Foods that remained on the Company's books as of December 24, 2002 as a one-time income of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $6,788 at March 30, 2004. Our operating activities for the thirteen weeks ended March 30, 2004 used almost $2.4 million. Most of the cash was used to pay certain pre-petition liabilities in accordance with the Plan. Without these extraordinary payments, the company believes that the cash flow from operations should be more than sufficient to fund its operations at current levels and fund its repayment obligations pursuant to the Plan during the remainder of fiscal 2004. The Company's highest cash generation quarters from operations are the second and fourth quarters.

However, to the extent the Company's estimates and assumptions are inaccurate the Company may not have sufficient cash reserves to maintain its operations and fund its obligations. In such event, the Company may need to seek additional financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have a rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

The Company had a cash and cash equivalents balance of $2,205,221 at December 30, 2003. During the year ended December 30, 2003, the Company maintained a current ratio (current assets to current liabilities) of 0.25 to 1, which arose from a working capital deficit of $7,380,059 after adjusting for the debtor-in-possession note that converted to equity upon plan confirmation.

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


NEW REPORTING ENTITY AND ADOPTION OF FRESH START ACCOUNTING

The Company's emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position ("SOP") No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code . The condensed consolidated financial statements as of and for the quarter ended March 30, 2004 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting.

In accordance with "fresh-start" accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented the Company's estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by the Successor Company and the final settlement amounts are recognized as they occur.

To facilitate the calculation of the enterprise value of the Successor Company, the Company developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed.

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ("goodwill") was approximately $18,900,000 as of December 31, 2003.

A black line has been drawn in the accompanying condensed consolidated balance sheet between December 30, 2003 and March 30, 2004 to distinguish between the Successor Company and the Predecessor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Successor Company.

These adjustments for "fresh start" accounting were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company's assets and liabilities and are not expected to differ materially.

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


UNEARNED REVENUE

The Company sells gift certificates and recognizes a liability, which is included in unearned revenue, for gift certificates outstanding until the gift certificate is redeemed or considered to be unredeemable. The gift certificates do not carry an expiration date so if all outstanding gift certificates are redeemed at once, our financial results (cash) would be impacted.


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

If the aforementioned factors indicate that we should review the carrying value of a restaurant's long-lived assets, we perform an impairment analysis. Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings, and for combined fixtures, equipment and improvements for each restaurant. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.


Judgments and estimates made by us related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

       RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

OUR PRIOR BANKRUPTCY COULD HINDER OUR ABILITY TO NEGOTIATE EFFECTIVELY WITH THIRD PARTIES AND COULD ADVERSELY AFFECT OUR OPERATIONS GOING FORWARD.

In February 2002 we, along with our wholly owned subsidiary Paragon and its subsidiaries filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filings had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance. Though we have emerged from Chapter 11, the distribution of shares to the general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. Until this process is complete, we will continue to incur expenses with respect to the reorganization process.

BECAUSE WE HAVE EXPERIENCED SIGNIFICANT CHANGES IN OUR SENIOR MANAGEMENT TEAM, IT MAY BE DIFFICULT FOR INVESTORS TO EVALUATE OUR PROSPECTS FOR IMPROVED PERFORMANCE.

Our chief executive officer was hired in July 2003. If our new management team is unable to develop successful business strategies, achieve our business objectives or maintain effective relationships with employees, suppliers, creditors and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

IF WE LOSE OR ARE UNABLE TO OBTAIN KEY PERSONNEL, OUR ABILITY TO EFFECTIVELY OPERATE OUR BUSINESS COULD BE HINDERED.

Our ability to maintain or enhance our competitive position will depend to a significant extent on the efforts and ability of our executive officers, particularly our chief executive officer. Our future success and our ability to manage future growth will depend in large part upon the efforts of our management team and on our ability to attract and retain other highly qualified personnel. Competition for personnel is intense, and we may not be successful in attracting and retaining our personnel. Our inability to retain our current management team and attract and retain other highly qualified personnel could adversely affect our results of operations and hinder our ability to effectively manage our business

WE FACE RISKS ASSOCIATED WITH CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS THAT EFFECT CONSUMER SPENDING.

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

OUR ABILITY TO EXECUTE OUR EXPANSION PLANS DEPENDS ON SECURING SUITABLE LOCATIONS AT FAVORABLE PRICES.

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

If we cannot successfully construct new restaurant properties or convert acquired restaurant properties to our established brands within projected budgets or time periods, our business and our ability to continue as a going concern will be adversely affected. Even with a successful reorganization and sufficient funds, plans to expand our business may fail due to construction delays or cost overruns, which could be caused by numerous factors, such as shortages of materials and skilled labor, labor disputes, weather interference, environmental problems and construction or zoning problems.

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

WE WILL NEED ADDITIONAL CAPITAL FOR EXPANSION.

The development of new restaurants requires funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, initial franchise fees, and other expenditures. We will require funds to develop additional restaurants and to pursue any additional restaurant development or restaurant acquisition opportunities that may develop.

In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our restaurant operations. While debt financing will enable us to add more restaurants than we otherwise would be able to add, debt financing increases expenses and is limited as to availability due to our financial results and bankruptcy history, and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

WE DEPEND ON KEY FOOD PRODUCT DISTRIBUTORS.

We currently rely on chiefly two food product distributors Southwest Traders and VanEerden. If either Southwest Traders or VanEerden is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

We believe that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we must purchase our products from other suppliers; however, there can be no assurance that we will be able to match quality, price or dependability of supply.

WE FACE COMMODITY PRICE AND AVAILABILITY RISK.

We purchase energy and agricultural products that are subject to price volatility caused by weather, market conditions and other factors that are not predictable or within our control. Increases in commodity prices could result in lower restaurant-level operating margins for our restaurant concepts. Occasionally, the availability of commodities can be limited due to circumstances beyond our control. If we are unable to obtain such commodities, we may be unable to offer related products, which would have a negative impact on our profitability.

THE RESTAURANT INDUSTRY IS AFFECTED BY CHANGES IN CONSUMER PREFERENCES AND DISCRETIONARY SPENDING PATTERNS THAT COULD FORCE US TO MODIFY OUR MENUS AND CONCEPTS AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter's, Hunter's Steakhouse, Mountain Jack's, Carvers restaurants' menus, or by specific events such as the outbreak or scare caused by "mad cow disease". If we were to have to modify the emphasis on beef in our restaurants' menus, we may lose customers who would be less satisfied with a modified menu, and we may not be able to attract a new customer base to generate the necessary revenues to maintain our income from restaurant operations. A change in our menus may also result in us having different competitors. We may not be able to successfully compete against established competitors in the general restaurant market. Our success also depends on various factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States participation in military activities. Adverse changes in these factors could reduce our customer base and spending patterns, either of which could reduce our revenues and results of operations.

INCREASE IN THE MINIMUM WAGE MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL RESULTS.

A number of our employees are subject to various minimum wage requirements. The federal minimum wage has remained at $5.15 per hour since September 1, 1997. Any minimum wage increase may have a material adverse effect on our business and results of operations.

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

The names "Hungry Hunter's", "Mountain Jack's" and "Carvers" represent our core concept. The termination of our right to use this name or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

BECAUSE WE MAINTAIN A SMALL NUMBER OF RESTAURANTS, THE NEGATIVE PERFORMANCE OF A SINGLE RESTAURANT COULD HAVE A SUBSTANTIAL IMPACT ON OUR OPERATING RESULTS.

We currently own and operate 25 restaurants. Due to this relatively small number of restaurants, poor financial performance at any owned restaurant could have a significant negative impact on our profitability as a whole. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area with varied demographic characteristics. We cannot assure you that we will be able to operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number of our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

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

WE COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our results of operations or business. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs, including health insurance, and similar matters over which we have no control may increase our operating costs.

THE RESTAURANT INDUSTRY IS AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES, WHICH CAN CAUSE GUESTS TO AVOID OUR RESTAURANTS AND RESULT IN LIABILITIES.

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation, which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on our business, competitive position and results of operations.

COMPLIANCE WITH ENVIRONMENTAL LAWS MAY AFFECT  OUR FINANCIAL CONDITION.

We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws may also impose liability for damages from and the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions or contamination relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurant or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. The costs of any cleanup could be significant and have a material adverse effect on our financial position and results of operations.

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

                       RISKS RELATED TO OUR COMMON STOCK

SINCE OUR SHARES ARE THINLY TRADED, AND TRADING ON THE PINK SHEETS MAY BE SPORADIC BECAUSE IT IS NOT AN EXCHANGE, STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR SHARES.

Our common stock is currently quoted on the Pink Sheets. The fact that our common stock is not listed is likely to make trading more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. An investor may find it more difficult to sell our common stock or to obtain accurate quotations of the share price of its common stock.

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

The market price of our common stock could fluctuate as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. A large number of shares of our stock is eligible for public sale and our common stock is concentrated in the hands of a small number of investors and is thinly traded. An attempt to sell by a large holder could adversely affect the price of our common stock. These sales or the perception that these sales might occur could also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

OWNERSHIP OF APPROXIMATELY 47% OF OUR OUTSTANDING COMMON STOCK BY 5 STOCKHOLDERS WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

A substantial majority of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 47% of the shares of common stock outstanding. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

BECAUSE "FRESH START" REPORTING WILL MAKE FUTURE FINANCIAL STATEMENTS DIFFICULT TO COMPARE WITH OUR HISTORICAL FINANCIAL STATEMENTS, IT MAY BE DIFFICULT FOR INVESTORS TO MEASURE OUR FINANCIAL PERFORMANCE OR ASSESS OUR PROSPECTS FOR GROWTH.

In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start reporting effective December 31, 2003. Because SOP 90-7 required us to reset our assets and liabilities to current fair value, our financial position, results of operations and cash flows for periods ending after December 31, 2003 will not be comparable to the financial position, results of operations and cash flows reflected in our historical financial statements for periods ending on or prior to December 31, 2003 included elsewhere in this prospectus. The use of fresh start reporting will make it difficult to assess our future prospects based on historical performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

INTEREST RATE SENSITIVITY. As of March 30, 2004, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports required to be filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports.

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As a consequence to the bankruptcy filings, all pending litigation and claims against the Company through December 30, 2003 were stayed, and no party could take action to realize its pre-petition claims, except pursuant to order of the Bankruptcy Court. All pre-petition claims have been treated within the Plan.

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operation.

ITEM 2. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 4. OTHER INFORMATION

Effective as of April 29, 2004 the new trading symbol for the Company's common stock is "STPK.PK"

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     10.21. A. Stone Douglass Employment Agreement
     10.22. Susan Schulze-Claasen Employment Agreement
     10.23. Joseph L. Wulkowicz Employment Agreement
     31.1 Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     31.2   Certification of Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1 Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
     32.2   Certification of Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            STEAKHOUSE PARTNERS INC.


BY:  /S/ A Stone Douglass              BY: /S/ Joseph L Wulkowicz
..................................    .....................................


A Stone Douglass                     Joseph L Wulkowicz
President, Secretary and Director    Vice President and Chief Financial Officer
(Serving as principal executive      (Serving as principal financial and
officer)                             (accounting officer)