Form 10-Q
period 2004-06-29
STEAKHOUSE PARTNERS INC
filed 2004-08-13
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the thirteen week period ended June 29, 2004

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 2004: 4,500,000 shares of common stock (exclusive of 500,000 shares, committed but not issued, for the benefit of certain unsecured creditors).

                                    FORM 10-Q
                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheet for the Successor Company
        as of June 29, 2004 and December 31, 2003 and for the
        Predecessor Company as of December 30, 2003 .........................2-3

        Condensed Consolidated Statements of Operations for the
        Successor Company for the thirteen weeks ended June 29, 2004 and the Predecessor Company for the twelve weeks ended June 10,
        2003 ..................................................................4

        Condensed Consolidated Statements of Operations for the
        Successor Company for the twenty-six weeks ended June 29, 2004 and the Predecessor Company for the twenty-four weeks ended
        June 10, 2003 and as of December 31, 2003 .............................5

        Condensed Consolidated Statements of Cash Flows for the
        Successor Company for the twenty-six weeks ended June 29, 2004 and the Predecessor Company for the twenty-four weeks ended
        June 10, 2003 and as of December 31, 2003 .............................6

        Notes to Condensed Consolidated Financial Statements...................7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................13

Item 3. Quantitative and Qualitative Disclosures About Market Risk............25

Item 4. Controls and Procedures...............................................26


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.....................................................26

Item 2. Changes in Securities and Use of Proceeds.............................26

Item 3. Defaults Upon Senior Securities.......................................26

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits and Reports on Form 8-K......................................27

SIGNATURES....................................................................28

SECTION 302 CERTIFICATION

                              EXPLANATORY STATEMENT

On February 15, 2002, Steakhouse Partners, Inc. ("Steakhouse Partners", or the "Company") and on February 19, 2002 Paragon Steakhouse Restaurants, Inc., our wholly owned subsidiary, and its three subsidiaries (collectively, "Paragon," and together with Steakhouse Partners, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court"). The Amended Joint Plan of Reorganization (the "Plan") was confirmed on December 19, 2003, and became effective on December 31, 2003 (the "Effective Date"). On October 11, 2002, Pacific Basin Foods, Inc. ("Pacific Basin Foods") the Company's other wholly owned subsidiary filed a petition under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court. In the condensed consolidated financial statements provided herein, all results for periods prior to and including December 30, 2003 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to December 31, 2003 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See
Note 1, "Basis of Presentation Reorganization" and "Fresh Start Accounting," of the notes to condensed consolidated financial statements).

At this time, it is not possible to predict the effect of the Chapter 11 reorganization on our business. A more detailed description of the bankruptcy filing and its effect on the Company is set forth in our Annual Report on Form 10-K for the fiscal year ended December 30, 2003, filed with the Securities and Exchange Commission (the "SEC").

References in this report to the "Company", "Steakhouse Partners" and "we" or similar or related terms refer to Steakhouse Partners, Inc. and its wholly owned subsidiaries together, unless the context of such references requires otherwise.












                                       1A

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 29, 2004

                                     ASSETS

                                                                      Successor            Successor    |     Predecessor
                                                                       Company              Company     |        Company
                                                                       June 29,            December 31, |      December 30,
                                                                         2004                 2003      |          2003
                                                                         ----                 ----      |          ----
                                                                     (Unaudited)           (Audited)    |        (Audited)
Assets                                                                                                  |
Current assets:                                                                                         |
  Cash and cash equivalents                                             $      -          $2,205,221    |      $ 2,205,221
  Accounts receivable, net of allowance for doubtful                                                    |
       accounts of $133,234                                              264,521              67,909    |           67,909
  Inventory, net of allowance for obsolete inventories                                                  |
       of $45,805                                                        989,403           1,298,203    |        1,298,203
  Prepaid expenses and other current assets                              814,793             497,416    |          497,416
                                                                    ------------        ------------    |      -----------
  Total current assets                                                 2,068,717           4,068,749    |        4,068,749
                                                                                                        |
Property, plant and equipment, net                                    11,691,992          12,582,374    |       13,110,554
Liquor Licenses                                                          688,000             688,000    |           -
Deposits and other assets                                                178,881             103,407    |          103,407
Cash - restricted under collateral agreements                                  -                   -    |          480,496
                                                                                                        |
Goodwill                                                              18,788,006          18,881,786    |                -
                                                                                                        |
                                                                    ------------        ------------    |      -----------
Total Assets                                                        $ 33,415,596        $ 36,324,316    |      $17,763,206
                                                                    ============        ============    |      ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 29, 2004

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                     Successor           Successor       Predecessor
                                                                      Company             Company          Company
                                                                      June 29,          December 31,     December 30,
                                                                        2004               2003              2003
                                                                        ----               ----              -----
                                                                     (Unaudited)         (Audited)         (Audited)
Liabilities and Stockholders' Deficit:                                                               |
Current liabilities:                                                                                 |
  Current portion of long term debt                                  $ 2,053,769        $ 2,058,222  |  $ 5,137,118
  Current portion of capital lease                                       232,939            258,918  |            -
  Accounts payable and other current liabilities                       3,113,133          4,572,589  |    3,144,654
  Accrued liabilities                                                  5,034,388          4,779,828  |    6,693,183
  Accrued payroll costs                                                  973,210          1,473,853  |    1,473,853
                                                                    ------------       ------------  | ------------
  Total current liabilities                                           11,407,439         13,143,410  |   16,448,808
                                                                                                     |
Long-Term Debt                                                         7,687,252          7,906,213  |    1,341,313
Long-Term capital leases                                               8,887,517          9,605,956  |            -
Deferred rent                                                             69,367            113,182  |            -
Deferred tax liability                                                         -                  -  |      119,411
                                                                    ------------       ------------  | ------------
Total liabilities not subject to compromise                           28,051,575         30,768,761  |   17,909,532
                                                                    ------------       ------------  | ------------
Liabilities subject to compromise                                              -                  -  |   25,540,623
                                                                                                     |
                                                                                                     |
Stockholders' Equity (Deficit):                                                                      |
Predecessor Company preferred stock                                                                  |
$0.001 par value                                                                                     |
2,250,000 shares authorized                                                                          |
0 shares issued and outstanding                                                -                  -  |          -
                                                                                                     |
Predecessor Company preferred stock                                                                  |
Series B, Convertible $0.001 par value                                                               |
1,000,000 shares authorized                                                                          |
1,000,000 shares issued and outstanding                                        -                  -  |        1,000
                                                                                                     |
Predecessor Company preferred stock                                                                  |
Series C, Convertible $0.001 par value                                                               |
1,750,000 shares authorized                                                                          |
1,750,000 shares issued and outstanding                                        -                  -  |        1,750
                                                                                                     |
Predecessor Company common stock                                                                     |
$0.001 par value                                                                                     |
10,000,000 shares authorized                                                                         |
3,386,522 shares issued and outstanding                                        -                  -  |       33,865
                                                                                                     |
Successor Company preferred stock                                                                    |
$0.001 par value                                                                                     |
5,000,000 shares authorized                                                                          |
0 shares issued and outstanding                                                -                  -  |           -
                                                                                                     |
Successor Company common stock                                                                       |
$0.001 par value                                                                                     |
15,000,000 shares authorized                                                                         |
4,500,000 shares issued and outstanding                                    4,500              4,500  |           -
                                                                                                     |
Committed stock                                                          555,555            555,555  |           -
                                                                                                     |
Predecessor Company treasury stock, 28,845                                                           |
shares, at cost                                                                -                  -  |     (175,000)
                                                                                                     |
Predecessor Company additional paid-in-capital                                 -                  -  |   12,100,750
Successor Company additional paid-in-                                                                |
capital                                                                7,040,609          4,995,500  |            -
Deferred Compensation                                                 (1,830,492)                    |
Accumulated deficit, since January 1, 2004                              (406,151)                -   |  (37,649,314)
                                                                    ------------       ------------  | ------------
Total Stockholder's Equity (deficit)                                   5,364,021          5,555,555  |  (25,686,949)
                                                                    ------------       ------------  | ------------
                                                                                                     |
Total liabilities and stockholders' equity (deficit)                $ 33,415,596       $ 36,324,316  | $ 17,763,206
                                                                    ============       ============    ============

The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                Successor        Predecessor
                                                                 Company          Company
                                                              Thirteen Weeks    Twelve Weeks
                                                             ended June 29,     ended June 10,
                                                                   2004              2003
                                                           ----------------------------------
                                                               (Unaudited)       (Unaudited)

 Core Restaurant Revenue, net                                 14,318,019   |      18,048,212
                                                             -----------   |   -------------
 Total Revenues, net                                          14,318,019   |      18,048,212
                                                                           |
 Restaurant Costs of Sales                                                 |
 Food and beverage                                             5,013,729   |       6,495,161
 Personnel costs                                               4,665,332   |       6,370,768
 Direct operating costs                                        3,064,029   |       4,152,537
 Depreciation & amortization                                     306,464   |         420,537
                                                             -----------   |   -------------
 Total Costs of Sales                                         13,049,554   |      17,439,003
 Gross Profit                                                  1,268,456   |         609,209
                                                                           |
 General & Administrative                                      1,210,448   |       1,005,563
                                                             -----------   |   -------------
Income (loss) before other income (expense)                       58,017   |        (396,354)
 Other Income/(Expense)                                                    |
 Interest income                                                  10,745   |         (18,081)
 Interest expense                                               (343,686)  |        (581,694)
                                                             -----------   |   -------------
Total other income (expense)                                    (332,941)  |        (599,775)
                                                                           |
 Loss before reorganization items, and provision for                       |
  income taxes                                                  (274,924)  |        (996,129)
                                                                           |
 Reorganization items:                                                     |
 Gain on rejection and sale of property, plant                             |
  and equipment, net                                                   -   |       1,089,804
 Professional fees                                                     -   |        (226,101)
                                                             -----------   |   -------------
Total reorganization items                                             -   |         863,703
                                                                           |
 Loss before provision of income taxes                          (274,924)  |        (132,426)
 Provision for income tax                                         18,000   |          30,000
                                                             -----------   |   -------------
 Net (Loss)                                                     (292,924)  |        (162,426)
                                                             ===========   |   =============
                                                                           |
Basic and diluted earning (loss) per share                         (0.07)  |           (0.05)
                                                             ===========   |   =============
Weighted average shares, basic and diluted                     4,500,000   |       3,386,522
                                                             ===========   |   =============



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Successor        Predecessor
                                                                 Company           Company
                                                              Twenty-six         Twenty-four
                                                                 Weeks               Weeks
                                                             ended June 29,     ended June 10,      December 31,
                                                                   2004              2003               2003
                                                           -----------------------------------------------------
                                                              (Unaudited)         (Unaudited)        (Audited)

 Core Restaurant Revenue, net                                 27,932,075     |     37,929,477               -
 Revenues earned on restaurants disposed                                     |
 During the period ended June 29, 2004, net                      545,343     |             -                -
                                                             -----------     |  -------------      -----------
 Total Revenues, net                                          28,477,418     |     37,929,477               -
                                                                             |
 Restaurant Costs of Sales                                                   |
 Food and beverage - core restaurants                          9,726,512     |     13,509,466               -
 Food and beverage - disposed restaurants                        260,197     |             -                -
 Personnel costs - core restaurants                            9,225,454     |     13,349,925               -
 Personnel costs - disposed restaurants                          374,031     |             -                -
 Direct operating costs - core restaurants                     5,663,104     |      8,749,854               -
 Direct operating costs - disposed restaurants                   182,780     |             -                -
 Depreciation & amortization - core restaurants                  621,965     |        915,240               -
 Depreciation & amortization - disposed restaurants               10,094     |             -                -
                                                             -----------     |  -------------      -----------
 Total Costs of Sales                                         26,064,137     |     36,524,485               -
 Gross Profit                                                  2,413,281     |      1,404,992               -
                                                                             |
 General & Administrative                                      2,225,877     |      2,444,730               -
                                                             -----------     |  -------------      -----------
Income (loss) before other income (expense)                      187,404     |     (1,039,738)              -
 Other Income/(Expense)                                                      |
 Interest expense                                               (655,209)    |     (1,227,893)              -
 Other income                                                    105,641     |         89,529               -
                                                             -----------     |  -------------      -----------
Total other income (expense)                                    (549,568)    |     (1,138,364)              -
                                                                             |
 Loss before reorganization items, provision for                             |
  income taxes, and discontinued operations                     (362,164)    |     (2,178,102)              -
                                                                             |
 Reorganization items:                                                       |
 Reorganization gain/(loss), net                                     -       |             -         6,645,343
 Gain on rejection and sale of property, plant                               |
  and equipment, net                                                 -       |      2,232,278               -
 Professional fees                                                   -       |       (335,181)              -
                                                             -----------     |  -------------      -----------
Total reorganization items                                           -       |      1,897,097        6,645,343
                                                                             |
 Loss before provision of income taxes and                                   |
 discontinued operations                                        (362,164)    |       (281,005)       6,645,343
 Provision for income tax                                         43,987     |         60,000               -
 Income/(Loss) before discontinued operations                   (406,151)    |       (341,005)       6,645,343
 Income from discontinued operations, net of                                 |
 income taxes of $850                                                -       |      1,057,463               -
                                                             -----------     |  -------------      -----------
 Net (Income)/Loss                                              (406,151)    |        716,458        6,645,343
                                                             ===========     |  =============      ===========
                                                                             |
                                                             -----------     |  -------------      -----------
Basic and diluted earnings (loss) per share                                  |
                                                                             |
Earnings(Loss)from continuing operations                     $     (0.09)    |  $       (0.10)     $      1.56
                                                                             |
                                                             ===========     |  =============      ===========
Earnings(Loss)from discontinued operations                           -       |           0.31               -
                                                             ===========     |  =============      ===========
Basic and diluted earning (loss) per share                         (0.09)    |           0.21             1.96
                                                             ===========     |  =============      ===========
Weighted average shares, basic and diluted                     4,500,000     |      3,386,522        3,386,522
                                                             ===========     |  =============      ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                   Successor      |   Predecessor
                                                                    Company       |     Company
                                                                  Twenty-six      |   Twenty-four
                                                                     weeks        |      weeks
                                                                ended June 29,    |  ended June 10,     December 31,
                                                                      2004        |       2003              2003
                                                              ------------------  |  -------------     --------------
                                                                  (Unaudited)     |   (Unaudited)        Unaudited)
                                                                                  |
                                                                                  |
                                                                                  |
Net income (loss) from continuing operations                   $   (406,151)      |      $716,458      $   6,645,343
Net income from discontinued operations                                   -       |     1,057,463                  -
Adjustments to reconcile net income (loss) to net                                 |
  cash provided by (used in) operating activities                                 |
  Depreciation and amortization                                     608,404       |       915,240                  -
  Gain on disposal of rejected leases                                     -       |    (2,232,278)                 -
  Amortization of stock options issued below fair                                 |
  market value to employees                                         124,617       |             -                  -
Non Cash reorganization item                                              -       |             -         (6,645,343)
Net liabilities of discontinued operation forgiven in                             |
Chapter 7 liquidation                                                     -       |    (1,057,463)                 -
  Decrease in operating assets                                      43,417        |     2,635,266                  -
                                                                                  |
  (Decrease) in liabilities subject to compromise                         -       |    (2,419,497)                 -
  (Decrease) in operating liabilities                            (2,382,207)      |    (2,109,165)                 -
                                                                 -----------      |  ------------         ----------
  Net cash (used in) continuing operating activities             (2,011,920)      |    (2,493,976)                 -
  Net cash provided by (used in) discontinued operating                           |
  activities                                                              -       |             -                  -
                                                                                  |
Cash flows from investing activities                                              |
  Proceeds from the sale of P.P. & E                                615,956       |             -                  -
  Purchases of furniture & equipment                               (333,978)      |       (87,951)                 -
                                                                 -----------      |  ------------         ----------
Net cash provided by (used in) continuing investing                               |
activities                                                          281,978       |       (87,951)                 -
                                                                                  |
Cash flows from financing activities                                              |
  Principal payments on debt and capital leases                    (475,275)      |      (363,548)                 -
                                                                 -----------      |  ------------         ----------
Net cash (used in) continuing financing activities                 (475,275)      |      (363,548)                 -
Net increase (decrease) in cash and cash equivalents             (2,205,221)      |    (1,888,012)                 -
Cash and cash equivalents, beginning of period                    2,205,221       |     2,750,673                  -
                                                                 -----------      |  ------------         ----------
Cash and cash equivalents, end of period                                  -       |       862,661                  -
                                                                 -----------      |  ------------         ----------

The accompanying notes are an integral part of these financial statements.

                    STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of June 29, 2004 and for the thirteen and twenty-six weeks ended June 29, 2004 and the twelve and twenty-four weeks ended June 10, 2003 have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Successor Company as of June 29, 2004, and the results of its operations for the thirteen and twenty-six week periods ended June 29, 2004 and the twelve and twenty-four weeks ended June 10, 2003, and its cash flows for the twenty-six week period ended June 29, 2004 and the twenty-four weeks ended June 10, 2003, respectively. The results for the thirteen and twenty-six-week periods ended June 29, 2004 are not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

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

In February 2002, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On October 11, 2002, Pacific Basin Foods filed a petition under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court. The Plan was confirmed on December 19, 2003, and became effective on the Effective Date. For financial reporting purposes, the Company used an effective date of December 30, 2003. References in the balance sheet to "Predecessor Company" refer to the Company prior to and including December 30, 2003. References in the balance sheet of the "Successor Company" refer to the Company on and after December 31, 2003, after giving effect to the cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Successor Company in accordance with the Plan and implementation of "fresh start" accounting. References in the statement of operations and cash flows to the Predecessor Company refer to the Company prior to and including December 31, 2003. References in the statement of operations and cash flows to the Successor Company refer to the Company on and after January 1, 2004. The events which occurred during fiscal year 2003 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the "fresh start" accounting adjustments are described in "Company Restructuring" and "Reorganization and Fresh Start Adjustments" below.

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

PLAN INVESTORS

On August 13, 2003, the Company obtained and received Bankruptcy Court approval for a $5,000,000 senior secured convertible debtor-in-possession financing facility (the "DIP Loan") from Steakhouse Investors, LLC ("Steakhouse Investors") for payment of permitted pre-petition claims, working capital needs, letter of credit and other general corporate purposes. The DIP Loan required that the Company maintain certain financial covenants. The DIP Loan was subsequently distributed on an in-kind basis to the members of Steakhouse Investors, LLC. In addition, pursuant to the terms of the DIP Loan, the Company was required to accrue interest at a rate of 6% per annum, which was capitalized on each payment date and added to the outstanding principal until confirmation. Upon confirmation of the Plan, the principal amount of DIP Loan was converted into 90% of the newly issued common stock of the Company in exchange for a full and complete release of the Company's obligations under the DIP Loan other than interest.

CONFIRMATION OF PLAN OF REORGANIZATION

The Company commenced a balloting and solicitation process with respect to the Plan, which concluded December 3, 2003.

On the Effective Date the Company emerged from reorganization proceedings under Chapter 11 of the Bankruptcy Code pursuant to the terms of the Plan.

Upon confirmation of the Plan on the Effective Date, the entire balance of the DIP Loan, including accrued interest, became due and payable to Steakhouse Investors. Accordingly, the members of Steakhouse Investors received, in the aggregate, 4.5 million shares or 90% of the Company's newly issued common stock in exchange for a full and complete release of the Company's obligations under the DIP Loan, other than interest. The preferred stock, common stock, stock options, and warrants of the Company outstanding before confirmation of the Plan were all canceled on the Effective Date.

DISCHARGE OF LIABILITIES

On the Effective Date, all then-outstanding equity securities of the Company, as well as a substantial amount of its pre-petition liabilities, were cancelled. The newly authorized securities of the Company on the Effective Date pursuant to the Plan, consisted of 15,000,000 shares of common stock and 5,000,000 shares of new preferred stock. Of the shares of common stock authorized on the Effective Date, 500,000 have been committed, but not issued, for the benefit of certain unsecured creditors pursuant to the Plan in satisfaction of pre-petition claims, and 4.5 million shares were issued to members of Steakhouse Investors in exchange for $5,000,000 DIP Loan (other than interest).

All shares issued to members of Steakhouse Investors were issued without registration under the Securities Act of 1933 in reliance on the provision of
Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. As of the Effective Date, the Company is obligated to pay certain pre-petition liabilities as follows:

1 Priority tax claim in the amount of approximately $1,921,004 will be paid over a four-year period from the Effective Date with interest payable at 6% per annum.

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

A black line has been drawn in the accompanying condensed consolidated balance sheet between December 30, 2003 and June 29, 2004 to distinguish between the Predecessor Company and the Successor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Successor Company.

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

NOTE 3 - COMMITMENTS & CONTINGENCIES

On April 16, 2004, the Company's Board of Directors confirmed the appointments of Thomas A. Edler and Tod Lindner as members of the Compensation and Audit Committees, and adopted the Company Code of Ethics. The Board of Directors also ratified the decisions of the Compensation Committee to enter into employment agreements with three executives for three-year terms and adopted the 2004 Stock Option Incentive Plan, subject to shareholder approval.

The employment agreements require annual gross salary payments of $200,000, $156,000 and $150,000 respectively, for the three executives each of whom may be terminated without cause. However, in the event any agreement is terminated without cause, the Company is obligated to pay twelve months salary to the executive. The employment agreements also provide a set number of stock options subject to shareholder approval of the 2004 Stock Incentive Plan and an annual bonus for specific performance criteria, subject to the approval of the Compensation Committee of the Board of Directors.

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

As a consequence of the bankruptcy filing of the Debtors and Pacific Basin Foods, all pending litigation and claims against the Company were stayed. All such claims were classified and treated pursuant the Plan.

NOTE 4 -- DISCONTINUED OPERATIONS

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

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

During the twenty-six weeks ended June 29, 2004, the Company negotiated the sale of four restaurant leases and related property, plant and equipment for gross proceeds of $615,956. The sale of these restaurants was conducted through the Company's bankruptcy proceeding and was not finalized until February 2004. As a result of the Company's adoption of "fresh start" accounting as of December 31, 2003, the gain realized by the Company in connection with this transaction has been recorded as a reduction of goodwill.

NOTE 6 - EQUITY TRANSACTIONS

During the twenty-six weeks ended June 29, 2004, the Company granted a warrant to purchase 150,000 shares of common stock to its secured claim note holder. The warrant was granted in consideration of the Company's secured claim note holder extending the payment terms of its secured claim in the amount of $1,535,000. The warrant (i) is exercisable after November 1, 2004 (ii) has an exercise price of $1.11 per share (iii) and expires six years from the date of issuance. The Company has valued the warrants at $90,000, which represent the fair market value of consideration received. The value of the warrants has been recorded as a deferred financing cost, which will be amortized over six years, the extended payment terms of the note.

During the twenty-six weeks ended June 29, 2004, the Company granted options, which are subject to shareholder approval, to purchase in the aggregate 975,000 shares of common stock to employees with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company recorded deferred compensation charge of $1,404,000, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company's stock price as of the date of grant. The Company will amortize the deferred compensation charge over the vesting period of the options. As of June 30, 2004, the Company expensed $78,000 of the deferred compensation charge.

During the twenty-six weeks ended June 29, 2004, the Company granted options to purchase 100,000 shares of common stock to two members of its board of directors, which are subject to shareholder approval, with an exercise price of $1.11 per share. The options become exercisable on April 1, 2005. The Company recorded deferred compensation charge of $144,000, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company's stock price as of the date of grant. The Company will amortize the deferred compensation charge over the vesting period of the options. As of June 30, 2004, the Company expensed $24,000 of the deferred compensation charge.

During the twenty-six weeks ended June 29, 2004, the Company granted options, which are subject to shareholder approval, to purchase 250,000 shares of common stock to one of its stockholders for services to be rendered over a period of three years. The options have an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company uses the fair value method to measure the value of stock-based compensation issued to non-employees in accordance with SFAS 123 and EITF Issue No. 96-18. In accordance with such pronouncements all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, which ever is more reliable measurable. In connection with the issuance, the Company determined that the fair value of the stock options granted was a more reliable measure of value than the value of consideration received. Using the Black-Scholes option-pricing model the Company determined that the fair value of stock options granted was $407,109, which has recorded deferred compensation. The Company will amortize the deferred compensation charge over the vesting period of the options. As of June 30, 2004, the Company expensed $22,617 of the deferred compensation charge.

The table below represents a reconciliation of the Company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method (in thousands, except per share data):


                                                                              Thirteen weeks              Twelve weeks
                                                                                 Ended                        Ended
                                                                             June 29, 2004                June 10, 2003
                                                                           ----------------              ---------------
Net Loss
     As reported                                                           $      (292,924)              $     (162,426)

         Stock based employee compensation cost, net of
              related tax effects, included in reported
                 net loss                                                  $       102,000               $            -

         Stock based employee compensation cost, net of
              related tax effects, that would have been
              included in the determination of net loss if
              the fair value method had been applied                              (112,751)                     (63,450)

                  Pro Forma Net Loss                                       $      (303,675)              $     (225,876)

Earnings per common share
         Basic and diluted- as reported                                    $         (0.07)              $        (0.05)

         Stock based employee compensation cost, net of
         related tax effects, included in reported net loss                $          0.02               $            -




         Stock based employee compensation cost, net of
              related tax effects, that would have been
              included in the determination of net loss
              if the fair value method had been applied                    $         (0.02)              $        (0.02)

         Pro forma net loss                                                $         (0.07)              $        (0.07)




                                                                              Twenty-six                   Twenty-four
                                                                                Weeks                         Weeks
                                                                            June 29, 2004                June 10, 2003
                                                                           ----------------              ---------------
Net Income (loss)
     As reported                                                           $      (406,151)              $      716,458

         Stock based employee compensation cost, net of
         related tax effects, included in reported net loss                $       102,000               $            -

         Stock based employee compensation cost, net of
              related tax effects, that would have been
              included in the determination of net loss if
              the fair value method had been applied                              (112,751)                    (126,900)
                                                                           ---------------               --------------
                  PRO FORMA NET (LOSS) INCOME                              $      (416,902)              $      589,558
                                                                           ===============               ==============
Earnings per common share
         Basic and diluted - as reported                                   $         (0.07)              $         0.21

         Stock based employee compensation cost, net of
         related tax effects, included in reported net loss                $          0.02               $            -

         Stock based employee compensation cost, net of
              related tax effects, that would have been
              included in the determination of net income(loss) if
              the fair value method had been applied                       $         (0.02)              $        (0.04)

         Proforma                                                          $          0.07               $         0.17



NOTE 7 -- INCOME TAXES

Significant components of the provision for taxes based on income for the thirteen weeks ended June 29, 2004 were as follows:


Current
  Federal                                   -
  State                          $     43,987
                                 ------------
                                       43,987
                                 ------------
Deferred
  Federal                                   -
  State                                     0
                                 ------------
                                            0
                                 ------------
PROVISION FOR
INCOME TAXES                     $     43,987
                                 ============

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the quarter ended June 29, 2004 is as follows:


Income tax provision
  computed at federal
  statutory tax rate                     34.0%
State taxes, net of
  federal benefit                      (19.61)
Purchase Adjustment - Goodwill         (31.55)
Increase in valuation
  reserve and
  other                                (12.54)
                                 ------------
    TOTAL                              (29.70)%
                                 ============

The December 30, 2003, income tax disclosures have not been included, as the amounts are not considered to be comparative as a result of change in ownership resulting from the Company's emergence from bankruptcy and the Company's adoption of fresh start accounting. The estimates used to calculate the tax provision is not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

As a result of the Reorganization pursuant to the Plan, certain of the deferred tax assets, liabilities, and valuation will be adjusted. All amounts will be fully reserved for and presented accordingly in the financial statements.

The Company has remaining net operating loss carry-forwards, after carry-backs, of approximately $3,949,995 for federal income tax and $1,053,332 for state income tax, which will begin expiring in 2017.

The Reorganization of the Company on the Effective Date constituted a change of ownership pursuant to Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation's capital stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Successor Company's future ability to utilize any remaining NOL's and tax credits generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change.

NOTE  8  -- PRO FORMA STATEMENT OF OPERATIONS - CORE RESTAURANTS

The following table shows the operating performance of the core restaurants only for the twelve and twenty-four weeks ended June 10, 2003 and the thirteen and twenty-six weeks ended June 29, 2004.

                                                            Successor Company               Predecessor Company
                                                            -----------------               -------------------
                                                       Thirteen      Twenty-six          Twelve        Twenty-four
                                                         Weeks         Weeks              Weeks           Weeks
                                                     ended June 29, ended June 29,     ended June 10, ended June 10,
                                                         2004          2004                2003             2003
                                                      -------------------------      -----------------------------
                                                      (Unaudited)  (Unaudited)          (Unaudited)    (Unaudited)

 Core Restaurant Revenue, net                         14,318,019     27,932,075          12,504,577    24,929,405
 Restaurant Costs of Sales
 Food and beverage - core restaurants                  5,013,729      9,726,512           4,250,189     8,536,193
 Personnel costs - core restaurants                    4,665,332      9,225,454           4,102,362     8,221,476
 Direct operating costs - core restaurants             3,064,029      5,663,104           2,534,103     5,081,480
 Depreciation & amortization - core restaurants          306,464        621,965             313,149       606,798
                                                     -----------      ---------         -----------    ----------
 Total Costs of Sales                                 13,049,554     25,237,035          11,199,803    22,445,947
 Gross Profit                                          1,268,456      2,695,040           1,304,774     2,483,458



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. In February 2002, the Debtors filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. On the Effective Date, the Debtors emerged from bankruptcy protection pursuant to the Bankruptcy Court's confirmation of the Plan. The operation of the Company following emergence from Bankruptcy Court protection involves risks and uncertainties, including uncertainties associated with the ability of the Company to successfully emerge from bankruptcy and disruptions to the Company's business relationships during the restructuring process. Other risks and uncertainties include the strength of the recovery of the U.S. economy, trends affecting the Company's financial condition or results of operations, the Company's operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the herein under the heading "Risk Factors." For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company's actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management's discussion and analysis of certain significant factors, which have effected the results of operations and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

BACKGROUND

The Company, currently operates 25 full-service steakhouse restaurants located in eight states. The Company's restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company's average dinner check is $25.12 (including alcoholic beverages) and it currently serves approximately 2.5 million meals annually. The Company operates principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack's and Carvers. The Company's management believes that its emphasis on quality service and the limited menu of its restaurants, with its concentration on high quality USDA choice-graded steaks and prime ribs, distinguishes the Company's restaurants and presents an opportunity for significant growth after its emergence from the reorganization process described below under "Bankruptcy Filing".

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

During the reorganization, the Company continued to manage its properties and operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

As a consequence to the filing, all pending litigation and claims against the Company were stayed, and no party was permitted to take action to realize its pre-petition claim, except pursuant to the order of the Bankruptcy Code. While enjoying the protection of this stay, the Company disposed of under performing assets and sought third party participation in funding a plan. In July, 2003, the Bankruptcy Court approved a DIP Loan and the general terms pursuant to which a Plan would be approved, as more fully described below. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The Plan provided for no distribution to equity holders, but rather provided for distribution of equity upon confirmation to Steakhouse Investors, LLC ("Steakhouse Investors") and creditors, as more fully described below.

In the Fall of 2003, the Company commenced a balloting and solicitation process with respect to the Plan, which concluded in December 2003. On December 19, 2003, the Plan was confirmed by the Bankruptcy Court. Upon the Effective Date, the entire balance of the DIP Loan of $5,000,000, including accrued interest, became due and payable to Steakhouse Investors. Steakhouse Investors converted the principal amount of the DIP Loan into 90% (4.5 million shares) of the newly issued common stock of the Company in exchange for a full and complete release of the Company's obligations under the DIP Loan except interest. The Plan provided that all of the Company's preferred stock, common stock, stock options, and warrants of the Company outstanding prior to the Effective Date be canceled. In addition, all of the Company's pre-petition liabilities were completely restructured by the Plan, whereby the Company is obligated to pay the following claims according to the Plan as set forth below:

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales for core restaurants only (as stated in Note 8), certain items in the Company's condensed consolidated statements of operations for the indicated periods:



                              SUCCESSOR COMPANY          PREDECESSOR COMPANY
                            ---------------------        -------------------
                         THIRTEEN WEEKS  TWENTY-SIX  TWELVE WEEKS  TWENTY-FOUR
                             ENDED      WEEKS ENDED      ENDED     WEEKS ENDED
                            June 29,       June 29,    June 10,      JUNE 10,
                              2004          2004         2003          2003
                          -----------   -----------   ----------     ----------
Revenue                      100.0%        100.0%       100.0%       100.0%
Discounts                      2.3%          2.6%         2.6%         2.7%
Net Revenues                  97.7%         97.4%        97.4%        97.3%


Cost of Sales
  Food & Liquor costs         35.0%         34.8%        34.0%        34.2%
  Personnel Costs             32.6%         33.0%        32.8%        33.0%
  Direct Operating Cost       21.4%         20.3%        20.3%        20.4%
  Depreciation                 2.1%          2.2%         2.5%         2.4%

Gross Margin                   8.9%          9.6%        10.4%        10.0%

General & Administrative       8.5%          8.0%         8.0%         9.8%

Interest Expense               2.4%          2.3%         4.7%         4.9%

Other                          0.0%          0.8%        (1.0%)       (7.6%)

Net Income (Loss)             (2.0%)        (1.5%)       (1.3%)        2.9%


Factors that have affected the results of operations for the thirteen-weeks and twenty-six weeks of fiscal 2004 for the Company as compared to the twelve-weeks and twenty-four weeks of fiscal 2003 for the Company are discussed below.

THIRTEEN WEEKS ENDED JUNE 29, 2004 COMPARED TO TWELVE WEEKS ENDED JUNE 10, 2003

Revenues for the thirteen-week period ended June 29, 2004 decreased $3,730,193 to $14,318,019 for the thirteen-week period in 2004 or 20.7% from $18,048,212 for the twelve-week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. However, the revenue for Paragon's core restaurants increased $1,813,442 or 14.5% for the same periods as described above. The chief reason for this increase was Paragon same-store sales increased 4.7% for the 25 comparable core units in 2004 versus the same thirteen-week period in 2003 and the change in the accounting year.

Food and beverage costs for the thirteen-week period ended June 29, 2004 decreased $1,481,432 to $5,013,729 for the thirteen-week period in 2004 or 22.8% from $6,495,161 for the twelve-week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Food and beverage costs as a percentage of restaurant revenues for the core restaurants were 34.0% for the twelve-week period ended June 10, 2003 compared to 35.0% for the thirteen-week period in 2004. Food costs in relation to sales increased by 2.9%. Beef, dairy and produce prices increased significantly during the period. The Company is actively reviewing fundamentals to reducing food and beverage and related costs over time without affecting the dining experience. The Company also increased menu prices in June 2004 to improve profitability.

Payroll and payroll related costs for the thirteen-week period ended June 29, 2004 decreased $1,705,436 to $4,665,332 for the thirteen-week period in 2004 or 26.8% from $6,370,768 for the twelve-week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Payroll and payroll related costs for the 25 core restaurants remained relatively constant to revenue between the two quarters just ended June 29, 2004 and same period 2003.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirteen-week period ended June 29, 2004 decreased $1,088,508 to $3,064,029 for the thirteen-week period in 2004 or 26.2% from $4,152,537 for the twelve-week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. These costs as a percentage of core restaurant revenues were 20.3% for the twelve-week period ended June 10, 2003 compared to 21.4% for the thirteen-week period in 2004. The chief causes for the increase were costs associated with utilities, credit card fees, general insurance, marketing and rent increases in a number of the stores during the period. To offset the additional costs, the Company increased its menu prices in June 2004.

Depreciation and amortization for the thirteen-week period ended June 29, 2004 decreased $114,073 to $306,464 for the same period in 2004 or 27.1% from $420,537 for the twelve-week period ended June 10, 2003. The decrease is principally due to the sale or rejection of 20 restaurants. Depreciation for the core restaurants remained relatively constant between the two quarters just ended June 29, 2004 and same period 2003.

General and administrative expenses for the thirteen-week period ended June 29, 2004 decreased $204,885 to $1,210,448 for the thirteen-week period in 2004 or 20.4% from $1,005,563 for the twelve-week period ended June 10, 2003. These costs as a percentage of core restaurants revenues were 8.0% for the twelve-week period ended June 10, 2003 compared to 8.5% for the same period in 2004. The chief reason for the increase in general and administrative expense is associated with the amortization of $124,000 of compensation expense in connection with stock options granted in the money and additional audit and legal expenses associated with the Company's filings not done during the bankruptcy period as well as current SEC requirements.

Other income (expenses) for the thirteen-week period ended June 29, 2004 decreased $266,834 to $332,941 for the same period in 2004 or 44.5% from $599,775 for the twelve-week period ended June 10, 2003. The chief reason for this decrease was the restructuring of all the debt (except capital lease interest) by the Company in accordance with the terms set forth in the Plan.

As reorganization items for the thirteen-week period ended June 29, 2004 were included in "fresh start" accounting as an offset to Goodwill, there was no effect on current period numbers. For the twelve-week period ended June 10, 2003 the reorganization items was a gain of $863,703,which resulted from the rejection and sale of selected restaurants as part of our restructuring efforts.

Net loss for the thirteen-week period ended June 29, 2004 increased $130,498 to a net loss of $292,924 for the thirteen-week period in 2004 from a net loss of $162,426 for the twelve-week period ended June 10, 2003. The loss for the thirteen-week period ended June 29, 2004 was chiefly the result of the amortization of stock options expense and increases in beef, dairy and produce prices.

TWENTY-SIX WEEKS ENDED JUNE 29, 2004 COMPARED TO TWENTY-FOUR WEEKS ENDED JUNE 10, 2003

Revenues for the twenty-six week period ended June 29, 2004 decreased $9,452,059 to $28,477,418 for the twenty-six week period in 2004 or 24.9% from $37,929,477 for the twenty-four week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. However, the revenue for Paragon's core restaurants increased $3,002,670 or 12.0% for the same periods described above. The chief reason for this increase was Paragon same-store sales increased 4.4% for the 25 comparable core units in 2004 versus the same thirteen-week period in 2003 and the change in the accounting year.

Food and beverage costs for the twenty-six week period ended June 29, 2004 decreased $3,522,757 to $9,986,709 for the twenty-six week period in 2004 or 26.1% from $13,509,466 for the twenty-four week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Food and beverage costs as a percentage of restaurant revenues for the core restaurants were 34.2% for the twenty-four week period ended June 10, 2003 compared to 34.8% for the twenty-six week period in 2004. The chief cause of the increase was beef, dairy and produce prices increased significantly during the period. The Company is actively reviewing fundamentals to reducing food and beverage and related costs over time without affecting the dining experience. The Company also increased menu prices in June 2004 to improve profitability.

Payroll and payroll related costs for the twenty-six week period ended June 29, 2004 decreased $3,750,440 to $9,599,485 for the twenty-six week period in 2004 or 28.1% from $13,349,925 for the twenty-four week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Restaurant payroll and payroll related costs as a percentage of revenue for the core restaurants was 33.0% for the twenty-four week period ended June 10, 2003 compared to 33.0% for the twenty-six week period in 2004. Payroll and payroll related costs for the core restaurants remained relatively constant to revenue between the two quarters just ended June 29, 2004 and same period 2003.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the twenty-six week period ended June 29, 2004 decreased $2,903,970 to $5,845,884 for the twenty-six week period in 2004 or 33.2% from $8,749,854 for the twenty-four week period ended June 10, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. These costs as a percentage of core restaurant revenues were 20.4% for the twenty-four week period ended June 10, 2003 compared to 20.3% for the twenty-six period in 2004. Direct operating costs for the core restaurants remained relatively constant to revenue between the two quarters just ended June 29, 2004 and same period 2003.

Depreciation and amortization for the twenty-six week period ended June 29, 2004 decreased $283,181 to $632,059 for the same period in 2004 or 30.9% from $915,240 for the twenty-four week period ended June 10, 2003. The decrease is principally due to the sale or rejection of 20 restaurants. Depreciation for the core restaurants remained relatively constant between the two quarters just ended June 29, 2004 and same period 2003.

General and administrative expenses for the twenty-six week period ended June 29, 2004 decreased $218,853 to $2,225,877 for the twenty-six week period in 2004 or 9.0% from $2,444,730 for the twenty-four week period ended June 10, 2003. These costs as a percentage of core restaurants revenues were 9.8% for the twenty-four week period ended June 10, 2003 compared to 8.0% for the same period in 2004. The chief reason for the reduction in general and administrative expense is staffing reductions (i.e., district leader in the Midwest, director at corporate, purchasing manager, etc.) partially offset by the amortization of $124,000 of compensation expense in connection with stock options granted in the money.

Other income (expenses) for the twenty-six week period ended June 29, 2004 decreased $588,796 to $549,568 for the same period in 2004 or 51.7% from $1,138,364 for the twenty-four week period ended June 10, 2003. The chief reason for this decrease was the restructuring of all the debt (except capital lease interest) by the Company in accordance with the terms set forth in the Plan.

As reorganization items for the twenty-six week period ended June 29, 2004 were included in "fresh start" accounting as an offset to Goodwill, there was no effect on current period numbers. For the twenty-four week period ended June 10, 2003 the reorganization items was a gain of $1,896,897.

There was no gain from discontinued operations for the twenty-six week period ended June 29, 2004. Gain from discontinued operations for the twenty-four week period ended June 10, 2003 was $1,057,463. On October 11, 2002 when Pacific Basin Foods ceased operations and filed for Chapter 7 with the Bankruptcy Court. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods had legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net loss for the twenty-six week period ended June 29, 2004 increased $1,122,409 to a net loss of $406,151 for the twenty-six week period in 2004 from a net gain of $716,458 for the twenty-four week period ended June 10, 2003. The loss for the twenty-six week period ended June 29, 2004 was chiefly the result of operating and then disposing (timing issues as part of the Plan) of under performing restaurants in the first quarter of 2004 and the increased amortization of stock options and increases in beef, dairy and produce prices. Restaurants disposed of in 2004 contributed a combined loss of $281,759. The income for the twenty-four week period ended June 10, 2003 is entirely due to recognizing the net liability of Pacific Basin Foods that remained on the Company's books as of December 24, 2002 as a one-time income of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $0 at June 29, 2004. Our operating activities for the twenty-six weeks ended June 29, 2004 used $2.0 million. Most of the cash was used to pay certain pre-petition liabilities in accordance with the Plan. Without these payments, the Company believes that the cash flow from operations should be more than sufficient to fund its operations at current levels and fund its repayment obligations pursuant to the Plan during the remainder of fiscal 2004. The Company's highest cash generation quarters from operations are the second and fourth quarters. The Company expects to meet its upcoming Plan payments through a combination of cash generated from operations, borrowings, and equity sales.

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

IMPACT OF INFLATION

The primary inflationary factors affecting the Company's operations include beef, dairy, food and labor costs. The Company's restaurant personnel are paid at the federal and state established minimum wage levels and accordingly, changes in such wage level affect the Company' s labor costs. As costs of food and labor have increased, the Company will be seeking to offset those increases through economies of scale and/or increases in menu prices, although there is no assurance that such offsets will continue. To date, inflation has not had a material impact on loss from operations.

CRITICAL ACCOUNTING POLICIES

The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

NEW REPORTING ENTITY AND ADOPTION OF FRESH START ACCOUNTING

The Company's emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position ("SOP") No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The condensed consolidated financial statements as of and for the quarter ended June 29, 2004 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting.

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

A black line has been drawn in the accompanying condensed consolidated balance sheet between December 30, 2003 and June 29, 2004 to distinguish between the Successor Company and the Predecessor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Successor Company.

These adjustments for "fresh start" accounting were based upon the work of outside appraisers, as well as internal valuation estimates using discounted cash flow analyses, to determine the relative fair values of the Company's assets and liabilities and are not expected to differ materially.

SELF-INSURANCE

In the past the Company was self-insured for certain losses related to general liability and workers' compensation. The Company maintained stop loss coverage with third party insurers to limit its total exposure. The self-insurance liability represents an estimate of the ultimate cost of old claims incurred as of the balance sheet date. The estimated liability is based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate. If for any reason in the final settlement of these old claims the results differ from our estimates, our financial results could be impacted.

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

      RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

OUR PRIOR BANKRUPTCY COULD HINDER OUR ABILITY TO NEGOTIATE EFFECTIVELY WITH THIRD PARTIES AND COULD ADVERSELY AFFECT OUR OPERATIONS GOING FORWARD.

In February 2002 we, along with our wholly owned subsidiary Paragon and its subsidiaries, filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filings had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance. Though we have emerged from Chapter 11, the distribution of shares to the general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. Until this process is complete, we will continue to incur expenses with respect to the reorganization process.

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

THE COMPANY MAY NOT HAVE SUFFICENT CASH RESERVES TO MAINTAIN ITS OPERATIONS AND FUND ITS OPERATIONS AND FUND ITS OBLIGATIONS.

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

WE FACE RISKS ASSOCIATED WITH THE EXPANSION OF OUR OPERATIONS.

The success of our business depends on our ability to expand the number of our restaurants, either by developing or acquiring additional restaurants. Our success also depends on our ability to operate and manage successfully our growing operations. Our ability to expand successfully will depend upon a number of factors, including the following:

*  the availability and cost of suitable restaurant locations for development;
*  the availability of restaurant acquisition opportunities;
* the hiring, training, and retention of additional management and restaurant personnel;
*  the availability of adequate financing;
* the continued development and implementation of management information systems;
*  competitive factors; and
*  general economic and business conditions.

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

Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter, Hunter Steakhouse, Mountain Jack's, Carvers restaurants' menus, or by specific events such as the outbreak or scare caused by "mad cow disease." If we were to have to modify the emphasis on beef in our restaurants' menus, we may lose customers who would be less satisfied with a modified menu, and we may not be able to attract a new customer base to generate the necessary revenues to maintain our income from restaurant operations. A change in our menus may also result in us having different competitors. We may not be able to successfully compete against established competitors in the general restaurant market. Our success also depends on various factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States participation in military activities. Adverse changes in these factors could reduce our customer base and spending patterns, either of which could reduce our revenues and results of operations.

INCREASES IN FEDERAL AND STATE STATUTORY MINIMUM WAGES COULD INCREASE OUR EXPENSES, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Certain states have each increased their state minimum wages to a level that significantly exceeded the Federal minimum wage. These recent increases in the state statutory minimum wage and any future federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees' wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

THE FAILURE TO ENFORCE AND MAINTAIN OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR ABILITY TO ESTABLISH AND MAINTAIN BRAND AWARENESS.

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks. Our wholly owned subsidiary, Paragon of Michigan, Inc., has registered, among others, the names Hungry Hunter, Mountain Jack's and Carvers. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of the trademarks or service marks that we believe could materially affect us; we cannot assure you that we will be free from such infringements in the future.

The names "Hungry Hunter", "Mountain Jack's" and "Carvers" represent our core concept. The termination of our right to use this name or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS BEYOND OUR CONTROL.

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

*  the amount of sales contributed by new and existing restaurants;
*  the timing of new openings;
*  increases in the cost of key food or beverage products;
*  labor costs for our personnel;
* our ability to achieve and sustain profitability on a quarterly or annual basis;
*  consumer confidence and changes in consumer preferences;
*  health concerns, including adverse publicity concerning food-related illness;

* the level of competition from existing or new competitors in the our segment of the restaurant industry; and
* economic conditions generally and in each of the market in which we are located.

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

INTEREST RATE SENSITIVITY. As of June 29, 2004, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President, who serves as the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls, and procedures were effective.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Effective as of April 29, 2004 the new trading symbol for the Company's common stock is "STPK.PK"

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

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

                            STEAKHOUSE PARTNERS INC.


By: /s/ A Stone Douglass              By: /s/ Joseph L Wulkowicz
...................................    ........................................
A Stone Douglass                      Joseph L Wulkowicz
President, Secretary and Director     Vice President and Chief Financial Officer
(Serving as principal executive       (Serving as principal financial and
officer)                              accounting officer)