Form 10-K/A
period 2003-12-30
STEAKHOUSE PARTNERS INC
filed 2004-08-17
CIK 1017156

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                   FORM 10-K/A

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

Aggregate market value of voting stock held by non-affiliates: $4,547,400. Indicate the number of shares outstanding of each of the registrant's classes of common stock: 4,500,000 shares of common stock (exclusive of 500,000 shares of common stock committed, but not issued, for the benefit of certain unsecured creditors).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: |_| YES |X| NO

    APPLICABLE TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of Securities under a plan confirmed by a court: |X| YES |_| NO

                                EXPLANATORY NOTE

         The purpose of this Amendment to Steakhouse Partners, Inc.'s Form 10-K for the year ended December 30, 2003, is to file required PART III information. We originally expected to incorporate this PART III information from our definitive Proxy Statement, however our definitive Proxy Statement will not be filed until September. Accordingly, the following PART III information is filed to amend and replace the originally filed PART III information in our Form 10-K for the year ended December 30, 2003, as originally filed on April 28, 2004.

         As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A and a revised List of Exhibits is included.

         For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, each item of our Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on April 28, 2004, that was affected by this amendment, has been amended and restated in its entirety. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in our original Form 10-K, except as may be required to reflect such amendments.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the Company's directors and executive officers.


NAME                                AGE   POSITION

---------------------------------- ------ ------------------------------------------------------------------
A. Stone Douglass  (1)              57    President and Chief Executive Officer
Joseph L. Wulkowicz                 53    Vice President, Chief Financial Officer and Assistant Secretary
Susan Schulze-Claasen               51    Vice President, General Counsel and Secretary
Edgar Tod Lindner (1)(2)(3)         59    Director
Thomas A. Edler  (2)(3)             61    Director


(1) Member of the Nominating Committee.
(2) Member of the Compensation Committee.
(3) Member of the Audit Committee.

The following is a brief summary of the background of the Company's directors and executive officers.

A. STONE DOUGLASS. Mr. Douglass was appointed as the Company's President and Chief Executive Officer, effective as of July 20, 2003, pursuant to the terms of a post-petition debtor-in-possession financing agreement entered into by the Company and the order of the Bankruptcy Court, entered on August 13, 2003. Mr. Douglass is an accomplished merchant banker and distressed business management consultant. Mr. Douglass has over 30 years of experience in finance and managing public and private companies, including acting as director and/or interim chief executive officer of companies reorganized in bankruptcy. Mr. Douglass is a Managing Director of Compass Partners, L.L.C., a merchant bank specializing in restructuring and bankruptcy reorganization. Mr. Douglass is also Chairman of Duck's Nest Investments, Inc., a private investment and merchant bank. From July 2002 to May 2003, Mr. Douglass was Chief Operating Officer of ACE Audiovisual, Inc., a commercial integrator of audiovisual products. From June 2001 to June 2002, Mr. Douglass was President of Inline Orthodontix, an orthodontic productions distribution company. From October 2000 to August 2001, Mr. Douglass was President and Chief Executive Officer of VisionAmerica, Inc. (AMEX: VISN), an optometric physicians practice management company. From August 1998 to May 2001, Mr. Douglass was also President and Chief Executive Officer of Apple Orthodontix, Inc. (AMEX: AOI), an orthodontic practice management company. Mr. Douglass also has served as a director of Neocork Technologies, Inc., since February 2004. Mr. Douglass earned a Bachelor of Science degree in Business Management from Farleigh Dickinson University in 1970.

JOSEPH L. WULKOWICZ. Mr. Wulkowicz was appointed as the Company's Chief Financial Officer and Assistant Secretary in December 2003 upon confirmation of the Plan of Reorganization. Since November 1999, Mr. Wulkowicz has served as Chief Financial Officer and Assistant Secretary of the Company. Mr. Wulkowicz served as the Chief Financial Officer of McArthur/HTC International, a leading importer and marketer of sports and promotional products, from January 1997 through November 1999. Mr. Wulkowicz earned a Masters in Business Administration in Finance from DePaul University Graduate School of Business in 1976.

SUSAN SCHULZE-CLAASEN. Ms. Schulze-Claasen was appointed as the Company's Vice President, General Counsel and Secretary upon confirmation of the Plan of Reorganization. Ms. Schulze-Claasen has served as Vice President-General Counsel and Assistant Secretary of Paragon Steakhouse Restaurants, Inc. since June 1985. Ms Schulze-Claasen holds a master's degrees in Business from CLU earned in 1984, and a Juris Doctorate from Valparaiso University, School of Law in 1979.

EDGAR TOD LINDNER. Mr. Lindner has been a director of the Company since February 1999. Mr. Lindner has been the Director - Private Placements with Jane Capital Partners since April 2003. Prior to joining Jane Capital Partners, Mr. Lindner was the managing director of Pentech Capital Markets Group since May 1999. Prior to joining Pentech Capital Markets Group, Mr. Lindner was a managing director of Ally Capital Group Inc., an investment-banking firm, from May 1996 to April 1999. Mr. Lindner also served as a director of Neocork Technologies, Inc., from August 2002 until December 2003. Mr. Lindner received his Bachelor of Science in Finance and Banking from the University of Oregon in 1966.

THOMAS A. EDLER. Mr. Edler has been a director of the Company since May 1998. Mr. Edler has been President and Chief Executive Officer of Pacific Coast Advisers, Inc. since September 1999. In addition, Mr. Edler served as Senior Vice President of Capitol Bay Securities, a regional investment-banking firm, from May 1999 to January 2001. Mr. Edler received his Bachelor of Science degree from Indiana University in 1966, with subsequent post-graduate studies at the University of Southern California in 1969. Mr. Edler served as an officer in the United States Air Force for four years immediately following college.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting the Company's independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the Company's independent auditors and the Company's accounting practices. Mr. Lindner and Mr. Edler are members of the Audit Committee and are non-employee directors.

The Compensation Committee reviews and approves the compensation and benefits of the Company's key executive officers, administers the Company's employee benefit plans and makes recommendations to the Board of Directors regarding such matters. Mr. Lindner and Mr. Edler are members of the Compensation Committee.

The Nominating Committee reviews and assesses the composition of the Board of Directors, assists in identifying potential new candidates for director and nominates candidates for election to the Board of Directors. The Nominating Committee currently consists of Mr. Douglass and Mr. Lindner.

AUDIT COMMITTEE FINANCIAL EXPERT

Under new rules of the SEC, companies are required to disclose whether their audit committees have an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K under the Exchange Act and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Mr. Lindner is a "financial expert" and is also "independent."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose any reporting violations with respect to the 2003 fiscal year which came to the Company's attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to the Company. Based solely on review of such forms received by the Company, the Company believes that all required reports for the 2003 fiscal year have been timely filed.

CODE OF ETHICS

The Company has adopted a written Code of Ethics (the "Code of Ethics") that applies to the Company's President and Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is available on the Company's website at www.paragonsteak.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on the Company's website promptly following the date of such amendment or waiver.

CODE OF CONDUCT

The Company has adopted a Code of Conduct that applies to all employees, including all executive officers and senior financial officers and directors. Print copies of the Company's Code of Conduct are available to any shareholder that requests a copy. Any amendment to the Code of Conduct or any waiver of the Code of Conduct will be disclosed promptly following the date of such amendment or waiver pursuant to a Form 8-K filing with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the total compensation paid or accrued by the Company, for services rendered during the year ended December 30, 2003, to the Company's President and Chief Executive Officer, and to two of the other most highly compensated executive officers whose total cash compensation for the year ended December 30, 2003 exceeded $100,000 (the "Named Executive Officer").


------------------------------- --------------------------------------------- -------------------------------------- ---------------
                                            ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
------------------------------- --------------------------------------------- -------------------------------------- ---------------
                                                                              RESTRICTED    SECURITIES
                                                               OTHER ANNUAL      STOCK      UNDERLYING      LTIP       ALL OTHER
 NAME AND PRINCIPAL POSITION      YEAR     SALARY    BONUS     COMPENSATION     AWARDS       OPTIONS/      PAYOUTS    COMPENSATION
                                             ($)       ($)         ($)            ($)          SARS          ($)           ($)
                                                                                                (#)
------------------------------- --------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
A. Stone Douglass (1)             2003     $81,543     --                  --           --             --         --     9,186
    President and Chief
    Executive Officer

------------------------------- --------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
Hiram J. Woo                      2003    $131,534     --                 --            --             --         --     $16,009
    Former Chief Executive        2002    $199,195     --                 --            --             --         --     $27,136
    Officer(2)                    2001    $197,226                  $206,705            --             --         --     $27,444

------------------------------- --------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
Joseph Wulkowicz (3)              2003    $130,007     --                 --            --             --         --      $4,800
    Chief Financial Officer,      2002    $128,316     --                 --            --             --         --      $4,800
    Vice President and            2001    $135,000     --                 --            --             --         --      $4,984
    Assistant Secretary

------------------------------- --------- ---------- -------- --------------- ------------ -------------- ---------- ---------------
 Susan Schulze-Claasen (4)        2003    $125,015     --                 --            --             --         --     $12,000
    Vice President, General       2002    $115,062     --                 --            --             --         --     $12,000
    Counsel and Secretary         2001    $ 90,346     --                 --            --             --         --     $12,462

------------------------------- --------- ---------- -------- --------------- ------------ -------------- ---------- ---------------


The chart reflects all cash and non-cash compensation in salary and bonus categories and that there is no other annual compensation as salary or bonus (including other personal benefits).

(1) Mr. Douglass commenced serving as President and Chief Executive Officer effective as of July 30, 2003.

(2) On February 14, 2002, the Company's Board of Directors eliminated the Chief Executive Officer position. Mr. Hiram J. Woo continued as the Company's President until July 29, 2003, and was responsible for its day-to-day operations. Mr. Woo also served as the Company's principal financial and accounting officer.

(3) Mr. Wulkowicz commenced serving as Chief financial Officer as of the effective date of the Plan of Reorganization, December 31, 2003. The salary and other compensation are for prior positions with the Company.
(4) Ms. Schulze-Claasen commenced serving as General Counsel as of the effective date of the Plan of Reorganization, December 31, 2003. The salary and other compensation are for prior positions with the Company.

OPTION GRANTS IN LAST FISCAL YEAR

There were no options granted by the Company to any of the Named Executive Officers during the year ended December 30, 2003. Furthermore, pursuant to the Plan of Reorganization, all outstanding options were cancelled upon the Company's emergence from bankruptcy and no holders of any cancelled options received distributions under the Plan of Reorganization.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth information concerning the exercise of stock options during the 2003 fiscal year by each of the Named Executive Officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Named Executive Officers during this period.

                                             NUMBER OF                               VALUE OF UNEXERCISED
                                       SECURITIES UNDERLYING                         IN-THE-MONEY OPTIONS
                                        UNEXERCISED OPTIONS                        AT DECEMBER 30, 2003 (1)
                                       AT DECEMBER 30, 2003
--------------------------- -------------------- ----------------------- ---------------------- ----------------------
Name                            Exercisable          Unexercisable            Exercisable           Unexercisable
--------------------------- -------------------- ----------------------- ---------------------- ----------------------
A. Stone Douglass                   --                     --                     --                     --

--------------------------- -------------------- ----------------------- ---------------------- ----------------------
Hiram J. Woo                        --                     --                     --                     --

--------------------------- -------------------- ----------------------- ---------------------- ----------------------
Joseph Wulkowicz                    --                     --                     --                     --

--------------------------- -------------------- ----------------------- ---------------------- ----------------------
Susan Schulze-Claasen               --                     --                     --                     --

--------------------------- -------------------- ----------------------- ---------------------- ----------------------


(1) Based on the December 30, 2003 closing price of $0.00 per share of Common Stock as reported on the Over the Counter Bulletin Board. There were no in-the-money options.

DIRECTOR COMPENSATION

Directors may be reimbursed for any out-of-pocket expenses they incur in the performance of their Company responsibilities. Directors receive no other options or compensation for their service.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

The Company entered into a three-year employment agreement dated as of April 1, 2004 with Mr. Douglass to serve as the Company's President and Chief Executive Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Douglass or the Company. The agreement provides for a minimum annual salary of $200,000, and an annual bonus at the discretion of the Board of Directors. In the event Mr. Douglass's employment period is terminated as a result of his death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Mr. Douglass will be entitled to receive his base salary of $200,000 through the date of termination and for the one-year period following the date of termination. In the event Mr. Douglass's employment is terminated by the Company for a reason other than for cause (as defined in the agreement) or a change of control, Mr. Douglass will be entitled to receive his base salary through the third anniversary date of his employment agreement. Additionally, the agreement contains non-compete and non-solicitation provisions which provide the Mr. Douglass will not compete during the period in which he is either receiving compensation from the Company, or has been terminated for cause. Mr. Douglass's employment agreement also provides that during the term of his employment the Company will nominate, and use its best efforts to elect, Mr. Douglass to serve as a member of the Company's Board of Directors.

The Company entered into a three-year employment agreement dated as of April 1, 2004 with Mr. Wulkowicz to serve as Vice President - Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Wulkowicz or the Company. The agreement provides for a minimum annual salary of $155,000, and an annual bonus at the discretion of the Board of Directors. In the event Mr. Wulkowicz's employment period is terminated as a result of his death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Mr. Wulkowicz will be entitled to receive his base salary through the date of termination and for the period of one-year following the date of termination. In the event Mr. Wulkowicz's employment is terminated by the Company for a reason other than for cause (as defined in the agreement) or a change of control, Mr. Wulkowicz will be entitled to receive the lesser of: (i) his base salary through the third anniversary date of his employment agreement; and (ii) his base salary for a period of 12 months after the date of termination. Additionally, the agreement contains a non-solicitation provision.

The Company entered into a three-year employment agreement dated as of April 1, 2004 with Ms. Schulze-Claasen to serve as Vice President and General Counsel. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Ms. Schulze-Claasen or the Company. The agreement provides for a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event Ms. Schulze-Claasen's employment period is terminated as a result of her death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Ms. Schulze-Claasen will be entitled to receive her base salary through the date of termination and for the period of one-year following the date of termination. In the event Ms. Schulze-Claasen's employment is terminated by the Company for a reason other than for cause (as defined in the agreement) or a change of control, Ms. Schulze-Claasen will be entitled to receive the lesser of: (i) her base salary through the third anniversary date of her employment agreement; and (ii) her base salary for a period of 12 months after the date of termination. Additionally, the agreement contains a non-solicitation provision.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has established a Compensation Committee, which is responsible for decisions regarding salaries, incentive compensation, stock options and other matters regarding the Company's executive officers and employees. During 2003, the Compensation Committee members included Messrs. Lindner and Edler. During 2003, no member of the Compensation Committee was an employee of the Company, or any of the Company's subsidiaries. The current Compensation Committee members include Messrs. Lindner and Edler, neither of whom is an employee of the Company. None of the Company's executive officers serve as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of the Compensation Committee or Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE POLICIES AND PRACTICES

      SCOPE OF THE COMMITTEE'S WORK

      The Compensation Committee of the Board of Directors reviews and approves the Company's executive compensation philosophy and policies and applies those policies to the compensation of executive officers. The current members of the Compensation Committee are Messrs. Lindner and Edler. The Compensation Committee believes that the compensation programs for the Company's executive officers should reflect the Company's performance and the value created for the Company's stockholders. In addition, the Compensation Committee believes that the compensation programs should support the short-term and long-term strategic goals and values of the Company and should reward individual contribution to the Company's success. The Compensation Committee ensures that the executive compensation policies and plans provide the necessary total remuneration program to properly align the Company's performance with the interests of the Company's stockholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term.

      EXECUTIVE COMPENSATION PHILOSOPHY AND POLICIES

      The Company's overall compensation philosophy is to provide a total compensation package that is competitive and enables the Company to attract, motivate, reward and retain key executives and other employees who have the skills and experience necessary to promote the short and long-term financial performance and growth of the Company.

      The Compensation Committee recognizes the critical role of its executive officers in the significant growth and success of the Company to date and its future prospects. Accordingly, the Company's executive compensation policies are designed to: (1) align the interests of executive officers and stockholders by encouraging stock ownership by executive officers and by making a significant portion of executive compensation dependent upon the Company's financial performance; (2) provide compensation that will attract and retain talented professionals; (3) reward individual results through base salary, annual cash bonuses, long-term incentive compensation in the form of stock options and various other benefits; and (4) manage compensation based on skill, knowledge, effort and responsibility needed to perform a particular job successfully.

      In its recommendations on salary, bonuses and long-term incentive compensation for its executive officers, the Compensation Committee takes into account both the position and expertise of a particular executive, as well as the Compensation Committee's understanding of the competitive compensation for similarly situated executives in the Company's industry and situation.

      EXECUTIVE COMPENSATION

      Base Salary. Salaries for executive officers for the 2003 fiscal year were generally determined on an individual basis by evaluating each executive's scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

      Bonus. The amount of cash bonuses paid to executives is partially based upon the financial results of the Company, personal and team objectives and the recommendations of the Compensation Committee. No bonuses were paid to the Company's executive officers during the 2003 fiscal year.

      LONG-TERM INCENTIVE AWARDS

      The Compensation Committee believes that equity-based compensation in the form of stock options links the interests of executives with the long-term interests of the Company's stockholders and encourages executives to remain in the Company's employ. The Company grants stock options in accordance with its stock option plan. Grants are awarded based on a number of factors, including the individual's level of responsibility, the amount and term of options already held by the individual, the individual's contributions to the achievement of the Company's financial and strategic objectives, and industry practices and norms.

      COMPENSATION OF THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

      Mr. Douglass has served as the President since July 30, 2003. The Compensation Committee considered various matters in determining Mr. Douglass's compensation, including his general business knowledge and experience, particularly as its relates to the management of businesses in various stages of start-up, development and/or restructuring, his knowledge and background of the Company's operations, the financial condition and financial resources of the Company, the skills necessary to lead the continuing restructuring of the Company, the ability to design and implement a long-term strategy as well as a short-term operating plan, and the time necessary to direct and manage the Company's business affairs. The Compensation Committee also considered the Company's general financial condition, short-term outlook and its limited working capital resources. The Compensation Committee took all of these factors into account in establishing Mr. Douglass's compensation for the period between July 30, 2003 and December 30, 2004 at $81,543.

SUBMITTED BY THE COMPENSATION COMMITTEE:

Edgar Tod Lindner
Thomas A. Edler


                        COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
                     Amoung Steakhouse Partners Inc., The Russell 2000 Index
                                        and a Peer Group


                                       9/7/99         12/99          12/00         12/01          12/02         12/03
                                      -------       -------        -------       -------        -------       -------
STEAKHOUSE PARTNERS INC.              100.000        88.182         50.000         2.909          0.015         0.001
RUSSELL 2000                          100.000       115.638        112.144       114.932         91.390       134.576
PEER GROUP                            100.000        96.868        120.275       181.201        196.744       241.103



Notwithstanding anything to the contrary set forth in any of the Company's previous filings made under the Securities Act or the Exchange Act, that might incorporate future filings made by the Company under those statutes, the preceding Stock Performance Graph is not to be incorporated by reference into any such prior filings, nor will such graph be incorporated by reference into any future filings made by the Company under those statutes.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of July 30, 2004, the beneficial ownership of Common Stock with respect to: (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each of the Company's current named executive officers; and
(iv) all directors and executive officers as a group. As of July 30, 2004, the Company had 4,500,000 shares of Common Stock issued and outstanding (exclusive of 500,000 shares of Common Stock which have been committed, but not issued, for the benefit of the class of unsecured creditors pursuant to the Plan), which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, the address of each beneficial owner is c/o Steakhouse Partners, Inc. 10200 Willow Creek Road, San Diego, California 92131.


------------------------------------------------------ ------------------------------- ---------------------
NAME AND ADDRESS OF BENEFICIAL                              AMOUNT AND NATURE OF         PERCENT OF
OWNER                                                       BENEFICIAL                   CLASS
                                                            OWNERSHIP
------------------------------------------------------ ------------------------------- ---------------------
A. Stone Douglass(1)                                        180,036                       3.6%
------------------------------------------------------ ------------------------------- ---------------------
Joseph L. Wulkowicz                                           --                           --
------------------------------------------------------ ------------------------------- ---------------------
Susan Schulze-Claasen                                         --                           --
------------------------------------------------------ ------------------------------- ---------------------
Edgar Tod Lindner                                             --                           --
------------------------------------------------------ ------------------------------- ---------------------
Thomas A. Edler                                               --                           --
------------------------------------------------------ ------------------------------- ---------------------
All executive officers and directors as a group             180,036                       3.6%
(5 persons)
------------------------------------------------------ ------------------------------- ---------------------

Other 5% Stockholders:

------------------------------------------------------ ------------------------------- ---------------------
Steven B. Sands (2)                                         885,000                      17.7%
90 Park Avenue, 39th Floor
New York, NY 10016

Eye of the Round LLC (3)
90 Park Avenue, 39th Floor                                  885,000                      17.7%
New York, NY 10016

George Rich (4)
904 South Broadway                                          899,964                      17.8%
Baltimore, MD 21231

GRI Fund, LP (5)
904 South Broadway                                          899,964                      17.8%
Baltimore, MD 21231

Pablo Garcia Fernandez
90 Park Avenue, 39th Floor                                  400,000                       8.0%
New York, NY 10016

------------------------------------------------------ ------------------------------- ---------------------

(1) Excludes 1,325,000 shares of Common Stock committed pursuant to the 2004 Stock Incentive Plan, as such Plan has not yet bee approved by the shareholders of the Company.

(2) Disclaims beneficial ownership of shares owned by Eye of the Round, LLC. Does not include 150,000 shares of common stock issuable upon exercise of that certain Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, L.P. in connection with the Plan of Reorganization, which is exercisable, either in whole or in part, after November 1, 2004.

(3) Does not include 150,000 shares of common stock issuable upon exercise of that certain Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, L.P. in connection with the Plan of Reorganization, which is exercisable, either in whole or in part, prior to November 1, 2004.

(4) Includes 359,964 shares beneficially owned by George Rich. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, L.P. George Rich disclaims beneficial ownership of shares owned by GRI Fund, LP.

(5) Includes 540,000 shares beneficially owned by GRI Fund, LP. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, L.P. GRI Fund, LP disclaims beneficial ownership of shares owned by George Rich.


EQUITY COMPENSATION PLAN INFORMATION

The following table gives information as of July 30, 2004 with respect to the shares of Common Stock that may be issued under the Company's 1997 Nonqualified Stock Option Plan, 1998 Stock Incentive Plan and Employee Stock Discount Purchase Plan.


                                                 (A)                       (B)                       (C)

                                         Number of securities
                                          to be issued upon        Weighted-average         Number of securities
                                             exercise of           exercise price of      remaining available for
                                         utstanding options,       utstanding options,     future issuance under
Plan Category                            warrants and rights      owarrants and rights    equity compensation plans
-----------------------------           --------------------      --------------------    --------------------------
Equity compensation plans
approved by security holders                              --       $                --                            --

Equity compensation plans not
approved by security holders                              --                        --                            --
                                        --------------------      --------------------    --------------------------
Total                                                     --                        --                            --


CHANGES IN CONTROL

The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2003, Steakhouse Investors, LLC, a Delaware limited liability company ("Steakhouse Investors") provided the Company with $5,000,000 in debtor in possession financing (the "DIP Loan"). The DIP Loan was evidenced by a $5 million promissory note payable to the Company (the "Note"). A. Stone Douglass, the Company's Chairman and chief executive officer, made a $180,000 capital contribution in, and served as manager of, Steakhouse Investors. GRI Fund, LP, currently a principal stockholder of the Company, made a $600,000 capital contribution in Steakhouse Investors. George Rich, the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, L.P., made a $400,000 capital contribution in Steakhouse Investors. Eye of the Round, LLC, currently a principal stockholder of the Company, served as member-manager of SB Steakhouse Partners, LLC ("SBSP"). SBSP made a $3,850,000 capital contribution in Steakhouse Investors.

Prior to the Effective Date, Steakhouse Investors made a pro rata in kind distribution of the Note to its members, including Mr. Douglass, GRI Fund, LP and SBSP. SBSP, in turn, made a pro rata in kind distribution of its portion of the Note to its members, including to Eye of the Round, LLC. Upon the Effective Date, and pursuant to the terms of the Plan, the entire balance of the DIP Loan, became due and payable in the form of 90%, or 4,500,000 shares, of the Common Stock of the Company in consideration of the full and complete release of the Company's obligations under the DIP Loan, other than interest. Accordingly, on March 22, 2004, the Company issued 4,500,000 shares of Common Stock to the holders of the Note, including (i) 180,036 shares to Mr. Douglass, (ii) 899,964 shares to GRI Fund, LLP (including 359,064 shares to George Rich individually) and (iii) 885,000 shares to Eye of the Round, LLC.

Critical Capital Growth Fund, L.P. ("CCGF") is a private Small Business Administration licensed equity fund which may be deemed to be an affiliate of Eye of the Round, LLC. Pursuant to and accordance with the terms and conditions of the Plan, the Company delivered a $1,535,000 principal amount unsecured promissory note to CCGF, dated October 19, 2003 (the "CCFG Note"). The CCFG note is payable in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years. Additionally, the Company issued to CCFG a Common Stock Purchase Warrant, dated December 30, 2003, exercisable into 150,000 shares of the Company's Common Stock at an initial exercise price of $1.111 (the "CCGF Warrant"). The CCGF is currently exercisable, either in whole or in part, after November 1, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND AUDIT RELATED FEES

Singer Lewak Greenbaum & Goldstein LLP ("SLGG") was the Company's independent accountant for the fiscal year ended December 30, 2003. Services provided to the Company by SLGG with respect to the fiscal year ended December 30, 2003 consisted of the audit of the Company's consolidated financial statements and limited reviews of the Form 10-Q Quarterly Reports for the interim periods included therein-totaling $102,500. Services provided by SLGG subsequent to December 30, 2003 consisted of limited reviews of Form 10-Q Quarterly Reports for the interim periods ended June 29, 2004 (in process) and March 30, 2004 totaling $37,000.

TAX FEES

Singer Lewak Greenbaum & Goldstein LLP ("SLGG") has provided services to the Company with respect to the preparation of corporate income tax returns or tax planning matters. Tax fees are $1,500.

ALL OTHER FEES

SLGG did not provide any services with respect to any matters other than those related to audit and audit-related matters.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee meets periodically to review and approve the scope of the services to be provided to the Company by its independent accountant, as well to review and discuss any issues that may arise during an engagement. The Audit Committee considers various issues with respect to the services to be provided by its independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant's staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company's financial staff.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed as part of this Annual Report:



31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 16, 2004

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





NAME AND CAPACITY                                                   DATE
------------------                                            ---------------

/s/ A. STONE DOUGLASS                                         August  16, 2004
----------------------
Name A. Stone Douglass
Title: President, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ TOM EDLER                                                 August  16, 2004
----------------------
Name: Tom Edler
Title: Co-Chairman of the Board of Directors

/s/ TOD LINDNER                                               August  16, 2004
----------------------
Name: Tod Lindner
Title: Co-Chairman of the Board of Directors
----------------------