Form 10-Q
period 2004-09-28
STEAKHOUSE PARTNERS INC
filed 2004-11-12
CIK 1017156

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

              /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2004

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2004: 4,500,000 shares of common stock (exclusive of 500,000 shares, committed but not issued, for the benefit of certain unsecured creditors).

                                    FORM 10-Q
                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

        Condensed Consolidated Balance Sheet for the Successor Company
        as of September 28, 2004 and December 31, 2003 and for the
        Predecessor Company as of December 30, 2003 .........................2-3

        Condensed Consolidated Statements of Operations for the
        Successor Company for the thirteen weeks ended September 28, 2004 and the Predecessor Company for the twelve weeks ended September 2,
        2003 ..................................................................4

        Condensed Consolidated Statements of Operations for the
        Successor Company for the thirty-nine weeks ended September 28, 2004 and the Predecessor Company for the thirty-six weeks ended
        September 2, 2003 and as of December 31, 2003      ....................5

        Condensed Consolidated Statements of Cash Flows for the
        Successor Company for the thirty-nine weeks ended September 28, 2004 and the Predecessor Company for the thirty-six weeks ended
        September 2, 2003 and as of December 31, 2003 .........................6

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...........26

Item 3. Defaults Upon Senior Securities.......................................26

Item 4. Submission of Matters to a Vote of Security Holders...................26

Item 5. Other Information.....................................................26

Item 6. Exhibits .............................................................27

SIGNATURES....................................................................28

SECTION 302 CERTIFICATION

SECTION 906 CERTIFICATION

                              EXPLANATORY STATEMENT

On February 15, 2002, Steakhouse Partners, Inc. ("Steakhouse Partners", or the "Company") and on February 19, 2002, Paragon Steakhouse Restaurants, Inc., our wholly owned subsidiary, and its three subsidiaries (collectively, "Paragon," and together with Steakhouse Partners, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws ("Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Central District of California ("Bankruptcy Court"). The Amended Joint Plan of Reorganization (the "Plan") was confirmed on December 19, 2003, and became effective on December 31, 2003 (the "Effective Date"). On October 11, 2002, Pacific Basin Foods, Inc. ("Pacific Basin Foods"), the Company's other wholly owned subsidiary, filed a petition under Chapter 7 of the Bankruptcy Code in the Bankruptcy Court. In the condensed consolidated financial statements provided herein, all results for periods prior to and including December 30, 2003 are referred to as those of the "Predecessor Company" and all results for periods including and subsequent to December 31, 2003 are referred to as those of the "Successor Company". Due to the effects of the "fresh start" accounting, results for the Predecessor Company and the Successor Company are not comparable (See
Note 1, "Basis of Presentation Reorganization" and "Fresh Start Accounting," of the notes to condensed consolidated financial statements).

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

                                       1A

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 28, 2004

                                     ASSETS



                                                                      Successor            Successor    |     Predecessor
                                                                       Company              Company     |        Company
                                                                    September 28,          December 31, |      December 30,
                                                                         2004                 2003      |          2003
                                                                         ----                 ----      |          ----
                                                                     (Unaudited)            (Audited)   |       (Audited)
Assets                                                                                                  |
Current assets:                                                                                         |
  Cash and cash equivalents                                         $          -        $  2,205,221    |      $ 2,205,221
  Accounts receivable, net of allowance for doubtful                                                    |
       accounts of $50,567 and $133,234                                  315,790              67,909    |           67,909
  Inventory, net of allowance for obsolete inventories                                                  |
       of $45,805 and $45,805                                            866,639           1,298,203    |        1,298,203
  Prepaid expenses and other current assets                              705,275             497,416    |          497,416
                                                                    ------------        ------------    |      -----------
  Total current assets                                                 1,887,705           4,068,749    |        4,068,749
                                                                                                        |
Property, plant and equipment, net                                    11,460,104          12,582,374    |       13,110,554
Liquor Licenses                                                          688,000             688,000    |                -
Deposits and other assets                                                157,434             103,407    |          103,407
Cash - restricted under collateral agreements                                  -                   -    |          480,496
                                                                                                        |
Goodwill                                                              18,799,027          18,881,786    |                -
                                                                                                        |
                                                                    ------------        ------------    |      -----------
Total Assets                                                        $ 32,992,270        $ 36,324,316    |      $17,763,206
                                                                    ============        ============    |      ===========



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            AS OF SEPTEMBER 28, 2004

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                     Successor           Successor       Predecessor
                                                                      Company             Company          Company
                                                                    September 28,        December 31,     December 30,
                                                                        2004               2003              2003
                                                                        ----               ----              -----
                                                                     (Unaudited)         (Audited)        (Audited)
Liabilities and Stockholders' Deficit:                                                               |
Current liabilities:                                                                                 |
  Current portion of long term debt                                  $ 1,922,597        $ 2,058,222  |  $ 5,137,118
  Current portion of capital lease                                       272,999            258,918  |            -
  Accounts payable and other current liabilities                       3,317,684          4,572,589  |    3,144,654
  Accrued liabilities                                                  4,942,512          4,779,828  |    6,693,183
  Accrued payroll costs                                                1,189,811          1,473,853  |    1,473,853
                                                                    ------------       ------------  | ------------

Total current liabilities                                             11,645,603         13,143,410  |   16,448,808
                                                                                                     |
Long-Term Debt                                                         7,422,089          7,906,213  |    1,341,313
Long-Term capital leases                                               8,784,683          9,605,956  |            -
Deferred rent                                                            104,762            113,182  |            -
Deferred tax liability                                                         -                  -  |      119,411
                                                                    ------------       ------------  | ------------
Total liabilities not subject to compromise                           27,957,137         30,768,761  |   17,909,532
                                                                    ------------       ------------  | ------------
Liabilities subject to compromise                                              -                  -  |   25,540,623
                                                                                                     |
                                                                                                     |
Stockholders' Equity (Deficit):                                                                      |
Predecessor Company preferred stock                                                                  |
Series A $0.001 par value                                                                                     |
2,250,000 shares authorized                                                                          |
0 shares issued and outstanding                                                -                  -  |          -
                                                                                                     |
Predecessor Company preferred stock                                                                  |
Series B Convertible $0.001 par value                                                                |
1,000,000 shares authorized                                                                          |
1,000,000 shares issued and outstanding                                        -                  -  |        1,000
                                                                                                     |
Predecessor Company preferred stock                                                                  |
Series C Convertible $0.001 par value                                                                |
1,750,000 shares authorized                                                                          |
1,750,000 shares issued and outstanding                                        -                  -  |        1,750
                                                                                                     |
Predecessor Company common stock                                                                     |
$0.001 par value                                                                                     |
10,000,000 shares authorized                                                                         |
3,386,522 shares issued and outstanding                                        -                  -  |       33,865
                                                                                                     |
Successor Company preferred stock                                                                    |
$0.001 par value                                                                                     |
5,000,000 shares authorized                                                                          |
0 shares issued and outstanding                                                -                  -  |           -
                                                                                                     |
Successor Company common stock                                                                       |
$0.001 par value                                                                                     |
15,000,000 shares authorized                                                                         |
4,500,000 shares issued and outstanding                                    4,500              4,500  |           -
                                                                                                     |
Committed stock                                                          555,555            555,555  |           -
                                                                                                     |
Predecessor Company treasury stock, 28,845                                                           |
shares, at cost                                                                -                  -  |     (175,000)
                                                                                                     |
Predecessor Company additional paid-in-capital                                 -                  -  |   12,100,750
Successor Company additional paid-in-                                                                |
capital                                                                7,040,609          4,995,500  |            -
Deferred Compensation                                                 (1,643,565)                    |
Accumulated deficit, since January 1, 2004                              (921,968)                -   |  (37,649,314)
                                                                    ------------       ------------  | ------------
Total Stockholder's Equity (deficit)                                   5,035,133          5,555,555  |  (25,686,949)
                                                                    ------------       ------------  | ------------
                                                                                                     |
Total liabilities and stockholders' equity (deficit)                $ 32,992,270       $ 36,324,316  | $ 17,763,206
                                                                    ============       ============    ============


The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                Successor        Predecessor
                                                                 Company          Company
                                                              Thirteen Weeks    Twelve Weeks
                                                         ended September 28, ended September 2,
                                                                   2004              2003
                                                           ----------------------------------
                                                               (Unaudited)       (Unaudited)

 Core Restaurant Revenue, net                                $12,766,964   |   $  16,176,884
                                                             -----------   |   -------------
 Total Revenues, net                                          12,766,964   |      16,176,884
                                                                           |
 Restaurant Costs of Sales                                                 |
 Food and beverage                                             4,345,883   |       5,808,083
 Personnel costs                                               4,383,402   |       5,924,467
 Direct operating costs                                        2,733,820   |       3,828,875
 Depreciation & amortization                                     311,719   |         428,108
                                                             -----------   |   -------------
 Total Costs of Sales                                         11,774,823   |      15,989,533
 Gross Profit                                                    992,141   |         187,351
                                                                           |
 General & Administrative                                      1,127,617   |         894,359
                                                             -----------   |   -------------
Income (loss) before other income (expense)                    (135,476)   |        (707,008)
 Other Income/(Expense)                                                    |
 Other income                                                      3,617   |          99,590
 Legal Settlement                                                (35,000)  |               -
 Interest expense and financing costs, net                      (330,958)  |        (495,087)
                                                             -----------   |   -------------
Total other income (expense)                                    (362,341)  |        (395,497)
                                                                           |
 Loss before reorganization items, and provision for                       |
  income taxes                                                  (497,817)  |      (1,102,505)
                                                                           |
 Reorganization items:                                                     |
 Gain on rejection and sale of property, plant                             |
  and equipment, net                                                   -   |         624,672
 Professional fees                                                     -   |        (506,827)
                                                             -----------   |   -------------
Total reorganization items                                             -   |         117,845
                                                                           |
 Loss before provision of income taxes                          (497,817)  |        (984,660)
 Provision for income tax                                         18,000   |          30,000
                                                             -----------   |   -------------
 Net (Loss)                                                     (515,817)  |      (1,014,660)
                                                             ===========   |   =============
                                                                           |
Basic and diluted earning (loss) per share                         (0.12)  |           (0.30)
                                                             ===========   |   =============
Weighted average shares, basic and diluted                     4,500,000   |       3,386,522
                                                             ===========   |   =============



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Successor         Predecessor
                                                                Company            Company
                                                              Thirty-nine         Thirty-six
                                                                 Weeks               Weeks
                                                         ended September 28,   ended September 2,   December 31,
                                                                  2004              2003               2003
                                                           -----------------------------------------------------
                                                              (Unaudited)        (Unaudited)       (Audited)

 Core Restaurant Revenue, net                                $40,678,927     |  $  54,106,361      $        -
 Revenues earned on restaurants disposed                                     |
 During the period ended September 28, 2004, net                 565,455     |             -                -
                                                             -----------     |  -------------      -----------
 Total Revenues, net                                          41,244,382     |     54,106,361               -
                                                                             |
 Restaurant Costs of Sales                                                   |
 Food and beverage - core restaurants                         14,072,395     |     19,317,549               -
 Food and beverage - disposed restaurants                        260,197     |             -                -
 Personnel costs - core restaurants                           13,608,856     |     19,274,392               -
 Personnel costs - disposed restaurants                          374,031     |             -                -
 Direct operating costs - core restaurants                     8,396,924     |     12,578,729               -
 Direct operating costs - disposed restaurants                   182,780     |             -                -
 Depreciation & amortization - core restaurants                  933,684     |      1,343,348               -
 Depreciation & amortization - disposed restaurants               10,094     |             -                -
                                                             -----------     |  -------------      -----------
 Total Costs of Sales                                         37,838,960     |     52,514,018               -
 Gross Profit                                                  3,405,422     |      1,592,343               -
                                                                             |
 General & Administrative                                      3,353,494     |      3,339,089               -
                                                             -----------     |  -------------      -----------
Income (loss) before other income (expense)                       51,928     |     (1,746,746)              -
 Other Income/(Expense)                                                      |
 Interest expense and financing costs, net                      (986,167)    |     (1,722,980)              -
 Legal Settlement                                                (35,000)                   -               -
 Other income                                                    109,258     |        189,119               -
                                                             -----------     |  -------------      -----------
Total other income (expense)                                    (911,909)    |     (1,533,861)              -
                                                                             |
Loss before reorganization items, provision for                              |
  income taxes, and discontinued operations                     (859,981)    |     (3,280,607)              -
                                                                             |
 Reorganization items:                                                       |
 Reorganization gain/(loss), net                                     -       |             -         6,645,343
 Gain on rejection and sale of property, plant                               |
  and equipment, net                                                 -       |      2,856,950               -
 Professional fees                                                   -       |       (842,008)              -
                                                             -----------     |  -------------      -----------
Total reorganization items                                           -       |      2,014,942        6,645,343
                                                                             |
 Loss before provision of income taxes and                                   |
 discontinued operations                                        (859,981)    |     (1,265,665)       6,645,343
 Provision for income tax                                         61,987     |         90,000               -
                                                             -----------     |  -------------      -----------
 Income/(Loss) before discontinued operations                   (921,968)    |     (1,355,665)       6,645,343
 Income from discontinued operations, net of                                 |
 Income taxes                                                        -       |      1,057,463               -
                                                             -----------     |  -------------      -----------
 Net Income/(Loss)                                              (921,968)    |       (298,202)        6,645,343
                                                             ===========     |  =============      ===========
                                                                             |
                                                             -----------     |  -------------      -----------
Basic and diluted earnings (loss) per share                                  |
                                                                             |
Earnings(Loss)from continuing operations                     $     (0.21)    |  $       (0.40)     $      1.56
                                                                             |
                                                             ===========     |  =============      ===========
Earnings(Loss)from discontinued operations                           -       |           0.31               -
                                                             ===========     |  =============      ===========
Basic and diluted earning (loss) per share                         (0.21)    |          (0.09)            1.56
                                                             ===========     |  =============      ===========
Weighted average shares, basic and diluted                     4,500,000     |      3,386,522        3,386,522
                                                             ===========     |  =============      ===========


The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                   Successor      |   Predecessor
                                                                    Company       |     Company
                                                                  Thirty-nine     |    Thirty-six
                                                                     weeks        |       weeks
                                                              ended September 28, | ended September 2,   December 31,
                                                                      2004        |       2003              2003
                                                              ------------------  |  -------------     --------------
                                                                  (Unaudited)     |   (Unaudited)        (Unaudited)
                                                                                  |
                                                                                  |
                                                                                  |
Net income (loss) from continuing operations                   $   (921,968)      |  $   (298,202)      $   6,645,343
Net income from discontinued operations                                   -       |     1,057,463                  -
Adjustments to reconcile net income (loss) to net                                 |
  cash provided by (used in) operating activities                                 |
  Depreciation and amortization                                     943,778       |     1,343,348                  -
  Gain on disposal of rejected leases                                     -       |    (2,856,950)                 -
  Amortization of stock options issued below fair                                 |
  market value to employees                                         311,544       |             -                  -
Non Cash reorganization item                                              -       |             -         (6,645,343)
Net liabilities of discontinued operation forgiven in                             |
   decrease in operating assets                                     182,789       |     3,449,433                  -
                                                                                  |
  (Decrease) in liabilities subject to compromise                         -       |    (3,335,429)                 -
  (Decrease) in operating liabilities                            (2,066,117)      |    (2,586,651)                 -
                                                                 -----------      |  ------------         ----------
  Net cash (used in) continuing operating activities             (1,549,974)      |    (4,284,451)                 -
                                                                                  |
Cash flows from investing activities                                              |
  Gain on disposal of property and equipment                        615,956       |     1,346,024                  -
  Purchases of furniture & equipment                               (374,379)      |      (112,782)                 -
                                                                 -----------      |  ------------         ----------
Net cash provided by (used in) continuing investing                               |
activities                                                          241,577       |     1,233,242                  -
                                                                                  |
Cash flows from financing activities                                              |
  Proceeds from DIP financing                                             -       |     1,500,000                  -
  Principal payments on debt and capital leases                    (896,824)      |      (182,638)                 -
  Payments on notes payable                                               -       |      (461,520)                 -
                                                                 -----------      |  ------------         ----------
Net cash (used in) continuing financing activities                 (896,824)      |       855,842                  -
                                                                                  |
Net increase (decrease) in cash and cash equivalents             (2,205,221)      |    (2,195,367)                 -
Cash and cash equivalents, beginning of period                    2,205,221       |     2,750,673                  -
                                                                 -----------      |  ------------         ----------
Cash and cash equivalents, end of period                                  -       |       555,306                  -
                                                                 -----------      |  ------------         ----------



The accompanying notes are an integral part of these financial statements.

                   STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of September 28, 2004 and for the thirteen and thirty-nine weeks ended September 28, 2004 and the twelve and thirty-six weeks ended September 2, 2003 have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Successor Company as of September 28, 2004, and the results of its operations for the thirteen and thirty-nine week periods ended September 28, 2004 and the twelve and thirty-six weeks ended September 2, 2003, and its cash flows for the thirty-nine week period ended September 28, 2004 and the thirty-six weeks ended September 2, 2003, respectively. The results for the thirteen and thirty-nine week periods ended September 28, 2004 are not necessarily indicative of the expected results for the full 2004 fiscal year or any future period.

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

DISCHARGE OF LIABILITIES

On the Effective Date, all then-outstanding equity securities of the Company, as well as a substantial amount of its pre-petition liabilities, were cancelled. The newly authorized securities of the Company on the Effective Date pursuant to the Plan, consisted of 15,000,000 shares of common stock and 5,000,000 shares of new preferred stock. Of the shares of common stock authorized on the Effective Date, 500,000 have been committed, but not issued, for the benefit of certain unsecured creditors pursuant to the Plan in satisfaction of pre-petition claims, and 4.5 million shares were issued to the members of Steakhouse Investors in exchange for retirement of the $5,000,000 DIP Loan (other than interest).

All shares issued to members of Steakhouse Investors were issued without registration under the Securities Act of 1933 in reliance on the provision of
Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. As of the Effective Date, the Company is obligated to pay certain pre-petition liabilities as follows:

1. Priority tax claim in the amount of approximately $1,921,004 will be paid over a four-year period from the Effective Date with interest payable at 6% per annum.
                                        8

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

A black line has been drawn in the accompanying condensed consolidated balance sheet between December 30, 2003 and December 31, 2003 to distinguish between the Predecessor Company and the Successor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Successor Company.

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

NOTE 3 - COMMITMENTS & CONTINGENCIES

On April 16, 2004, the Company's Board of Directors confirmed the appointments of Thomas A. Edler and Tod Lindner as members of the Compensation and Audit Committees, and adopted a Code of Ethics. The Board of Directors also ratified the decisions of the Compensation Committee to enter into employment agreements with three executives for three-year terms and adopted the 2004 Stock Option Incentive Plan, subject to shareholder approval.

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

NOTE 5 -- PROPERTY, PLANT AND EQUIPMENT

During the thirty-nine weeks ended September 28, 2004, the Company negotiated the sale of four restaurant leases and related property, plant and equipment for gross proceeds of $615,956. The sale of these restaurants was conducted through the Company's bankruptcy proceeding and was not finalized until February 2004. As a result of the Company's adoption of "fresh start" accounting as of December 31, 2003, the gain realized by the Company in connection with this transaction has been recorded as a reduction of goodwill.

NOTE 6 - EQUITY TRANSACTIONS

During the thirty-nine weeks ended September 28, 2004, the Company granted a warrant to purchase 150,000 shares of common stock to its secured claim note holder. The warrant was granted in consideration of the Company's secured claim note holder extending the payment terms of its secured claim in the amount of $1,535,000. The warrant (i) is exercisable after February 1, 2005 (ii) has an exercise price of $1.11 per share (iii) and expires six years from the date of issuance. The Company has valued the warrants at $90,000, which represent the fair market value of consideration received. The value of the warrants has been recorded as a deferred financing cost, which will be amortized over six years, the extended payment terms of the note.

During the thirty-nine weeks ended September 28, 2004, the Company granted options, which are subject to shareholder approval, to purchase in the aggregate 975,000 shares of common stock to employees with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company recorded deferred compensation charge of $1,404,000, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company's stock price as of the date of grant. The Company will amortize the deferred compensation charge over the vesting period of the options. As of September 28, 2004, the Company expensed $195,000 of the deferred compensation charge.

During the thirty-nine weeks ended September 28, 2004, the Company granted options to purchase 100,000 shares of common stock to two members of its board of directors, which are subject to shareholder approval, with an exercise price of $1.11 per share. The options become exercisable on April 1, 2005. The Company recorded deferred compensation charge of $144,000, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company's stock price as of the date of grant. The Company will amortize the deferred compensation charge over the vesting period of the options. As of September 28, 2004, the Company expensed $60,000 of the deferred compensation charge.

During the thirty-nine weeks ended September 28, 2004, the Company granted options, which are subject to shareholder approval, to purchase 250,000 shares of common stock to one of its stockholders for services to be rendered over a period of three years. The options have an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company uses the fair value method to measure the value of stock-based compensation issued to non-employees in accordance with SFAS 123 and EITF Issue No. 96-18. In accordance with such pronouncements all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, which ever is more reliable measurable. In connection with the issuance, the Company determined that the fair value of the stock options granted was a more reliable measure of value than the value of consideration received. Using the Black-Scholes option-pricing model the Company determined that the fair value of stock options granted was $407,109, which has recorded deferred compensation. The Company will amortize the deferred compensation charge over the vesting period of the options. As of September 28, 2004, the Company expensed $56,543 of the deferred compensation charge.

The table below represents a reconciliation of the Company's pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value method (in thousands, except per share data):

                                                                                  Thirteen weeks              Twelve weeks
                                                                                     Ended                        Ended
                                                                              September 28, 2004            September 2, 2003
                                                                                   (Unaudited)                   (Unaudited)
                                                                               ----------------              ---------------
Net Loss
     As reported                                                               $      (515,817)              $   (1,014,660)

         Stock based employee compensation cost, net of
              related tax effects, included in reported
                 net loss                                                      $       153,000               $            -

         Stockbased employee compensation cost,
              net of related tax effects, that would have
              been included in the determination of net loss if
              the fair value method had been applied                                  (169,126)                     (63,450)

                  Pro Forma Net Loss                                           $      (531,943)              $   (1,078,110)

Earnings per common share
         Basic and diluted- as reported                                        $         (0.12)              $        (0.30)

         Stock based employee compensation cost, net of
         related tax effects, included in reported net loss                    $         (0.04)              $            -

         Stockbased employee compensation cost, net of related tax
              effects, that would have been included in the
              determination of net loss if the fair value
              method had been applied                                          $         (0.04)              $        (0.02)

         Pro forma net loss                                                    $         (0.12)              $        (0.32)


                                                                                       Thirty-nine                   Thirty-six
                                                                                      Weeks ended                   Weeks ended
                                                                                   September 28, 2004            September 2, 2003
                                                                                         (Unaudited)                  (Unaudited)
                                                                                    ----------------              ---------------
Net Income (loss)
     As reported                                                                    $      (921,968)              $     (298,202)

         Stock based employee compensation cost, net of
         related tax effects, included in reported net loss                         $       255,000               $            -

         Stockbased employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if
           the fair value method had been applied                                          (281,877)                    (126,900)
                                                                                    ---------------               --------------
                  PRO FORMA NET (LOSS) INCOME                                       $      (948,845)              $     (425,102)
                                                                                    ===============               ==============
Earnings per common share
         Basic and diluted - as reported                                            $         (0.21)              $        (0.09)

         Stock based employee compensation cost, net of
         related tax effects, included in reported net loss                         $          0.06               $            -

         Stockbased employee compensation cost, net of related tax effects, that would have been included in the determination of net
           income(loss) if the fair value method had been applied                   $         (0.06)              $        (0.04)

         Proforma                                                                   $         (0.21)              $        (0.13)


NOTE 7 -- INCOME TAXES

Steakhouse Partners, Inc. accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary difference between financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the Company will be able to realize any portion of the deferred tax assets.

NOTE 8 -- PRO FORMA STATEMENT OF OPERATIONS - CORE RESTAURANTS

The following table shows the operating performance of the core restaurants only for the twelve and thirty-six weeks ended September 2, 2003 and the thirteen and thirty-nine weeks ended September 28, 2004.

                                                           Successor Company               Predecessor Company
                                                           -----------------               -------------------
                                                      Thirteen      Thirty-nine          Twelve        Thirty-six
                                                    Weeks ended    Weeks ended         Weeks ended    Weeks ended
                                                  September 28,    September 28,       September 2,   September 2,
                                                        2004          2004                2003             2003
                                                     -------------------------      -----------------------------
                                                     (Unaudited)    (Unaudited)         (Unaudited)    (Unaudited)

Core Restaurant Revenue, net                         12,766,964     40,678,927          11,743,534    35,709,395
Restaurant Costs of Sales
Food and beverage - core restaurants                  4,345,883     14,072,395           4,228,456    12,764,649
Personnel costs - core restaurants                    4,383,402     13,608,856           4,118,968    10,714,247
Direct operating costs - core restaurants             2,733,820      8,396,924           2,660,709     7,742,189
Depreciation & amortization - core restaurants          311,719        937,434             282,490       861,740
                                                    -----------      ---------         -----------    ----------
Total Costs of Sales                                 11,774,824     37,015,609          11,290,623    32,082,825
Gross Profit                                            992,140      3,663,318             452,911     3,626,570

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

The following is management's discussion and analysis of certain significant factors, which have effected the results of operations and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.
                                       13

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of revenue for core restaurants only (as stated in Note 8), certain items in the Company's condensed consolidated statements of operations for the indicated periods:



                               SUCCESSOR COMPANY          PREDECESSOR COMPANY
                             ---------------------        -------------------
                          THIRTEEN WEEKS THIRTY-NINE  TWELVE WEEKS  THIRTY-SIX
                              ENDED      WEEKS ENDED      ENDED     WEEKS ENDED
                           September 28, September 28, September 2, September 2,
                               2004          2004         2003          2003
                           -----------   -----------   ----------     ----------
 Revenue                      100.0%        100.0%       100.0%       100.0%
 Discounts                      3.7%          3.6%         5.3%         6.1%
 Net Revenues                  96.3%         96.4%        94.7%        93.9%


 Cost of Sales
   Food & Liquor costs         34.0%         34.6%        36.0%        35.7%
   Personnel Costs             34.3%         33.5%        35.1%        30.0%
   Direct Operating Cost       21.4%         20.6%        22.7%        21.7%
   Depreciation                 2.4%          2.3%         2.4%         2.4%

 Gross Margin                   7.8%          9.0%         3.9%        10.2%

 General & Administrative       8.8%          8.2%         7.6%         9.4%

 Interest Expense               2.6%          2.4%         4.2%         4.8%

 Other                         (0.3%)         0.2%         0.7%         0.5%

 Net Income (Loss)             (4.0%)        (2.3%)       (8.6%)       (0.8%)



Factors that have affected the results of operations for the thirteen-weeks and thirty-nine weeks of fiscal 2004 for the Company as compared to the twelve-weeks and thirty-six weeks of fiscal 2003 for the Company are discussed below.

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2004 COMPARED TO TWELVE WEEKS ENDED SEPTEMBER 2, 2003

Revenues for the thirteen-week period ended September 28, 2004 decreased $3,409,920 to $12,766,964 or 21.1% from $16,176,884 for the twelve-week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. However, the revenue for Paragon's core restaurants increased $1,023,430 or 8.7% for the same periods as described above. The chief reasons for this increase was Paragon same-store sales increased 1.4% for the 25 comparable core units in 2004 versus the same thirteen-week period in 2003, an approximate 4.0% menu price increase that was implemented in seventh period (partially offset by a reduction in revenue associated with coupons) and the change in the accounting year.

Food and beverage costs for the thirteen-week period ended September 28, 2004 decreased $1,462,200 to $4,345,883 or 25.2% from $5,808,083 for the twelve-week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Food and beverage costs as a percentage of restaurant revenues for the core restaurants were 36.0% for the twelve-week period ended September 2, 2003 compared to 34.0% for the thirteen-week period in 2004. Food costs in relation to sales decreased by 1.9%. Beef, dairy and produce prices decreased or stabilized during the period added to the positive effect of the menu price increase per above. The Company is actively reviewing fundamentals menu changes to further reduce food and beverage costs over time without affecting the dining experience.

Payroll and payroll related costs for the thirteen-week period ended September 28, 2004 decreased $1,541,065 to $4,383,402 for the thirteen-week period in 2004 or 26.0% from $5,924,467 for the twelve-week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Payroll and payroll related costs in relation to sales decreased by 0.8% for the 25 core restaurants. The chief reason for this improvement is intense focus on staffing especially during the slower hours of the day and the positive effect of the menu price increase detailed above.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirteen-week period ended September 28, 2004 decreased $1,095,055 to $2,733,820 for the thirteen-week period in 2004 or 28.6% from $3,828,875 for the twelve-week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. These costs as a percentage of core restaurant revenues were 22.7% for the twelve-week period ended September 2, 2003 compared to 21.4% for the thirteen-week period in 2004. The chief causes for the decrease is the result of the positive effect of the menu price increase detailed above.

Depreciation and amortization for the thirteen-week period ended September 28, 2004 decreased $116,389 to $311,719 for the same period in 2004 or 27.2% from $428,108 for the twelve-week period ended September 2, 2003. The decrease is principally due to the sale or rejection of 20 restaurants. Depreciation for the core restaurants remained relatively constant between the three quarters just ended September 28, 2004 and same period 2003.

General and administrative expenses for the thirteen-week period ended September 28, 2004 increased $233,258 to $1,127,617 for the thirteen-week period in 2004 or 26.1% from $894,359 for the twelve-week period ended September 2, 2003. These costs as a percentage of core restaurants revenues were 7.6% for the twelve-week period ended September 2, 2003 compared to 8.8% for the same period in 2004. The chief reason for the increase in general and administrative expense is associated with the amortization of $188,000 of compensation expense in connection with stock options granted in the money, as well as, current SEC requirements and the effect of lower revenues.

Other income (expenses) for the thirteen-week period ended September 28, 2004 decreased $33,156 to $362,341 for the same period in 2004 or 8.4% from $395,497 for the twelve-week period ended September 2, 2003. The chief reason for this decrease was the restructuring of all the debt (except capital lease interest) by the Company in accordance with the terms set forth in the Plan.

As reorganization items for the thirteen-week period ended September 28, 2004 were included in "fresh start" accounting as an offset to Goodwill, there was no effect on current period numbers. For the twelve-week period ended September 2, 2003 the reorganization items was a gain of $117,845,which resulted from the rejection and sale of selected restaurants as part of our restructuring efforts.

Net loss for the thirteen-week period ended September 28, 2004 decreased $498,843 to a net loss of $515,817 for the thirteen-week period in 2004 from a net loss of $1,014,660 for the twelve-week period ended September 2, 2003. The improvement for the thirteen-week period ended September 28, 2004 was chiefly the result of improved operating performance and the positive effect of the menu price increase partially offset by the amortization of stock options expense.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004 COMPARED TO THIRTY-SIX WEEKS ENDED SEPTEMBER 2, 2003

Revenues for the thirty-nine week period ended September 28, 2004 decreased $12,861,979 to $41,244,382 or 23.8% from $54,106,361 for the thirty-six week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. However, the revenue for Paragon's core restaurants increased $4,969,532 or 13.9% for the same periods described above. The chief reason for this increase was Paragon same-store sales increased 3.4% for the 25 comparable core units in 2004 versus the same thirteen-week period in 2003, an approximate 4.0% menu price increase that was implemented in seventh period (partially offset by a reduction in revenue associated with coupons) and the change in the accounting year.

Food and beverage costs for the thirty-nine week period ended September 28, 2004 decreased $4,984,957 to $14,332,592 or 25.8% from $19,317,549 for the thirty-six week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Food and beverage costs as a percentage of restaurant revenues for the core restaurants were 35.7% for the thirty-six week period ended September 2, 2003 compared to 34.6% for the thirty-nine week period in 2004. Food costs in relation to sales decreased by 1.1%. Beef, dairy and produce prices decreased or stabilized during the seventh period adding to the positive effect of the menu price increase detailed above. The Company is actively reviewing fundamental menu changes to further reduce food and beverage costs over time without affecting the dining experience.

Payroll and payroll related costs for the thirty-nine week period ended September 28, 2004 decreased $5,291,505 to $13,982,887 or 27.5% from $19,274,392 for the thirty-six week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. Restaurant payroll and payroll related costs as a percentage of revenue for the core restaurants was 30.0% for the thirty-six week period ended September 2, 2003 compared to 33.5% for the thirty-nine week period in 2004. Payroll and payroll related costs in relation to sales increased by 3.5%. The chief reason for the increase is higher workmen compensation and benefit costs, which were partially offset by the menu price increase detailed above.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirty-nine week period ended September 28, 2004 decreased $3,999,025 to $8,579,704 or 31.8% from $12,578,729 for the thirty-six week period ended September 2, 2003. The chief reason for this decline is Paragon sold or closed twenty units from the end of the first quarter of 2003 to the end of the first quarter of 2004. These costs as a percentage of core restaurant revenues were 21.7% for the thirty-six week period ended September 2, 2003 compared to 20.6% for the thirty-nine week period in 2004. The decrease in direct operating costs in relation to sales for the core restaurants was principally the positive result of the menu price increase detailed above.

Depreciation and amortization for the thirty-nine week period ended September 28, 2004 decreased $399,570 to $943,778 for the same period in 2004 or 29.7%
from $1,343,348 for the thirty-six week period ended September 2, 2003. The decrease is principally due to the sale or rejection of 20 restaurants. Depreciation for the core restaurants remained relatively constant between the three quarters just ended September 28, 2004 and same period 2003.

General and administrative expenses for the thirty-nine week period ended September 28, 2004 increased $14,405 to $3,353,494 or 0.4% from $3,339,089 for the thirty-six week period ended September 2, 2003. These costs as a percentage of core restaurants revenues were 9.4% for the thirty-six week period ended September 2, 2003 compared to 8.2% for the same period in 2004. The chief reason for the decrease in general and administrative expense as a relation to revenue is the higher revenue and absolute cost between years remaining constant. In 2004 Paragon same-store sales increased 3.4% for the 25 comparable core units in 2004 versus the same thirteen-week period in 2003, coupled with an approximate 4.0% menu price increase that was implemented in seventh period (partially offset by a reduction in revenue associated with coupons) and the change in the accounting year. Partially offsetting the favorable revenue change was the cost associated with the amortization of $311,544 of compensation expense in connection with stock options granted in the money and additional audit and legal expenses associated with the Company's filings not done during the bankruptcy period as well as current SEC requirements.

Other income (expenses) for the thirty-nine week period ended September 28, 2004 decreased $621,952 to $911,909 for the same period in 2004 or 40.6% from $1,533,861 for the thirty-six week period ended September 2, 2003. The chief reason for this decrease was the restructuring of all the debt (except capital lease interest) by the Company in accordance with the terms set forth in the Plan.

As reorganization items for the thirty-nine week period ended September 28, 2004 were included in "fresh start" accounting as an offset to Goodwill, there was no effect on current period numbers. For the thirty-six week period ended September 2, 2003 the reorganization items was a gain of $2,014,942.

There was no gain from discontinued operations for the thirty-nine week period ended September 28, 2004. Gain from discontinued operations for the thirty-six week period ended September 2, 2003 was $1,057,463. On October 11, 2002 when Pacific Basin Foods ceased operations and filed for Chapter 7 with the Bankruptcy Court. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods had legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net loss for the thirty-nine week period ended September 28, 2004 increased $623,766 to a net loss of $921,968 for the thirty-nine week period in 2004 from a net loss of $298,202 for the thirty-six week period ended September 2, 2003. The loss for the thirty-nine week period ended September 28, 2004 was chiefly the result of operating and then disposing (timing issues as part of the Plan) of under performing restaurants in the first two quarters of 2004 and the increased amortization of stock options and increases in beef, dairy and produce prices. Restaurants disposed of in 2004 contributed a combined loss of $270,959. The income for the thirty-six week period ended September 2, 2003 is entirely due to the gain from reorganization items and recognizing the net liability of Pacific Basin Foods that remained on the Company's books as of December 24, 2002 as a one-time income of discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $0 at September 28, 2004. Our operating activities for the thirty-nine week period ended September 28, 2004 used $1.6 million. Most of the cash was used to pay certain pre-petition liabilities in accordance with the Plan. Without these payments, the Company believes that the cash flow from operations should be more than sufficient to fund its operations at current levels and fund its repayment obligations pursuant to the Plan during the remainder of fiscal 2004. The Company's highest cash generation quarters from operations are the second and fourth quarters. The Company expects to meet its upcoming Plan payments through a combination of cash generated from operations, borrowings, and equity sales.

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

NEW REPORTING ENTITY AND ADOPTION OF FRESH START ACCOUNTING

The Company's emergence from Chapter 11 bankruptcy proceedings resulted in a new reporting entity and adoption of fresh start reporting in accordance with Statement of Position ("SOP") No. 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. The condensed consolidated financial statements as of and for the quarter ended September 28, 2004 reflect reorganization adjustments for the discharge of debt and adoption of fresh start reporting.

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

A black line has been drawn in the accompanying condensed consolidated balance sheet between December 30, 2003 and September 28, 2004 to distinguish between the Successor Company and the Predecessor Company. The results of the interim periods shown are for the Predecessor Company and are not considered as being indicative of the results of operations that are expected for the full year. These results will not be comparable to those of the Successor Company.

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

OUR HISTORY OF LOSSES MAY CONTINUE IN THE FUTURE AND THIS COULD HAVE AN ADVERSE AFFECT ON OUR ABILITY TO GROW AND THE VALUE OF YOUR INVESTMENT IN US.

To date, we have incurred losses in every year of operations, including fiscal year ended December 31, 2003. As of September 28, 2004, our accumulated deficit was $921,968. We cannot assure you that we will ever become or remain profitable.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS THAT EFFECT CONSUMER SPENDING.

Weak general economic conditions in effect in the United States could decrease discretionary spending by consumers. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks and our military operations abroad may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

WE FACE RISKS ASSOCIATED WITH THE EXPANSION OF OUR OPERATIONS.

The success of our business depends on our ability to expand the number of our restaurants, either by developing or acquiring additional restaurants. Our success also depends on our ability to operate and manage successfully our growing operations. Our ability to expand successfully will depend upon a number of factors, including the following:

     o the availability and cost of suitable restaurant locations for development;
     o    the availability of restaurant acquisition opportunities;
     o the hiring, training, and retention of additional management and restaurant personnel;
     o    the availability of adequate financing;
     o the continued development and implementation of management information systems;
     o    competitive factors; and o general economic and business conditions.

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

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS BEYOND OUR CONTROL.

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

     o    the amount of sales contributed by new and existing restaurants;
     o    the timing of new openings;
     o    increases in the cost of key food or beverage products;
     o    labor costs for our personnel;
     o our ability to achieve and sustain profitability on a quarterly or annual basis;
     o    consumer confidence and changes in consumer preferences;
     o health concerns, including adverse publicity concerning food-related illness;

     o the level of competition from existing or new competitors in the our segment of the restaurant industry; and
     o economic conditions generally and in each of the market in which we are located.

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

THE COMPANY'S SALES VOLUMES GENERALLY INCREASE IN WINTER MONTHS.

The Company's sales volumes fluctuate seasonally, and are generally lower in the summer months and higher in the winter months, which may cause seasonal fluctuations in the Company's operating results.

INCREASED ENERGY COSTS MAY ADVERSELY AFFECT THE COMPANY'S PROFITABILITY.

The Company's success depends in part on its ability to absorb increases in utility costs. Various regions of the United States in which the Company operates multiple restaurants, particularly California, have experienced significant and temporary increases in utility prices. If these increases should recur, thay will have and adverse effect on the Company's profitability.

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

INTEREST RATE SENSITIVITY. As of September 28, 2004, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's President, who serves as the Company's principal executive officer concluded that the Company's disclosure controls, and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS



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

                            STEAKHOUSE PARTNERS INC.





By: /s/ A. Stone Douglass              By: /s/ Joseph L. Wulkowicz
...................................    ........................................
A. Stone Douglass                      Joseph L. Wulkowicz
President, Secretary and Director     Vice President and Chief Financial Officer
(Serving as principal executive       (Serving as principal financial and
officer)                              accounting officer)