Form 10-K
period 2004-12-28
STEAKHOUSE PARTNERS INC
filed 2005-04-12
CIK 1017156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Year Ended December 28, 2004

Commission File Number: 000-23739

STEAKHOUSE PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3248672
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer I.D. Number)

10200 Willow Creek Road, San Diego, California 92131
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (858) 689-2333

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES      ☐ NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒ YES      ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): ☐ YES      ☒ NO

Registrant’s net revenues for its most recent fiscal year (ended December 31, 2004): $55,070,680

Aggregate market value of voting and non-voting equity stock held by non-affiliates computed by reference to the price at which the Common Stock was sold, or the average bid and ask price of said Common Stock, as of April 11, 2005, was approximately $5,019,964

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 6,073,915 shares of Common Stock were outstanding as of April 12, 2005.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: ☒ YES      ☐ NO

DOCUMENTS INCORPORATED BY REFERENCE:

Part III — Proxy Statement to be issued in conjunction with Registrant’s Annual Stockholders’ Meeting. The index to exhibits is located on page 33, hereof

PART I

Item 1. BUSINESS

Unless otherwise stated in this document or unless the context otherwise requires, references herein to the “Company,” “we,” “our” and “us” include Steakhouse Partners, Inc. and its wholly owned subsidiaries, namely Paragon Steakhouse Restaurants, Inc. and its subsidiaries ( “Paragon”). “Steakhouse” refers to Steakhouse Partners, Inc., not including any of its wholly owned subsidiaries.

OVERVIEW

We own and operate 25 full-service steakhouse restaurants located in eight states. Our restaurants principally operate under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.85 (including alcoholic beverages) and our 25 restaurants serve approximately 2.5 million meals annually. Our management believes that our emphasis on quality service and our concentration on fresh cut, high quality USDA graded steaks and prime ribs distinguishes our restaurants from our competitors, presenting an opportunity for growth.

COMPANY BACKGROUND

We were incorporated in the State of Delaware on June 3, 1996 under the name “Texas Loosey’s Steakhouse & Saloon, Inc.” On December 19, 1996, our Board of Directors adopted a resolution to change our name to “Galveston’s Steakhouse Corp.” Up until December 18, 1998, Galveston’s Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as “Texas Loosey’s Chili Parlor & Saloon” ( “Texas Loosey’s”).

Galveston’s Steakhouse Corp. first acquired two Texas Loosey’s restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996 (which was subsequently amended on November 1, 1998), and acquired on the remaining two Texas Loosey’s restaurants on May 1, 1999.

On December 21, 1998, Galveston’s Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and its subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) through its acquisition of all of the outstanding capital stock of Paragon. Paragon also owned Pacific Basin Foods, Inc. ( “PBF”), a company which was engaged in purchasing and selling food and other restaurant supplies to Paragon and nonaffiliated companies. On October 11, 2002 PBF filed for voluntary protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the filing date thereof.

During the year ended December 31, 1999, Galveston’s Steakhouse Corp.’s name was changed to Steakhouse Partners, Inc.

We maintain an Internet website at www.paragonsteak.com. This website offers free access to our press releases and filings with the U.S. Securities and Exchange Commission (the “Commission”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after these reports are filed with or furnished to the Commission.

Bankruptcy Filing

Effective December 31, 2003 (the “Effective Date”), the Company confirmed a Plan of Reorganization and emerged from Chapter 11 bankruptcy, which allowed it to achieve the benefits that motivated the filings described below. By way of background, on February 15, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). On February 19, 2002, Paragon also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (together, the “Filing”).

The initial Filing was made in response to the maturing of certain notes aggregating $1,734,285, which the Company was unable to pay. Throughout the course of the Reorganization, the Company sought to retain core locations, eliminate non-competitive leases, restructure its debt, and withdraw from under-performing markets.

During the process, the Company continued to manage its properties and operated its businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

As a result of the Filing, all pending litigation and claims against the Company were stayed, and no party was permitted to take action to realize its pre-petition claim, except pursuant to order of the Bankruptcy Code. While utilizing the protection of this stay, the Company disposed of under performing assets and sought third party participation in funding a plan. Separately, PBF, was a wholesale food distributor serving the restaurant industry. Its principal clients were Paragon and several small regional chains. As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economic feasibility also diminished. On October 11, 2002 Pacific Basin Foods ceased operations and filed a voluntary petition for bankruptcy under Chapter 7 of the Code.

In July 2003, the Bankruptcy Court approved a debtor-in-possession (DIP) loan and the general terms pursuant to which a plan would be approved, as more fully described below. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. Our approved plan provided for no distribution to equity holders, but rather provided for distribution of equity upon confirmation to the plan funder and creditors, as more fully described below.

The Company commenced a balloting and solicitation process with respect to the Plan of Reorganization, which concluded in early December 2003. On December 19, 2003, the Company’s Plan of Reorganization (the “Plan”) was confirmed by the Bankruptcy Court. Upon confirmation of the Plan, the entire balance of the DIP loan of $5,000,000, including accrued interest, became due and payable to Steakhouse Investors, LLC or its assignees ( “Steakhouse Investors”), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company’s obligations under the DIP agreement other than interest. The Plan provided that all capital stock of the Company outstanding prior to the confirmation of the Plan would be canceled. In addition, all of the Company’s pre-petition liabilities were completely restructured by the Plan. As a result, the Company was obligated to pay the following claims:

1. Priority tax claim in the amount of approximately $1,921,000 will be paid over a four-year period from the Effective Date, with interest payable at a rate of 6% per annum. (See Financial Note # 8)

2. Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company’s restaurants in Torrance, California. On December 31, 2003, the Effective Date, the Company emerged from bankruptcy. All of the assets and lease rights of the Torrance, CA restaurant were transferred in satisfaction of such secured claim. (See Financial Note # 8)

3. Unsecured claims estimated to be between $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claims in the amount of $8,000,000 to $12,000,000 are expected to receive recovery of 50% to 70% of their allowed claims. The Company paid to the creditors $1,000,000 within 30 days of the Effective Date of the Bankruptcy Plan, and will make payments under a $5,030,000 note payable, which was scheduled in the amount of $500,000 on each April, August, and December of each year for the next three years. The note is non-interest-bearing and the last payment is due on or before December 2006. Currently, the Company and the Trustee for the unsecured creditors are negotiating extending the payments over a longer period of time so the payments conform more closely to available cash flow. In addition, 500,000 shares of Common

Stock have been reserved for issuance to the general unsecured creditors representing 10% of the new common stock of the Company; and (b) convenience claims in the amount of approximately $700,000 were paid an estimated recovery of 50%. Each allowed claim received its payment within 90 days after the effective date of the Bankruptcy Plan. (See Financial Note # 8)

Additionally, the Plan provided for the Company to assume 25 profitable restaurants as its core. For all the other units, either the Company’s leasehold interests were sold or the leases were rejected as of the Effective Date. Any claims associated with the rejected leases were provided for in the Plan.

In connection our emergence from bankruptcy protection, we implemented fresh-start accounting under the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. Under SOP 90-7, the reorganization fair value of the Company was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented the Company’s estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by us after the Effective Date (the “Reorganized Company”) and the final settlement amounts are recognized as they occur.

To facilitate the calculation of the enterprise value of the Reorganized Company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, the enterprise value was determined by the Company, using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to the Company, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed.

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ( “goodwill”) was approximately $18,900,000 as of December 31, 2003. (See Financial Note #2)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the Plan, realization of certain of the Company’s assets and liquidation of certain of the Company’s liabilities are subject to significant uncertainty. Furthermore, the Plan of Reorganization materially changed the amounts and classifications reported in the December 30, 2003 consolidated financial statements, which did not give effect to any adjustments to the carrying value or classification of assets or liabilities that were necessary as a consequence of a Plan of Reorganization.

All references to the “Predecessor Company” mean our Company prior to and including December 30, 2003 and all references to the “Reorganized Company” mean our Company during periods including and subsequent to December 31, 2003.

Our Business Background

We believe the steakhouse industry is expected to continue to expand over the next several years. We believe that this industry is highly fragmented and, if we are successful in implementing our Plan of Reorganization, we may have the opportunity to grow our business by expanding one of Paragon’s brand-name steakhouses, Carvers.

Our overall steakhouse operations have historically experienced seasonal fluctuations; with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Mid-west operations, and the third quarter being the slowest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our Mid-west locations.

Restaurant Concepts

All of our restaurants are positioned as destination restaurants that seek to attract loyal clientele. Destination restaurants are restaurants situated as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. All but one of our restaurants are full-service steakhouses. We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our “signature product” and is the basis for our distinctive merchandising commitment to “The Best Prime Rib in Town”. Our prime rib, which is served in a herb crust, is slow roasted for eighteen hours to enhance its flavor and tenderness. Portions are deliberately generous. Prime Rib and steaks account for approximately 65.0% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 19.0% of our total net sales.

Our restaurants are generally open seven days a week with typical hours of operation being from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:30 a.m. on weekdays; most of these restaurants are closed for lunch on weekends.

We intend to continue our efforts to differentiate our restaurants by emphasizing personal and attentive service, consistent high-quality, fresh products and position in the mid-priced, full service steakhouse segment of the restaurant industry.

We currently operate in three distinctive steakhouse markets:

Hungry Hunter, Hunter Steakhouse and Mountain Jack’s

We have 17 steakhouses operating under our core registered trade names, Hungry Hunter, Hunter Steakhouse and Mountain Jack’s, for which the average dinner check in 2004 was approximately $25.17 per guest. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and the “look and feel”of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter, Hunter Steakhouse and Mountain Jack’s steakhouses as a step-above the lower ticket restaurant chains such as Outback Steakhouse and Lone Star Steakhouse & Saloon.

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

Our Hungry Hunter, Hunter Steakhouse and Mountain Jack’s restaurants are typically free-standing buildings with dinner seating capacities ranging from 150 to 220 seats and an average seating capacity of approximately 180 seats. Unlike an Outback Steakhouse or Lone Star Steakhouse & Saloon, our restaurants typically have one or more banquet rooms to accommodate private parties and corporate events. The bar in each restaurant is generally located adjacent to the dining room primarily to accommodate customers waiting for dining tables and up to approximately 30 additional diners.

Carvers

We have four steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average dinner check per guest of slightly more than $36.20. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy.

Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton’s and Ruth’s Chris.

Our Carvers restaurants are also typically housed in freestanding buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately 220 seats. Our Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events. We are currently developing the next generation lunch and dinner menus for Carvers.

Concept Restaurants

We operate four concept (unique) properties, with average checks ranging from $28.00 to $35.00:

The Tippecanoe Place is an upscale restaurant located in a 24,000 square foot historical building formerly known as the Studebaker Mansion, in South Bend, Indiana. Both the menu (featuring 60% of our core entr ées and menu complimented by gourmet and local favorites) and the structure are South Bend landmarks. Tippecanoe Place is regularly voted the best steakhouse, dining location and wedding site in northern Indiana.

The Cliffhouse, in Folsom, California, overlooks the American River, and attracts both “locals” as well as tourists with its beef and seafood specialties and panoramic patio seating. The restaurant is approximately 10,000 square feet in size, and attracts a younger dining clientele with expansive bar offerings and regular karaoke and dancing opportunities.

The Whaling Company, our only seafood restaurant, is situated in colonial Williamsburg, Virginia. Fresh catches and local-tradition offerings are presented on a daily “catch board.” Tourists visiting colonial Williamsburg and the Busch Gardens amusement park enhance the strong community use of this profitable venture.

The Company operates its final unique restaurant under the name Carvers Creek in Raleigh, North Carolina. When the Company entered the southeast region of the country, the names Carvers Creek and Carvers were tested for market appeal. The former Mountain Jack’s was renamed Carvers Creek, but retained substantially all of the core concept attributes except certain full meal add-ons (such as salad and soup) and point variations.

Reorganization Strategy

Among others, the benefits of the Plan of Reorganization have included the restructuring of our debt, the improvement of our financial performance through cost-reduction and restructuring of administrative overhead, the ability to raise money, through the selective sale of non-strategic restaurants and the commitment of funding in connection with the Plan of Reorganization. Our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers) and through the potential acquisition of steakhouse (step-up casual) restaurants. Key components of this strategy include leveraging established brands, achieving operating efficiencies and cost savings through volume discounts on purchases, and efficiently penetrating new markets.

Marketing

We rely principally on our commitment to customer service and excellent price-value relationship to attract and retain customers. Accordingly, we focus our resources on seeking to provide customers with high-quality and attentive service, value and an exciting and vibrant atmosphere.

Our marketing efforts consist of local print media advertising, participation and limited discount coupons. Both local advertising and discount coupons consist of bulk mailers, freestanding newspaper inserts and targeted direct mailers. We have also offered discounts to encourage more people to try our restaurants, as well as to increase weekday customer counts. We also evaluate local image advertising opportunities and are utilizing spot radio strategies in affordable markets.

To promote local community awareness, each restaurant manager is encouraged to become a part of the local community. Many of our restaurants host meetings with community leaders to solicit local input about such restaurant’s potential community participation. Restaurant leadership teams also coordinate birthday and anniversary programs, hotel relationships, catering outreach, and other community-unique guest relations programs.

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

We also utilize management information systems to allow timely information analysis and response. Our computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant’s sales, purchasing, payroll, operating expenses, guest related statistics and other data, we can regularly monitor restaurant operations. Our management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor, minutes per meal, promotional programs, restaurant costs and general marketing data. However, because of the age, reliability and serviceability issues of our existing POS system, we have begun to upgrade this critical feature starting in 2005. The software and hardware vendors have been selected, two installations have been completed with testing and training in process. Once proven and tested, we anticipate it will take approximately twelve to eighteen months to convert all the units.

Our management team for a typical steakhouse restaurant generally consists of one general manager, one or two leaders and a kitchen manager. Each restaurant also employs a staff consisting of approximately 40 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to either a district leader or one of our two regional vice presidents of operations, who each supervise five to seven restaurants. Our restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Our restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management defines operations and performance objectives for each restaurant and monitor implementation. Our senior management regularly visits our restaurants and meets with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of our restaurant operations and personnel development.

Each of our new restaurant employees participates in a training program during which the employee works under the close supervision of a restaurant manager or an experienced key employee. Each general manager is required to attend the annual conference, which is held in San Diego, California, for individualized training and the opportunity to hear directly from their peer group. Our management continuously solicits employee feedback concerning restaurant operations and strives to be responsive to our employees’ concerns.

Purchasing

We purchase our food and beverage products from two UniPro Food Distributors: Southwest Traders on the West Coast and Van Eerden in the Mid-West. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the corporate support center for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies.

Sources and Availability of Raw Materials

We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. We concentrate our distribution to achieve more favorable terms, but believe we could replace any distributor, if necessary, on a timely basis. Substantially all menu items are prepared on each restaurant’s premises daily from scratch, which includes fresh (non-frozen) beef. Each restaurant’s management determines the quantities of food and supplies required and orders items from regional suppliers on terms negotiated by us. Restaurant level inventories are maintained at a minimum dollar-value level in relation to sales due to the relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that are used in operations.

Trademarks and Service Marks

We have registered various service marks, including Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers and their related designs with the United States Patent and Trademark Office. All of our trademarks and service marks have stated expiration dates ranging from 2008 to 2012. However, they are renewable for an unlimited number of additional 10-year terms at our option.

Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than the Company. The food service is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Our restaurants compete with other mid-priced, full service restaurants, which are not necessarily steakhouse restaurants, primarily on the basis of quality of food and service, ambiance, location and price-value relationship. We also compete with a number of other steakhouse restaurants within our markets, including both locally owned restaurants and regional or national chains. Although, we believe that the quality of our service, our well-regarded brands, attractive price-value relationship and quality of food will enable us to differentiate ourselves from our competitors and place us in an excellent competitive position, many of our competitors are well established in the mid-priced dining segment and certain competitors have substantially greater financial, marketing and other resources than us. We also compete with other restaurants and retail establishments for sites. We believe that our ability to compete effectively will continue to depend upon our ability to offer high-quality, mid-priced food in a full service, distinctive dining environment.

Research

We engage an outside company to conduct two secret shops per month for each of our locations completing a sixty-six question survey regarding food, service, quality, value and suggestions for improvement. We also regularly provide “bounce-back” cards to its guests to solicit dining experience information in return for discounts or free desserts.

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

We are subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our comprehensive general liability insurance.

Our restaurant operations are also subject to federal and state employment and wage laws governing such matters as working conditions, overtime, meal breaks, rest breaks and tip credits and other employee matters. Significant numbers of our food service and preparation personnel are paid at rates related to the federal minimum wage. Government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of our restaurants.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Our management is not aware of any environmental regulations that have had a material effect on us or our restaurants to date.

The Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We intend to ensure that our restaurants will be in full compliance with the ADA, and we review plans and specifications and make periodic inspections to ensure continued compliance. We believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. We do not anticipate that such compliance will require us to expend substantial funds.

Employees

At April 5, 2005, we employed approximately 1,353 individuals, of which 114 occupy executive, managerial or clerical positions, and 1,239 hold non-managerial restaurant-related positions. None of our employees is covered by a collective bargaining agreement.

We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

Information as to Classes of Similar Products or Services

We operate in only one industry segment. All significant revenues and pre-tax earnings are related to retail sales of food and beverages to the general public through Company-operated restaurants. At December 28, 2004, we had no operations outside the continental United States.

Risk factors that may affect future results and financial condition

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

In February 2002, our Company, along with our wholly owned subsidiary Paragon, filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filings had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance. Though we have emerged from Chapter 11, we are still obligated to issue 500,000 shares of Common Stock which have been reserved for issuance to creditors in connection with the Plan of Reorganization to the general unsecured creditors. As we continue to reconcile the claims made by these creditors, we will continue to incur expenses with respect to the reorganization process.

If we are unable to obtain additional funds in a timely manner or on acceptable terms or the plan of reorganization is unsuccessful, we may have to curtail or suspend certain or all of our operations, which could adversely affect our financial condition, results of operations and prospects.

Although in January 2005, we successfully raised $1,050,000 in a private placement of securities, we cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will seriously effect our ability to meet our Plan of Organization objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

We have incurred losses from inception and may never generate substantial profits.

We were organized in May 1996, and have incurred significant losses since inception. We may never generate profits. We incurred a net loss of approximately $635,302 for the fiscal year ended December 31, 2004; incurred a net loss of approximately $4,851,281 for the fiscal year ended December 30, 2003; and a net loss of approximately $6,582,559 for the fiscal year ended December 24, 2002. As of December 30, 2003, the Predecessor Company had an accumulated deficit of approximately $37.7 million. As of the Effective Date, the accumulated deficit was written off to goodwill as part of the fresh start accounting.

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

We may not have sufficient cash reserves to maintain and fund our operations and fund our obligations.

We may not have sufficient cash reserves to maintain our operations and fund our obligations. In such event, we may need to seek additional financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have a rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

Because “fresh start” reporting will make future financial statements difficult to compare with our historical financial statements, it may be difficult for investors to measure our financial performance or assess our prospects for growth.

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

Changing consumer preferences and discretionary spending patters, potential outbreaks of “mad cow disease” or “foot/mouth disease” and other factors affecting the availability of beef could force us to modify our restaurants’ concept and menu and could result in a reduction in our revenues.

Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter, Hunter Steakhouse, Mountain Jack’s, Carvers restaurants’ menus, or by specific events such as the recently confirmed cases of “mad cow disease” by the Canadian government or “foot/mouth disease” which occurred in the United Kingdom. In addition, these events could reduce the available supply of beef or significantly raise the price of beef. If we were to modify the emphasis on beef in our restaurant’s menus, we may lose additional customers who do not prefer the new concept and menu, and we may not be able to attract a sufficient new customer base to generate the necessary revenues needed to make the restaurant profitable.

In addition, we may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

We face risks associated with changes in general economic and political conditions that effect consumer spending.

We believe that the weak and general economic conditions in effect in the United States will continue through 2005. As the economy fluctuates, we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks and our military operations abroad may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

The success of our business depends on our ability to expand the number of our restaurants, either by developing or acquiring additional restaurants. Our success also depends on our ability to operate and manage successfully our growing operations. Our ability to expand successfully will depend upon a number of factors, including the following:

• the availability and cost of suitable restaurant locations for development;

• the availability of restaurant acquisition opportunities;

• the hiring, training, and retention of additional management and restaurant personnel;

• the availability of adequate financing;

• the continued development and implementation of management information systems;

• competitive factors; and

• general economic and business conditions.

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

We currently rely chiefly on two food product distributors: Southwest Traders on the West Coast and and Van Eerden in the Mid-West. If either Southwest Traders or Van Eerden is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

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

Certain states have each increased their state minimum wages to a level that significantly exceeded the federal minimum wage. These recent increases in the state statutory minimum wage and any future federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

The failure to enforce and maintain our trademarks and trade names could adversely affect our ability to establish and maintain brand awareness.

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks. Our wholly owned subsidiary, Paragon of Michigan, Inc., has registered, among others, the names Hungry Hunter, Mountain Jack’s and Carvers. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of the trademarks or service marks that we believe could materially affect us; we cannot assure you that we will be free from such infringements in the future.

The names “Hungry Hunter,” “Mountain Jack’s” and “Carvers” represent our core concept. The termination of our right to use this name or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

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

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

• the amount of sales contributed by new and existing restaurants;

• the timing of new openings;

• increases in the cost of key food or beverage products;

• labor costs for our personnel;

• our ability to achieve and sustain profitability on a quarterly or annual basis;

• consumer confidence and changes in consumer preferences;

• health concerns, including adverse publicity concerning food-related illness;

• the level of competition from existing or new competitors in the our segment of the restaurant industry; and

• economic conditions generally and in each of the market in which we are located.

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

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation, which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable and us. Such litigation, adverse publicity or damages could have a material adverse effect on our business, competitive position and results of operations.

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

Keeping abreast of, and in compliance with, changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new SEC regulations, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs, a material adverse effect, and a diversion of management’s attention and resources.

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

Trading of our stock may be restricted by the sec’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock”rules described above, the NASD, Inc. ( “NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Ownership of approximately 38% of our outstanding common stock by five stockholders will limit your ability to influence corporate matters.

A substantial majority of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 38% of the shares of common stock outstanding. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

ITEM 2. PROPERTIES

We lease all of our restaurant locations. Lease terms are generally 10 to 35 years, with renewal options. All of our leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and maintenance. We intend to continue to lease restaurant locations where cost-effective if cash flow permits. On July 19, 2000, we completed a sale and leaseback transaction with PS Realty Partners, LP with respect to 19 of its properties, yielding net proceeds of approximately $22 million. We utilized a majority of these net proceeds to pay down a $20 million mortgage debt.

The following table sets forth the location of our existing Hungry Hunter’s, Hunter’s Steakhouse, and Mountain Jack’s restaurants as of April 12, 2005:

California		Indiana
Bakersfield Fairfield Lafayette Modesto Oceanside S. San Francisco Sacramento San Diego Santa Rosa	Temucula Thousand Oaks Ventura	Lafayette Michigan Auburn Hills Taylor Troy Traverse City

The following table sets forth the location of our existing Carvers restaurants as well as our concept (unique) restaurants as of April 12, 2005:

Carvers Locations	Concept (Unique) Restaurant Locations
Glendale, Arizona Centerville, Ohio Roseville, California Sandy, Utah	Folsom, California South Bend, Indiana Williamsburg, Virginia Raleigh, North Carolina

Our executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. Our executive offices have a three-year lease at very competitive rates with an option to renew. Our telephone number is (858) 689-2333. We believe that there is sufficient office space available at favorable leasing terms in the San Diego, California, metropolitan area to satisfy our additional needs that may result from future expansion.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of our management, other than the bankruptcy filing described above, there are no legal proceedings, which will have a material adverse effect on our financial position or our operating results. See Part I Item 1. Description of Business — Bankruptcy Filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock was listed on the over-the-counter on the Pink Sheets under the symbol “SIZLQ.PK” until the Effective Date of the Plan. As of the Effective Date, all of our outstanding capital stock was cancelled. On May 3, 2004, our Common Stock began trading on the Pink Sheets as a Reorganized Company under the symbol STKP.PK.

The following table sets forth the range of high and low closing prices for our Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

	High	Low
Year ended December 31, 2002
First Quarter	$0.28	$0.01
Second Quarter	0.19	0.01
Third Quarter	0.15	0.02
Fourth Quarter	0.10	0.00
Year ended December 31, 2003	No Activity
	High	Low
Year ended December 31, 2004
First Quarter	No Activity
Second Quarter	$2.75	$2.30
Third Quarter	2.75	1.15
Fourth Quarter	2.12	2.00

Holders

As of January 4, 2005 there were approximately 69 record holders of our Common Stock. Upon Effective Date, the entire balance of the DIP loan (described above), including accrued interest, became due and payable to Steakhouse Investors, LLC or its assignees ( “Steakhouse Investors”), and the former members of Steakhouse Investors received 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of our obligations under the DIP agreement, other than interest. All of our outstanding capital stock as of the filing of the Plan was canceled as of the Effective Date.

Dividends

We have not paid any cash or other dividends on our Common Stock since our inception and do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings for use in our operations and to finance our reorganization plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance.

Recent Securities Sold

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, we completed an initial closing with respect to the sale of 700,000 shares of Common Stock and Common Stock purchase warrants (the “Private Placement Warrants”) to purchase 350,000 shares of Common Stock, at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 ( “Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization ( “EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

On April 7, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, we issued to an investor 173,915 shares of common stock and a warrants (the “April Warrant”) to purchase 86,958 shares of Common Stock (the “April Warrant Shares”), at an initial exercise price of $2.00 per share (the “April Exercise Price”), in full and complete satisfaction of our obligation to pay such investor $200,002.25. Following the delivery of our audited financial statements for Fiscal 2005, the April Exercise Price of the April Warrants will be subject to increase or decrease based on EBITDA for Fiscal 2005. The April Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the April Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million and (ii) decreased by 10% (but in no event will the April Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The April Warrant also contains certain redemption and anti-dilution provisions. The securities were issued with restricted security legends.

Equity Compensation Plan Information at Last Fiscal Year-End

2004 STOCK INCENTIVE PLAN APPROVED IN 2005 BY THE SHAREHOLDERS

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/Sh)	(c) Number of Securities Remaining available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	1,330,000	1.11	170,000
Equity compensation plans not approved by security holders	0	0.00	0

Total	1,330,000	1.11	170,000

The Company did not repurchase any equity securities during the fourth quarter of 2004.

In year-ended December 31, 2004, we introduced a performance-based incentive compensation program in order to motivate restaurant leadership teams to deliver excellence in all qualitative and quantitative areas of their business; to drive the behaviors leaders must exhibit in order to create value for us and our owners; and to enable us to attract and retain leaders of great business acumen and restaurant passion. Substantially all employees serving in General Manager, Manager and Working Chef positions are eligible participants. (See Financial Notes #5, #14 & #15).

Restaurant Leadership teams have the opportunity to earn bonus based on qualitative and quantitative contributions. Each restaurant team can earn a quarterly incentive on their restaurant performance of the “operating basics” and “extraordinary hospitality measurements” as evaluated by an independent shopping service. Each restaurant also earns bonus incentives on a periodic basis and calculated based on the restaurant financial results. The team shares a percentage of the restaurant results, and receives a greater percentage in the event that the performance exceeds budget by a targeted amount.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data for the five years ended December 28, 2004 has been derived from the Company’s Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 28, 2004, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations. It should be noted that the Plan of Reorganization materially changed the amounts and classifications reported in the December 30, 2003 consolidated financial statements, which did not give effect to any adjustments to the carrying value or classification of assets and liabilities that were necessary as a consequence of the Plan of Reorganization:

Income Statement Data:	2004	2003	2002	2001	2000

Revenues	$55,070,680	$77,757,815	$97,102,252	$110,684,409	$123,618,199

Cost of sales
Food and beverage	18,710,282	28,395,681	33,886,807	38,480,981	43,119,602
Payroll and payroll related costs	18,597,914	27,703,764	34,312,955	36,719,587	39,504,498
Direct operating costs	11,428,472	20,008,320	24,297,312	27,259,432	25,843,817
Reserve on impairment of property, plant, and equipment	—	—	—	6,581,527	388,868
Depreciation and amortization	1,235,156	1,876,778	2,785,465	3,452,109	3,703,346

Total cost of sales	49,971,824	77,984,543	95,282,539	112,493,636	112,560,131

Gross profit (loss)	5,098,856	(226,728)	1,819,713	(1,809,227)	11,058,068
Costs and expenses
General and administrative
Expenses (includes non-cash compensation $500,156 in 2004)	4,459,294	4,711,199	5,104,117	8,514,500	7,561,262
Legal settlement	35,095	—	—	800,000	—
Reserve for advances to officers	—	—	277,016	616,584	—
Income (loss) before other income (expense)	604,467	(4,937,927)	(3,561,420)	(11,740,311)	3,496,806
Other income (expense)
Gain on sale of property, plant, and equipment	—	—	—	—	1,589,480
Interest income	938	—	—	—	—
Miscellaneous income	130,810	179,143	392,990	259,568	260,988
Interest and financing costs	(1,324,678)	(2,567,705)	(2,327,903)	(2,690,839)	(3,524,994)
Forgiveness of officer advances	—	—	—	—	(442,058)
Total other (expense)	(1,192,930)	(2,388,562)	(1,934,913)	(2,431,271)	(2,116,584)
Income (loss) before reorganization items, provisions for income taxes, and discontinued operations	(588,463)	(7,326,489)	(5,496,333)	(14,171,582)	1,380,222

Reorganization items
Gain on sale of property, plant, and equipment	54,412	3,515,564	2,048,350	—	—
Professional Fees	(28,024)	(1,967,819)	(1,216,883)	—	—
Idine settlement	—	—	(960,000)	—	—

Total reorganization items	26,388	1,547,745	(128,533)	—	—

Income (Loss) before provision for income taxes and discontinued operations	(562,075)	(5,778,744)	(5,624,866)	(14,171,582)	1,380,222
Provision for income taxes	73,227	130,000	129,758	148,341	53,419

Income (Loss) before discontinued operations	(635,302)	(5,908,744)	(5,754,624)	(14,319,923)	1,326,803
Income (Loss) before discontinued, operations net of income taxes of $850, $850 & $1,851	—-	1,057,463	(827,935)	(2,396,821)	(1,948,247)

Net loss	$(635,302)	$(4,851,281)	$(6,582,559)	$(16,716,744)	$(621,444)

Earnings (loss) per share Basic
Earnings (Loss) from continuing operations	$(0.13)	$(1.74)	$(1.70)	$(4.23)	$0.39
Earnings (Loss) from discontinued operations	—	$0.31	$(0.24)	$(0.71)	$(0.58)

Basic loss per share	$(0.13)	$(1.43)	$(1.94)	$(4.94)	$(0.18)
Diluted loss per share
Earnings (Loss) from continuing operations	$(0.13)	$(1.74)	$(1.70)	$(4.23)	$0.38
Earnings (Loss) from discontinued operations	—	$0.31	$(0.24)	$(0.71)	$(0.58)

Diluted loss per share	$(0.13)	$(1.43)	$(1.94)	$(4.94)	$(0.20)
Shares used to calculate loss per share
Basic	5,000,000	3,386,522	3,386,522	3,386,522	3,369,022
Diluted	5,000,000	3,386,522	3,386,522	3,386,522	3,535,570

Balance Sheet Data:	2004	2003	2002	2001	2000

Total assets	$31,474,070	$17,763,206	$25,994,981	$31,000,321	$45,724,855
Total debt, excluding capital lease obligations	$9,384,785	$6,478,431	$2,188,485	$5,760,306	$5,797,953
Total capital lease obligations	$8,996,103	$9,864,874	$14,376,298	$17,433,470	$17,830,456
Stockholders’ equity (deficit)	$5,510,410	$(25,686,949)	$(20,895,668)	$(14,373,109)	$2,172,237

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 28, 2004, included in this Annual Report. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Forward-Looking Information

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, the statements herein regarding industry prospects, future results of operations, financial position or reorganization plans are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion and the section entitled “Business — Additional Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

Company Overview

In February 2002, we and Paragon filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Court. The Reorganization Plan was confirmed on December 19, 2003 and became effective December 31, 2003.

As of December 31, 2004, we operated 25 full-service steakhouse restaurants located in eight states. We operate under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse and Mountain Jack’s. On December 21, 1998, we acquired Paragon and PBF. Prior to the acquisition of Paragon, we owned and operated four restaurants. On February 28, 2002, we rejected nine (9) leases as part of the Plan of Reorganization. As of December 2004, we had rejected or sold forty (40) units.

We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains. Now that we have emerged from our reorganization we may begin to focus on acquisitions. As the date hereof, no acquisitions have been made and there can be no assurance, that any such acquisitions will be made in the future.

To the extent we established steakhouses in new locations there is likely to be a time lag between the time expenses of the startup are incurred and the time newly constructed steakhouses are opened and begin to generate revenues, which time lag could affect quarter-to-quarter comparisons and results.

Our overall steakhouse operations tend to experience seasonal fluctuations, with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Mid-West operations, and the third quarter being the weakest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, in which we do not experience the same seasonal changes in weather that occur at our Mid-West locations.

As of the filing date of Bankruptcy, we had three (3) business units, which had separate management and reporting infrastructures that offered different products and services. The business units were aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consisted of two business units — Paragon Steakhouse Restaurants, Inc. and Steakhouse Partners, Inc. — that operated specialty restaurants around the country. Our food service distribution segment, which operated as Pacific Basin Foods, performed distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economic feasibility also diminished. Therefore, on October 11, 2002, PBF ceased operations and filed under Chapter 7 with the United States Bankruptcy Court in Riverside, California.

Results of Operations

Results of Operations — Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of revenue for core restaurants only, certain items in the Company’s condensed consolidated statements of operations for the indicated periods:

	Reorganized Company		Predecessor Company
	Thirteen Weeks Ended December 28, 2004	Fifty Two Weeks Ended December 28, 2004	Sixteen Weeks Ended December 30, 2003	Fifty Three Weeks Ended December 30, 2003
Revenue	100.0%	100.0%	100.0%	100.0%
Discounts	2.2%	2.4%	2.8%	2.7%
Net Revenues	97.8%	97.6%	97.2%	97.3%
Cost of Sales
Food & Liquor costs	31.3%	33.6%	36.1%	35.0%
Personnel Costs	33.1%	33.8%	32.9%	33.2%
Direct Operating Cost	19.6%	20.2%	20.6%	20.8%
Depreciation	2.2%	2.2%	2.0%	2.2%
Gross Margin	13.9%	10.2%	8.4%	8.7%
General & Administrative	6.5%	7.7%	7.6%	8.5%
Interest Expense	1.8%	1.9%	1.9%	1.9%
Net Income (Loss)	5.5%	0.6%	(1.0%)	(1.8%)

Factors that have affected the results of operations for fifty-two weeks of fiscal 2004 for the Company as compared to the fifty-three weeks of fiscal 2003 for the Company are discussed below.

52 WEEKS ENDED DECEMBER 28, 2004 COMPARED TO THE 53 WEEKS ENDED DECEMBER 30, 2003

Revenues for the fifty-two week period ended December 28, 2004 decreased $22,687,135 or 29.2% from $77,757,815 for the fifty-three week period ended December 30, 2003 to $55,070,680 for the same period in 2004. The decrease is substantially attributable to the decrease in total operating units. Between the filing date of bankruptcy and the end of 2004, forty (40) operating units were rejected, closed and/or sold. Partially offsetting the decrease in revenue was the same store sales for those core units that were open at the end of the year reflected an increase of 1.9% for the 52 weeks ended December 28, 2004 versus the same period in 2003.

Food and beverage costs for the fifty-two week period ended December 28, 2004 decreased $9,685,399 or 34.1% from $27,395,681 for the fifty-three week period ended December 30, 2003 to $18,710,282 for the same period in 2004. Food and beverage costs as a percentage of restaurant revenues were 34.0% for the fifty-two week period ended December 28, 2004 compared to 36.5% for the same period in 2003. Food and beverage costs as a percentage of restaurant revenues for the core restaurants only were 33.6% for the fifty-two week period ended December 28, 2004 compared to 35.0% for the same period in 2003. The major reason for this decrease was the effect of a mid-year major menu price increase coupled with a reengineering of the menu that increased the average entr ée price by almost

8% and (except for the core restaurants comparative) the sale of several unprofitable units in the first quarter of FY 2004. Also the record high beef prices that affected the Company through most of FY 2003 and the first half of FY 2004 declined somewhat in the summer and then stabilized.

Payroll and payroll related costs for the fifty-two week period ended December 28, 2004 decreased $9,105,850 or 32.9% from $27,703,764 for the fifty-three week period ended December 30, 2003 to $18,597,914 for the same period in 2004. The total payroll and payroll related costs as a percentage of revenues were 33.9% for the fifty-two week period ended December 28, 2004 compared to 35.6% for the same period in 2003. The chief reason for this decrease as a percentage relationship to revenue is the effect of the menu price increase coupled with a company-wide effort to maximize staff efficiencies and the sale of several unprofitable units in the first quarter of FY 2004. The total payroll and payroll related costs as a percentage of revenues for the core restaurants were 33.8% for the fifty-two week period ended December 28, 2004 compared to 33.2% for the same period in 2003. The major reason for this increase as a percentage relationship to revenue is the impact of approximately 25% higher workmen compensation insurance and company sponsored medical benefits (the Company believes because of its outstanding experience factors in 2003 and 2004 these numbers will be significantly reduced in the second half of 2005). Partially offsetting these large increases was a company-wide effort to maximize staff efficiencies and reduce payroll dollars.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 28, 2004 decreased $8,579,848 or 42.9% from $20,008,320 for the fifty-three week period ended December 30, 2003 to $11,428,472 for the same period in 2004. The costs as a percentage of restaurant revenues were 20.8% for the fifty-two week period ended December 28, 2004 compared to 25.7% for the same period in 2003. The chief reason for this decrease as a percentage relationship to revenue is the effect of the menu price increase coupled with the sale of several unprofitable units in the first quarter of FY 2004. The costs as a percentage of restaurant revenues for the core restaurants were 20.2% for the fifty-two week period ended December 28, 2004 compared to 20.8% for the same period in 2003. The chief reason for this decrease as a percentage relationship to revenue is the effect of the menu price increase.

Depreciation and amortization for the fifty-two week period ended December 28, 2004 decreased $641,622 or 34.2% from $1,876,778 for the fifty-three week period ended December 30, 2003 to $1,235,156 for the same period in 2004. The main reason for this decrease is that between the filing date of bankruptcy and the end of 2004, forty (40) operating units were rejected, closed and/or sold, as well as the discontinuance of Pacific Basin Foods in Chapter 7.

General and administrative expenses for the fifty-two week period ended December 28, 2004 decreased $251,905 or 5.3% from $4,711,199 for the fifty-three week period ended December 30, 2003 to $4,459,294 for the same period in 2004. General and Administrative expenses as a percentage of restaurant revenues was 7.7% for the fifty-two week period ended December 28, 2004 compared to 6.1% for the same period in 2003. The chief reasons for the increase as a percentage relationship to revenue is higher legal and outside accounting fees associated with the reorganized company and fresh start accounting. As well as, non-cash deferred compensation expense for employee stock options ($500,156) the Company granted to help retain and attract management talent. General and Administrative expenses as a percentage of restaurant revenues for the core restaurants (without non-cash compensation expense) was 7.3% for the fifty-two week period ended December 28, 2004 compared to 8.5% for the same period in 2003. The chief reason for this decrease as a percentage relationship to revenue is the positive effects of renewing the lease at the corporate office at a more favorable rate, as well as, renegotiating maintenance contracts and leases for significant savings. Also contributing to the improvement was some minor reductions in force in the accounting area, i.e. Accounts Payable Supervisor, etc.,

Total other income and interest expense, net, for the fifty-two week period ended December 28, 2004 decreased $1,195,632 or 50.1% from $2,388,562 for the fifty-three week period ended December 30,

2003 to $1,192,930 for the same period in 2004. The decrease is principally due to the conversion of the Predecessor Company’s short and long term debt plus accrued interest to the unsecured interest free creditors note of the Reorganized Company.

Total reorganization items, net, for the fifty-two week period ended December 28, 2004 was a gain of $26,388 as most gains were taken prior to the effective date. Comparing to the fifty-three week period ended December 30, 2003 the net gain was $1,547,745 which was the result of gains associated with the rejection and or sale of 22 units that totaled $3,515,564 partially offset by the high Legal and Professional fees specifically associated with the bankruptcy ($1,967,819).

For the fifty-two week period ended December 28, 2004 there was no gain from discontinued operations. The gain from discontinued operations for the fifty-three week period ended December 30, 2003 was $1,057,463. On October 11, 2002 Pacific Basin Foods ceased operations and filed for Chapter 7 with the United States Bankruptcy Court in Riverside, California. The Company had a net liability of $1,057,463 as of December 24, 2002. As Pacific Basin Foods has legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net loss for the fifty-two week period ended December 28, 2004 decreased $4,215,979 from $4,851,281 for the fifty-three week period ended December 30, 2003 to $635,302 for the same period in 2004. The decrease is principally due to in FY 2004 (for the most of the year) the Company was to down to the core (25) profitable restaurants versus FY 2003 which operating results included 25 additional underperforming and/or unprofitable units. Also contributing to the improvement is the menu price increase, the reengineering of the menu and the reduction in the cost of beef in the second half of the year. Net income as a percentage of restaurant revenues for the core restaurants were 0.6% for the fifty-two week period ended December 28, 2004 compared to a net loss of 1.8% for the same period in 2003. The chief reason for this decrease as a percentage relationship to revenue were the menu price increase, the reengineering of the menu, the reduction in the cost of beef in the second half of the year, a company-wide effort to maximize staff efficiencies and reduce payroll dollars partially offset by the impact of approximately 25% higher workmen compensation insurance and company sponsored medical benefits. Partially offsetting these improvements was a non-cash deferred compensation expense for employee stock options ($500,156) that the Company granted to help retain and attract management talent.

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

Food and beverage costs for the fifty-three week period ended December 30, 2003 decreased $5,491,126 or 16.2% from $33,886,807 for the fifty-two week period ended December 24, 2002 to $28,395,681 for the same period in 2003. Food and beverage costs as a percentage of restaurant revenues were 36.5% for the fifty-three week period ended December 30, 2003 compared to 34.9% for the same period in 2002. The major reason for this increase was the record high beef prices that affected the Company throughout the year but had its biggest impact in the fourth quarter. The extremely high beef prices cost the Company over $1.2 million in 2003 versus the same period in 2002.

Payroll and payroll related costs for the fifty-three week period ended December 30, 2003 decreased $6,609,191 or 19.3% from $34,312,955 for the fifty-two week period ended December 24, 2002 to $27,703,764 for the same period in 2003. The total payroll and payroll related costs as a percentage of revenues were 35.6% for the fifty-three week period ended December 30, 2003 compared to 35.3% for the same period in 2002. The chief reason for this increase as a percentage relationship to revenue is as a result of the bankruptcy, workman’s compensation state run insurance rates are approximately 50.0% higher than the normal premiums charged by private insurance companies.

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

Depreciation and amortization for the fifty-three week period ended December 30, 2003 decreased $908,687 or 32.6% from $2,785,465 for the fifty-two week period ended December 24, 2002 to $1,876,778 for the same period in 2003. The main reason for this decrease is between the filing date of bankruptcy and the end of 2003, thirty-seven (37) operating units were rejected, closed and/or sold, as well as the discontinuance of Pacific Basin Foods in chapter 7.

General and administrative expenses for the fifty-three week period ended December 30, 2003 decreased $392,918 or 7.7% from $5,104,117 for the fifty-two week period ended December 24, 2002 to $4,711,199 for the same period in 2003. General and Administrative expenses as a percentage of restaurant revenues was 6.1% for the fifty-three week period ended December 30, 2003 compared to 5.3% for the same period in 2002. Even though in absolute dollars the Company continues to reduce its administrative expenses, the chief reason for the increase as a percentage relationship to revenue is that the fixed or indirectly variable nature of general and administrative costs does not allow for a proportionate decrease in expenses versus revenue. Further reviews of these expense categories have begun as the Company has emerged from bankruptcy. However with on going resolutions of bankruptcy related issues, a certain additional level of administration is required for the near term.

Total other income and interest expense, net for the fifty-three week period ended December 30, 2003 increased $453,649 or 23.4% from $1,934,913 for the fifty-two week period ended December 24, 2002 to $2,388,562 for the same period in 2003. The increase is principally due to the full year of interest charges associated with the secured lender settlement, which was signed in July, 2002 and other related bankruptcy activity.

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

53 WEEKS ENDED DECEMBER 24, 2002 COMPARED TO THE 52 WEEKS ENDED DECEMBER 25, 2001

Revenues for the year 52 weeks ended December 24, 2002 decreased $13,582,157 or 12.3% from $110,684,409 for the year ended December 25, 2001 to $97,102,252 for the same period in 2002. Net revenue for Paragon Steakhouse Restaurants decreased $13,509,978 or 12.3% from $109,731,118 for the fifty-two week period ended December 25, 2001 to $96,221,140 for the same period in 2002. The decrease is substantially attributable to the decrease in total operating units. Between the filing date of bankruptcy and the end of 2002, sixteen (16) operating units were closed and/or sold. The same store sales for those units that were still open at the end of the year reflected a decline of 3.2% for the 52 weeks ended December 24, 2002 versus the same period in 2001. Revenue from the Company’s only remaining original restaurant (Iguana Joe’s) decreased $72,179 or 7.6% from $953,291 for the fifty-two week period ended December 25, 2001 to $881,112 for the same period in 2002. The decrease is the result of this unit being shut down for approximately six weeks for remodeling and opening as a new concept Iguana Joe’s.

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

Payroll and payroll related costs for the fifty-two week period ended December 24, 2002 decreased $2,406,632 or 6.6% from $36,719,587 for the fifty-two week period ended December 25, 2001 to $34,312,955 for the same period in 2002. The total payroll and payroll related costs as a percentage of revenues were 35.3% for the fifty-two week period ended December 24, 2002 compared to 33.2% for the same period in 2001. The chief reason for this increase as a percentage relationship to revenue is that the decrease in the restaurants net revenue was slightly greater than the minimum staffing that is required per unit to maintain guest services and a positive dining experience. Also contributing to the increase is as a result of the bankruptcy, workman’s compensation state run insurance rates are approximately 50.0% higher than the normal premiums charged by insurance agencies.

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

Depreciation and amortization for the fifty-two week period ended December 24, 2002 decreased $666,644 or 19.3% from $3,452,109 for the fifty-two week period ended December 25, 2001 to $2,785,465 for the same period in 2002. The main reason for this decrease is the sale and/or rejection of sixteen (16) operating units during the course of 2002 and the discontinuance of Pacific Basin Foods.

General and administrative expenses for the fifty-two week period ended December 24, 2002 decreased $3,410,383 or 40.1% from $8,514,500 for the fifty-two week period ended December 25, 2001 to $5,104,117 for the same period in 2002. General and Administrative expenses as a percentage of restaurant revenues was 5.3% for the fifty-two week period ended December 24, 2002 compared to

7.7% for the same period in 2001. The principal reasons for this decrease in expense are; in 2001 a reserve for expenses associated with a consulting agreement ($539,409); adjusted officer compensation ($156,813); a reserve for consulting fees for sale-leaseback ($175,000); a reserve for estimated payroll tax liability relating to Richard M. Lee ($331,895); a reserve for sublease rent (bad debt) for a unit rejected February 2002 ($93,357) and a reserve for writing-off Pacific Basin Foods receivables ($228,753) versus 2002 when no additional reserves or write-offs were required. In addition, 2002 was further reduced by the reduction in work force implemented in conjunction with the reorganization and the discontinuance of Pacific Basin Foods.

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

Liquidity and Capital Resources

Our principal source of liquidity is from our restaurant sales, which, as noted above, are primarily derived from cash or credit/debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding sections and capital expenditures.

A comparison of the Company’s sources and uses of funds for 2004 and 2003 follow (in millions):

	2004	2003	Change
Net cash provided by (used in) continuing operating activities	$(0.7)	$(6.0)	$5.0
Net cash provided by (used in) continuing investing activities	$0.2	$1.7	$(1.2)
Net cash provided by (used in) continuing financing activities	$(1.0)	$3.8	$(4.8)

Net increase (decrease) in cash and cash equivalents	$(1.5)	$(0.5)	$(1.0)

On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantial amounts of its pre-petition liabilities, were cancelled. The new authorized capitalization of the Reorganized Company on the Effective Date pursuant to the Plan of Reorganization, consisted of 15,000,000 shares of new common stock and 5,000,000 shares of new preferred stock. Upon the Effective Date, and pursuant to the terms of the Plan of Reorganization, the entire balance of the DIP loan became due and payable in the form of 90%, or 4,500,000 shares, of our Common Stock issued to the former members of Steakhouse Investors in consideration of the full release of our obligations under the DIP loan agreement. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and

Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization an independent creditor litigation trust ( “Creditor Trust”) was established for the benefit of our pre-petition creditors. Five Hundred Thousand shares of Common Stock are reserved for issuance to creditors in connection with our obligations under the Plan of Reorganization.

We had a cash and cash equivalents balance of $715,666 at December 28, 2004. During Fiscal 2004 we maintained a current ratio of 0.23-to-1, which arose from a working capital deficit of $8,835,618, which includes short-term debt resulting from the Plan of Reorganization. Currently, we are negotiating with the trustee for the unsecured creditors to extend the terms of the short-term debt, per the Plan of Reorganization, to more closely match the cash generated from operations. On January 19, 2005, we completed the sale of 700,000 shares of Common Stock and Private Placement Warrants to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share, for an aggregate of $1,050,000 of gross proceeds. (See Financial Note #18)

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The Company’s contractual obligations at December 31, 2004 were as follows:

Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Due in Fiscal Year		2005	2006-2007	2008-2009	After 2009

Long-term debt (including current portion)	$9.4	$3.7	$4.6	$1.1
Operation leases	$26.3	$2.5	$4.7	$4.0	$15.1
Capital leases	$9.0	$0.3	$0.7	$0.8	$7.2
Total	$44.7	$6.5	$10.0	$5.9	$22.3

Our long-term debt and operating leases are described in Financial Notes 8 and 12, respectively, of the accompanying consolidated financial statements.

Our management believes that its current capital structure, which includes proceeds from the Private Placement financing is sufficient to meet its 2005 requirements.

Legal Contingencies

See Part I Item 1. Description of Business — Bankruptcy Filing.

Additionally, from time to time, we are involved in various legal claims and litigation arising in the normal course of business. Based on currently known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these other actions should have a material adverse effect on our business or financial condition, taken as a whole.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ( “SFAS123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS 123R allows for the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after December 15, 2005. (If non-SB filer: The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after June 15, 2005.) The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

Impact of Inflation

Our operating costs that may be affected by inflation consist principally of food, payroll and utility costs. A significant number of our restaurant team members are paid at the federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect our payroll costs. There has been legislation introduced to increase the minimum wage in the U.S. Congress and in the legislatures of approximately one-half of the states in which we operate. It is impossible to predict which increases will be implemented. If such increases were implemented, we expect that payroll costs, as a percent of sales, would increase. However, we are generally able to increase menu prices in order to cover most of the dollar impact of legislated payroll rate increases.

We consider our current price structure to be very competitive. We consider this factor, among others, when passing cost increases on to our customers. Sales prices were increased by 4.0% in Fiscal 2004 and 0.0 % in Fiscal 2003.

Forward-Looking Information

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution that the statements in this annual report and elsewhere that are forward-looking involve risks and uncertainties that may impact our actual results of operations. All statements other than statements of historical fact that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as our plans or strategies, deadlines for completing projects, expected financial results, expected regulatory environment and other such matters, are forward-looking statements. The words “estimates”, “plans”, “anticipates”, “expects”, “intends”, “believes” and similar expressions are intended to identify forward-looking statements. All forward-looking information reflects our best judgment based on current information. However, there can be no assurance that other factors will not affect the accuracy of such information. While it is not possible to identify all relevant factors, the following could cause actual results to differ materially from expectations: general economic conditions, including consumer confidence levels; competition; developments affecting the public’s perception of steakhouse style restaurants; real estate availability; food and labor supply costs; food and labor availability; an adverse food safety event; weather fluctuations; interest rate fluctuations; stock market conditions; political environment (including acts of terrorism and wars); and other risks and factors described from time to time in our reports filed with the Securities and Exchange Commission, including this Form 10-K. Our ability to open new restaurants depends upon a number of factors, including its ability to find suitable locations and negotiate acceptable land acquisition and construction contracts, our ability to attract and retain sufficient numbers of restaurant managers and team members, and the availability of reasonably priced capital. The extent of our stock repurchase program during 2005 and future years depends upon the financial performance of our restaurants, the investment required to open new restaurants, share price, the availability of reasonably priced capital, the financial covenants contained in our loan agreements that govern both our senior notes and our revolving credit facility, and the maximum debt and share repurchase levels authorized by our Board of Directors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Our exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 28, 2004, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. We do not have any foreign currency exposure because we currently do not transact business in foreign currencies.

ITEM 7B. CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 5 to our consolidated financial statements. The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

Self-Insurance

In the past the Company was self-insured for certain losses related to general liability and workers’ compensation. The Company maintained stop loss coverage with third party insurers to limit its total exposure. The self-insurance liability represents and estimate of the ultimate cost of old claims incurred as of the balance sheet date. The estimated liability is based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate. If for any reason in the final settlement of these old claims the results differ from our estimates, our financial results could be impacted.

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

If the aforementioned factors indicate that we should review the carrying value of the restaurant’s long-lived assets, we perform an impairment analysis. Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings, and for combined fixtures, equipment and improvements for each restaurant. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

Judgments and estimates made by us related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Our Form 8-K and 8-K/A, each dated January 24, 2005, reported that we have changed accountants. There was no dissatisfaction or disagreements with the previous accountants. We engaged Mayer Hoffman McCann P.C. as our independent auditors for the period ending December 28, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required to be filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, who serves as our principal executive officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is incorporated by reference to the proxy statement for our 2005 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”) under the headings “Election of Directors,”“Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide any person without charge, upon request, a copy of such code of ethics by mailing the request to us at 10200 Willow Creek Road, San Diego, CA 92131, Attention: Ms. Susan Schulze-Claasen.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Lindner, Director, is our Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Mr. Lindner is independent of our management. Other information regarding the Audit Committee is incorporated by reference from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Proxy Statement under the headings “Election of Directors — Compensation of Directors,” “Executive Compensation and Other Information,”“Report of the Compensation Committee” and “Performance Graph.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Proxy Statement under the headings “Election of Directors”, “Certain Beneficial Owners of Common Stock” and “Executive Officers.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference to the Proxy Statement under the headings “Election of Directors” and “Executive Compensation and Other Information — Deferred Compensation — Salary Continuation Agreement.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated by reference to the Proxy Statement under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm — Fees Paid to Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The Following documents are filed as part of the Report:

1. The Consolidated Financial Statements for the year ended December 28, 2004 commencing on page F-1.

2. The Financial Statement Schedules

(b)

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Company.
3.2(1)	Certificate of Correction to Restated Certificate of Incorporation of the Company.
3.3(1)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
3.4(1)	By-Laws of the Company.
3.5(1)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
3.6(1)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
3.7(9)	Amended and Restated Certificate of Incorporation of the Company Pursuant to the Reorganization
3.8(9)	Amended and Restated By-Laws of the Company
4.1(9)	Form of Private Placement Common Stock Purchase Warrant
4.2(9)	Form of April 2005 Common Stock Purchase Warrant
4.3(9)	Amended and Restated Common Stock Purchase Warrant issued to Critical Capital Growth Fund, L.P., dated December 30, 2003.
10.1(2)	Merger Agreement dated August 31, 1998 by and among the Company, Tri-Core Steakhouse, Inc., Paragon Steakhouse Restaurants, Inc. and Kyotaru Co. Ltd.
10.2(3)	First Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.
10.3(3)	Second Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.
10.4(3)	Third Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.
10.5(9)	Unsecured Promissory Note issued to Critical Capital Growth Fund, L.P., dated October 19, 2003
10.6(6)	Form of Private Placement Registration Rights Agreement
10.7(5)	2004 Stock Incentive Plan
10.8(9)	Form of April Registration Rights Agreement
14.1(4)	Code of Ethics
16.1(7)	Letter from Former Accountants responding to Current Report, filed on Form 8-K on January 28, 2005
16.2(8)	Letter from Former Accountants responding to Current Report, filed on Form 8-K/A on February 7, 2005
21.1(9)	List of Subsidiaries of Steakhouse Partners, Inc.
31.1(9)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(9)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(9)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(9)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from Registration Statement on Form SB-2 (File #333-29093).

(2) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on September 14, 1998.

(3) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on January 4, 1999.

(4) Incorporated by reference from Form 10-K, Annual Report, filed with the SEC for the period ending December 30, 2004.

(5) Incorporated by reference from Schedule 14C Information Statement, filed with the SEC on January 5, 2005.

(6) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on January 24, 2005.

(7) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on January 28, 2005.

(8) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on February 7, 2005.

(9) Filed herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 12, 2005

STEAKHOUSE PARTNERS, INC.	STEAKHOUSE PARTNERS, INC.
/S/ A. STONE DOUGLASS	/S/ JOSEPH L. WULKOWICZ

A. STONE DOUGLASS	JOSEPH L. WULKOWICZ
President, Chief Executive Officer, and Chairman of the Board of Directors (Serving as principal executive officer)	Vice President and Chief Financial Officer (Serving as principal financial and accounting officer)

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity	Date
/s/ A. STONE DOUGLASS	April 12, 2005
Name: A. Stone Douglass Title: President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Financial and Accounting Officer)
/s/ TOM EDLER	April 12, 2005
Name: Tom Edler Title: Director
/s/ TOD LINDNER	April 12, 2005
Name: Tod Lindner Title: Director

STEAKHOUSE PARTNERS, INC
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
REORGANIZED COMPANY
FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003
PREDECESSOR COMPANY
FOR THE YEARS ENDED DECEMBER 30, 2003 AND 2002

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

CONTENTS

December 31, 2004

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheet for Reorganized Company as of December 31, 2004 and 2003 and Predecessor Company as of December 30, 2003	F-3
Consolidated Statement of Operations for Reorganized Company as of December 31, 2004 and 2003 and Predecessor Company as of December 30, 2003 and 2002	F-6
Consolidated Statement of Stockholders’ Equity (Deficit) for Reorganized Company as of December 31, 2004 and 2003 and Predecessor Company as of December 30, 2003, 2002, 2001 and 2000	F-8
Consolidated Statement of Cash Flows for Reorganized Company as of December 31, 2004 and 2003 and Predecessor Company as of December 30, 2003 and 2002	F-9
Notes to Consolidated Financial Statements	F-11
SUPPLEMENTAL INFORMATION
Independent Auditor’s Report on Financial Statements Schedule	F-44
Valuation and Qualifying Accounts — Schedule II	F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Steakhouse Partners, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Steakhouse Partners, Inc. (a Delaware corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. We have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2003, were audited by other auditors whose report dated March 16, 2004, on those statements included an explanatory paragraph that described the Company as having maintained a current ratio of 0.31:1 and 0.25:1, for December 31, 2003 and December 31, 2002 (Predecessor Company, Debtor-in-Possession) respectively and, in addition, that the Company had a working capital deficit of approximately $9,000,000 and $12,400,000 respectively, as discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steakhouse Partners, Inc. and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule of valuation and qualifying accounts presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has been unable to earn a profit during any year. The Company also maintained a current ratio of 0.2:1 for December 28, 2004. Additionally, the Company had a working capital deficit of approximately $9,500,000 in 2004. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MAYER HOFFMAN McCANN P.C.

San Diego, California
March 4, 2005
(except for Note 5 Goodwill and Identifiable
Intangible Assets as to which the date is
March 21, 2005)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Steakhouse Partners, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. (a Delaware corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years in the period ended December 30, 2003 (Predecessor Company, Debtor-in-Possession). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steakhouse Partners, Inc. and subsidiaries as of December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2003 (Predecessor Company, Debtor-in-Possession) in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During the years ended December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2003 (Reorganized Company) and December 31, 2002 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $9,000,000 and $12,400,000, respectively. These factors, among others, as discussed in Note 4 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on December 19, 2003, the United States Bankruptcy Court confirmed the Company’s Plan of Reorganization, which became effective December 31, 2003. Accordingly, the accompanying financial statements have been prepared in conformity with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting for Entities in Reorganization.” Under the Bankruptcy Code, the Reorganized Company is reported as new entity with assets and liabilities and a capital structure having carrying values not comparable with prior periods (see Note 2).

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 12, 2004

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Reorganzied Company for the Year Ended December 31, 2004, 2003
and Predecessor Company (Debtor-in-Possession)
for the Year Ended December 30, 2003

ASSETS

	Reorganized Company December 31, 2004	Reorganized Company December 31, 2003	Predecessor Company December 30, 2003
Current assets
Cash and cash equivalents	$715,666	$2,205,221	$2,205,221
Accounts receivable, net of allowance for doubtful accounts of $14,063 and $133,234, $133,234 respectively	268,244	67,909	67,909
Inventories, net of allowance for obsolete inventories of $0, $45,805 and $45,805 respectively	906,577	1,298,203	1,298,203
Prepaid expenses and other current assets	707,748	497,416	497,416

Total current assets	2,598,235	4,068,749	4,068,749
Property, plant, and equipment, net	11,187,910	12,582,374	13,110,554
Liquor licenses	688,000	688,000	—
Deposits and other assets	199,609	103,407	103,407
Cash - restricted under collateral agreements	—	—	480,496
Tradenames	13,921,000	—	—
Goodwill	2,879,316	18,881,786	—

Total assets	$31,474,070	$36,324,316	$17,763,206

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Reorganzied Company for the Year Ended December 31, 2004, 2003
and Predecessor Company (Debtor-in-Possession)
for the Year Ended December 30, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Reorganized Company December 31, 2004	Reorganized Company December 31, 2003	Predecessor Company December 30, 2003
Liabilities not subject to compromise
Current liabilities
Current portion of long term debt	$3,724,590	$2,058,222	$5,137,118
Current portion of capital lease	257,907	258,918	—
Accounts payable	3,204,501	4,572,589	3,144,654
Accrued expenses	1,384,141	189,691	1,596,858
Unearned revenue	1,646,023	3,932,122	3,932,122
Reserve for self insurance claims	123,687	72,716	578,904
Sales and property taxes payable	47,729	585,299	585,299
Accrued payroll costs	1,045,275	1,473,853	1,473,853

Total current liabilities	11,433,853	13,143,410	16,448,808
Long term debt, net of current portion	5,660,195	7,906,213	1,341,313
Long term capital lease	8,738,196	9,605,956	—
Deferred rent	131,416	113,182	—
Deferred tax liability	—	—	119,411

Total liabilities not subject to compromise	25,963,660	30,768,761	17,909,532

Liabilities subject to compromise	—	—	25,540,623

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Reorganzied Company for the Year Ended December 31, 2004, 2003
and Predecessor Company (Debtor-in-Possession)
for the Year Ended December 30, 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) Continued

	Reorganized Company December 31, 2004	Reorganized Company December 31, 2003	Predecessor Company December 30, 2003
Stockholders’ equity (deficit)
Predecessor Company preferred stock, Series B, Convertible, $0.001 par value
1,000,000 shares authorized
1,000,000 and 1,000,000 shares issued and outstanding	—	—	1,000
Predecessor Company preferred stock, Series C, Convertible, $0.001 par value
1,750,000 shares authorized
1,750,000 and 1,750,000 shares issued and outstanding	—	—	1,750
Predecessor Company common stock, $0.01 par value
10,000,000 shares authorized
3,386,522 and 3,386,522 shares issued and outstanding	—	—	33,865
Reorganized Company common stock, $0.001 par value
15,000,000 shares authorized
4,500,000 and 4,500,000 shares issued and outstanding	4,500	4,500	—
Committed stock	500	555,555	—
Predecessor Company treasury stock, 28,845 and 28,845 shares, at cost		—	(175,000)
Predecessor Company additional paid-in capital		—	12,100,750
Reorganized Company additional paid-in capital	7,595,664	4,995,500	—
Deferred Compensation	(1,454,952)
Accumulated deficit, since January 1, 2004	(635,302)	—	(37,649,314)

Total stockholders’ equity (deficit)	5,510,410	5,555,555	(25,686,949)

Total liabilities and stockholders’ equity (deficit)	$31,474,070	$36,324,316	$17,763,206

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Reorganzied Company for the Year Ended December 31, 2004, 2003
and Predecessor Company (Debtor-in-Possession)
for the Year Ended December 30, 2003, 2002

	Reorganized Company		Predecessor Company
	December 31, 2004	December 31, 2003	December 30, 2003	December 30, 2002
Revenues, net	54,505,225	—	77,757,815	97,102,252
Disposed restaurants	565,455	—	—	—
Revenues, net	$55,070,680	—	$77,757,815	$97,102,252

Cost of sales
Food and beverage	18,261,568	—	28,395,681	33,886,807
Disposed restaurants	448,714	—	—	—
Payroll and payroll related costs	18,308,619	—	27,703,764	34,312,955
Disposed restaurants	289,295	—	—	—
Direct operating costs	11,193,949	—	20,008,320	24,297,312
Disposed restaurants	234,523	—	—	—
Depreciation and amortization	1,225,062	—	1,876,778	2,785,465
Disposed restaurants	10,094	—	—	—

Total cost of sales	49,971,824	—	77,984,543	95,282,539
Gross profit (loss)	5,098,856	—	(226,728)	1,819,713
General and administrative expenses (includes non cash compensation of $500,157, $ 0 and $ 0 respectively)	4,459,294	—	4,711,199	5,104,117
Legal settlement	35,095	—	—	—
Reserve for advances to officers	—	—	—	277,016

Loss before other income (expense)	604,467	—	(4,937,927)	(3,561,420)

Other income (expense)
Miscellaneous income	131,748	—	179,143	392,990
Interest	(1,324,678)	—	(2,567,705)	(2,327,903)

Total other income (expense)	(1,192,930)	—	(2,388,562)	(1,934,913)

Loss before reorganization items, provision for income taxes, and discontinued operations	(588,463)	—	(7,326,489)	(5,496,333)

Reorganization items
Gain on rejection and sale of property, plant, and equipment, net	$54,412	—	$3,515,564	$2,048,350
IDine settlement	—	—	—	(960,000)
Professional fees	(28,024)	—	(1,967,819)	(1,216,883)

Total reorganization items	26,388	—	1,547,745	(128,533)

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Reorganzied Company for the Year Ended December 31, 2004, 2003
and Predecessor Company (Debtor-in-Possession)
for the Year Ended December 30, 2003, 2002

	Reorganized Company		Predecessor Company
	December 31, 2004	December 31, 2003	December 30, 2003	December 30, 2002
Loss before provision for income taxes and discontinued operations	(562,075)	—	(5,778,744)	(5,624,866)
Provision for income taxes	73,227	—	130,000	129,758

Income (loss) before discontinued operations	(635,302)	—	(5,908,744)	(5,754,624)
Income (loss) from discontinued operations, net of income taxes of $850, $850, and $1,851	—	—	1,057,463	(827,935)

Net loss	$(635,302)	—	$(4,851,281)	$(6,582,559)

Earnings (loss) per share
Basic
Loss from continuing operations	$(0.13)	—	$(1.74)	$(1.70)
Earnings (loss) from discontinued operations	—	—	0.31	(0.24)

Basic loss per share	$(0.13)	—	$(1.43)	$(1.94)

Diluted
Loss from continuing operations	(0.13)	—	(1.74)	(1.70)
Earnings (loss) from discontinued operations	—	—	0.31	(0.24)

Diluted loss per share	$(0.13)	—	$(1.43)	$(1.94)

Shares used to calculate loss per share
Basic	5,000,000	—	3,386,522	3,386,522

Diluted	5,000,000	—	3,386,522	3,386,522

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Reorganized Company for the Year Ended December 31, 2004, 2003 and
Predecessor Company (Debtor-in-Possession)
for the Years Ended December 30, 2003, and 2002

	Preferred Stock				Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total
Predecessor Company
Balance, December 30, 2002	1,000,000	1,000	1,750,000	1,750	3,386,522	33,865	(175,000)	12,040,750		(32,798,033)	(20,895,668)
Issuance of warrants in lieu of interest								60,000			60,000
Net loss										(4,851,281)	(4,851,281)

Balance, December 30, 2003	1,000,000	$1,000	1,750,000	$1,750	3,386,522	$33,865	$(175,000)	$12,100,750	$—	$(37,649,314)	$(25,686,949)

Adjustments per Fresh Start accounting	(1,000,000)	($1,000)	(1,750,000)	($1,750)	(3,386,522)	($33,865)	$175,000	($12,100,750)		$37,649,314	$25,686,949
Reorganized Company
Conversion of DIP financing to Common Stock					4,500,000	4,500		4,995,500			5,000,000
Committed Stock					500,000	555,555					555,555
Balance, December 31, 2003	0	$—	0	$—	5,000,000	$560,055	$—	$4,995,500	$—	$—	$5,555,555

Issuance of warrants in lieu of fees								90,000			90,000
Stock Options								1,955,109	(1,955,109)		0
Committed Stock Reclass						(555,055)		555,055			0
Amortization of Deferred Compensation									500,157		500,157
Net loss (Estimated)										(635,302)	(635,302)

Balance, December 31, 2004	—	$—	—	$—	5,000,000	$5,000	$—	$7,595,664	$(1,454,952)	$(635,302)	$5,510,410

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reorganized Company for the Year Ended December 31, 2004, 2003 and
Predecessor Company (Debtor-in-Possession)
for the Years Ended December 30, 2003, 2002

	Reorganized Company		Predecessor Company
	December 31, 2004	December 31, 2003	December 30, 2003	December 30, 2002
Cash flows from operating activities
Net income (loss) from continuing operations	$(635,302)	$—	$(5,908,744)	$(5,754,624)
Net income (loss) from discontinued operations	—	—	1,057,463	(827,935)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	1,235,156	—	1,876,778	2,785,465
Bad debt expense	—	—	—	68,896
(Gain) Loss on disposal of rejected leases	—	—	(1,115,544)	(1,276,496)
Loss on IDine settlement	—	—	—	960,000
Gain on sale of property, plant, and equipment through bankruptcy	—	—	(2,400,020)	(771,854)
Amortization of stock options issued below fair market value to employees	500,157	—	—	—
Reserve for uncollectable deposits and other assets	—	—	303,075	—
Net liabilities of discontinued operations forgiven in Chapter 7 liquidation	—	—	(1,057,463)	—
Issuance of warrants in lieu of interest	—	—	60,000	60,000
Reserve for advances to officers	—	—	—	277,016
(Increase) decrease in
Accounts receivable	(219,751)	—	762,000	(23,393)
Inventories	391,626	—	427,574	337,038
Prepaid expenses and other current assets	(11,788)	—	571,534	684,440
Deposits and other assets	(106,335)	—	21,364	178,291
Increase (decrease) in
Accounts payable	(888,934)	—	274,984	3,433,888
Accrued expenses	(231,869)	—	850,783	357,620
Unearned revenue	(263,458)	—	(453,818)	(261,182)
Reserve for self insurance claims	(46,713)	—	175,124	295,742
Sales and property taxes payable	(537,570)	—	(394,518)	138,800
Accrued payroll costs	27,162	—	(1,047,999)	(541,508)
Deferred gain on sale-leaseback	$—	$—	$—	$(30,365)
Deferred rent	81,604	—	—	226,791

Net cash provided by (used in) continuing operating activities	(706,015)	—	(5,997,427)	316,630

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Reorganized Company for the Year Ended December 31, 2004, 2003 and
Predecessor Company (Debtor-in-Possession)
for the Year Ended December 30, 2003, 2002

	Reorganized Company		Predecessor Company
	December 31, 2004	December 31, 2003	December 30, 2003	December 30, 2002
Net cash provided by discontinued operating activities	—	—	—	742,063

Cash flows from investing activities
Purchases of property, plant, and equipment	(436,131)	—	(189,123)	(273,791)
Proceeds from the sale of property, plant, and equipment	620,644	—	1,827,141	1,083,014
Change in restricted cash	—	—	41,579	366,114

Net cash provided by (used in) continuing investing activities	184,513	—	1,679,597	1,175,337

Cash flows from financing activities
Proceeds from issuance of debt	200,002	—	5,000,000	80,000
Principal payments on debt and capital leases	(1,168,055)	—	(1,227,622)	(671,246)

Net cash provided by (used in) continuing financing activities	(968,053)	—	3,772,378	(591,246)

Net increase (decrease) in cash and cash equivalents	(1,489,555)	—	(545,452)	1,642,784
Cash and cash equivalents, beginning of year	2,205,221	2,205,221	2,750,673	1,107,889

Cash and cash equivalents, end of year	$715,666	$2,205,221	$2,205,221	$2,750,673

Supplemental disclosures of cash flow information
Interest paid	$1,219,177	$1,668,361	$1,668,361	$1,716,447

Income taxes paid	$—	$—	$—	$90,509

Supplemental disclosures of cash flow information for reorganization expenses paid in connection with the Chapter 11 proceedings
Professional fees paid for services	$553,788	$1,967,819	$1,967,819	$1,216,883

The accompanying notes are an integral part of these financial statements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 — COMPANY BACKGROUND AND OPERATIONS

Steakhouse Partners, Inc. ( “Steakhouse”), a Delaware corporation, was incorporated on June 3, 1996 under the name “Texas Loosey’s Steakhouse & Saloon, Inc.” On December 19, 1996, the Board of Directors adopted a resolution to change its name to “Galveston’s Steakhouse Corp.” Up until December 18, 1998, Galveston’s Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as “Texas Loosey’s Chili Parlor & Saloon” ( “Texas Loosey’s”).

Galveston’s Steakhouse Corp. first acquired two Texas Loosey’s restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996, which was subsequently amended on November 1, 1998, and closed escrow on the remaining two Texas Loosey’s restaurants on May 1, 1999.

On December 21, 1998, Galveston’s Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) (collectively, “PSR”) through its acquisition of all of the outstanding capital stock of PSR. PSR owns and operates restaurants located primarily throughout California, Arizona, and the Great Lakes Region. PSR also owned Pacific Basin Foods, Inc. ( “PBF”), a company which was engaged in purchasing and selling food and other restaurant supplies to PSR and nonaffiliated companies. As discussed in Note 3, on October 11, 2002 PBF filed for protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the Filing Date.

During the year ended December 31, 1999, Galveston’s Steakhouse Corp.’s name was changed to Steakhouse Partners, Inc.

On December 31, 2003, the effective date of the Company’s Plan of Reorganization ( “the Plan”) all of the outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation were canceled and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company’s obligations under the DIP agreement other than interest.

NOTE 2 — BANKRUPTCY FILINGS

General
On February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). On February 19, 2002, PSR also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The February 15, 2002 Filing was made in response to certain notes aggregating $1,734,285, which the Company was unable to pay (see Notes 9 and 11).

Plan Investors
On August 13, 2003, the Predecessor Company obtained and received Court approval for a $5,000,000 senior secured convertible debtor-in-possession financing facility (the “DIP Credit Facility”) from Steakhouse Investors, LLC ( “Steakhouse Investors”) for payment of permitted pre-petition claims,

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

working capital needs, letter of credit and other general corporate purposes. The DIP Credit Facility required that the Predecessor Company maintain certain financial covenants. In addition, under the agreement, the Predecessor Company was required to accrue interest at a rate of 6% per annum, which was capitalized on each payment date and added to the outstanding principal until confirmation. Upon confirmation of the plan, the DIP Credit Facility was converted into 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of the Predecessor Company’s obligations under the DIP Credit Facility agreement other than interest.

Confirmation of Plan of Reorganization
The Company commenced a balloting and solicitation process with respect to the “Plan of Reorganization” (as hereinafter defined), which concluded December 3, 2003.

On December 31, 2003 ( “Effective Date”) the Predecessor Company emerged from reorganization proceedings ( “Reorganized Company”) under Chapter 11 of the federal bankruptcy laws pursuant to the terms of the Plan of Reorganization.

Upon confirmation of the Plan of Reorganization on the Effective Date, the entire balance of the DIP facility, including accrued interest, became due and payable to Steakhouse Investors. Accordingly, Steakhouse Investors received, 4.5 million or 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of the Predecessor Company’s obligations under the DIP Credit Facility agreement other than interest. The outstanding preferred stock, common stock, stock options, and warrants of the Predecessor Company before confirmation were all canceled.

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

All such shares were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization an independent creditor litigation trust ( “Creditor Trust”) was established for the benefit of the Predecessor Company’s pre-petition creditors.

The Company’s financial affairs will be completely restructured under circumstances, whereby Steakhouse Investors exchanged its $5,000,000 super-priority administrative claim for 90% of the newly issued common stock in the reorganized company. In addition, all of the Company’s pre-petition liabilities were completely restructured upon confirmation of the Bankruptcy Plan, whereby the Company will be obligated to pay the following obligations:

1. Priority tax claim in the amount of approximately $1,921,004 will paid over a four-year period from the Effective Date with interest payable at 6% per annum. (See Financial Note #8)

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

2. Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company’s restaurants in Torrance, California. On December 31, 2003, the Effective Date, the Company emerged from bankruptcy. All of the assets and lease rights of the Torrance, CA restaurant were transferred in satisfaction of such secured claim. (See Financial Note #8)

3. Unsecured claims in the amount of approximately $8,700,000 to $12,700,000 will be paid as follows: (a) general unsecured claims in the amount of $8,000,000 to $12,000,000 will be paid an estimated recovery of 50% to 70%. Each allowed claim will receive its pro rata share of $1,000,000 within 30 days of the effective date of the Bankruptcy Plan and payments under a $5,030,000 note payable, which will be paid in the amount of $500,000 on each April, August, and December of each year for the next three years. In addition, on December 31, 2006, the remaining unpaid balance of $530,000 becomes due. The note is non-interest-bearing and due on or before December 2006. Currently, the Company and the Trustee for the unsecured creditors are negotiating extending the payments over a longer period of time so the payments conform more closely to available cash flow. In addition, the general, unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of the new common stock of the Company and (b) convenience claims in the amount of approximately $700,000 will be paid an estimated recovery of 50%. Each allowed claim will receive its payment within 30 days after the effective date of the Bankruptcy Plan. (See Financial Note #8)

Accounting Impact
According to Statement of Position ( “SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting and accounting treatment:

• Balance Sheet — The balance sheet separately classifies liabilities subject to compromise from liabilities not subject to compromise.

• Statement of Operations — Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately. Professional fees are expensed as incurred.

• Statement of Cash Flows — Reorganization items are reported separately within the operating, investing, and financing categories of the statement of cash flows with respect to the financial statements, or details of operating cash receipts and payments resulting from the reorganization are disclosed in a supplementary schedule.

Upon emergence from bankruptcy, Steakhouse Partners implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of Steakhouse Partners was

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

Fresh-Start Accounting

The Reorganized Company adopted the provisions of fresh-start accounting as of December 31, 2003. In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented the Company’s estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by the Reorganized Company and the final settlement amounts are recognized as they occur. As the Predecessor Company’s emergence from bankruptcy was December 31, 2003, and the end of the Predecessor Company’s fiscal year was December 30, 2003, there are no operations in the Reorganized Company presented as of December 31, 2003.

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

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets ( “goodwill”) was $2,879,316 and $18,881,786 as of December 31, 2004 and 2003, respectively. As an adjustment to the fair value of net assets and an offset to goodwill the Company had its’ Tradenames (Intangibles) valued by an outside firm. As of December 31, 2004 that value was $13,921,000. Also as an offset to goodwill the Company had its total gift certificate liability valued by an outside firm. As of December 31, 2004 that liability was reduced by $2,022,641.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

Goodwill rollforward

Balance 12/31/03	18,881,786

Fresh Start Adjustments:
Assets	35,146
Gift Certificate Liability	(2,022,641)
Tradenames	(13,921,000)
Accounts Payable and Other Accruals	(132,763)
Additional liability(attorney fees) related to the company bankruptcy reorganization	658,501
Gain on Disposal of restaurants	(619,713)
Balance 12/31/04	2,879,316

Fresh start adjustments relate to the prior years and closed restaurants

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

The following table reflects the reorganization adjustments to the consolidated balance sheet as of December 31, 2003:

	Predecessor Company December 30, 2003	Reorganization		Fresh Start Accounting (f)	Reorganized Company December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$2,205,221	$—		$—	$2,205,221
Accounts receivable, net	67,909	—		—	67,909
Inventories, net	1,298,203	—		—	1,298,203
Prepaid expenses and other current assets	497,416	—		—	497,416

Total current assets	4,068,749	—		—	4,068,749

Property, plant, and equipment
Building	$2,020,748	$—		$(2,020,748)	$—
Machinery and equipment	2,121,433	—		596,067	2,717,500
Leasehold improvement	688,351	—		(688,351)	—
Capital leases	13,682,442	—		(3,817,568)	9,864,874
Smallwares	949,999	—		(949,999)	—

	19,462,973	—		(6,880,599)	12,582,374
Less accumulated depreciation and amortization	6,352,419	—		(6,352,419)	—

	13,110,554	—		(528,180)	16,651,123

Other assets
Liquor license	—	—		688,000	688,000
Deposits and other assets	103,407	—		—	103,407
Cash - restricted under collateral agreements	480,496	(480,496	)(d)	—	—
Goodwill	—	—		18,881,786	18,881,786

TOTAL ASSETS	$17,763,206	$480,496		$19,041,606	$36,324,316

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

	Predecessor Company December 30, 2003	Reorganization		Fresh Start Accounting (f)	Reorganized Company December 31, 2003
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities
Current portion of long-term debt	$5,137,118	$(5,000,000	)(b)	$—	$2,058,222
		(137,118	)(a)
		2,058,222	(a)
Current portion of capital lease	—	258,918	(c)	—	258,918
Accounts payable	3,144,654	1,427,935	(a)		4,572,589
Accrued expenses	1,596,858	(1,407,167	)(d)	—	189,691
Unearned revenue	3,932,122	—		—	3,932,122
Reserve for self insurance claims	578,904	(578,904	)(d)		72,716
		72,716	(a)
Sales and property taxes payable	585,299	—		—	585,299
Accrued payroll costs	1,473,853	—		—	1,473,853

Total current liabilities	16,448,808	(3,305,398)			13,143,410
Long term debt, net of current portion	1,341,313	(1,341,313	)(a)	—	7,906,213
		7,906,213	(a)
Long term capital lease, net of current portion	—	9,605,956	(c)	—	9,605,956
Deferred rent		113,182	(e)	—	113,182
Deferred tax liability	119,411	(119,411	)(d)	—	—

Total liabilities not subject to compromise	17,909,532	16,164,627		—	30,768,761

Liabilities subject to compromise	25,540,623	(25,540,623	)(a)(c)	—	—

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

	Predecessor Company December 30, 2003	Reorganization		Fresh Start Accounting (f)	Reorganized Company December 31, 2003
STOCKHOLDERS’ DEFICIT
Predecessor Company preferred stock, Series B	$1,000	$—		$(1,000)	$—
Predecessor Company preferred stock, Series C	1,750	—		(1,750)	—
Predecessor Company common stock	33,865	—		(33,865)	—
Reorganized Company common stock	—	4,500	(b)	—	4,500
Reorganized Company committed stock	—	555,555	(a)	—	555,555
Predecessor Company treasury stock	(175,000)	—		175,000	—
Predecessor Company additional paid-in capital	12,100,750	4,995,500	(b)	(12,100,750)	4,995,500
Reorganized Company additional paid-in capital	—	—		—	—
Accumulated deficit	(37,649,314)	(6,645,343	)(a)	(31,003,971)	—

Total stockholders’ deficit	(25,686,949)	12,200,898		19,041,606	5,555,555

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,763,206	$480,496		$19,041,606	$36,324,316

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

(f) To adjust the carrying value of assets, liabilities, and stockholders’ equity to fair value, in accordance with fresh-start accounting.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 3 — DISCONTINUED OPERATIONS

The Pacific Basin subsidiary was a wholesale food distributor serving the restaurant industry. Its principal clients were Paragon and several small regional chains. As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economic feasibility also diminished.

On October 11, 2002 (the “Filing Date”), the Predecessor Company’s wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court ( “Bankruptcy Court”) in the Central District of California, located in Riverside. The subsidiary ceased operations effective as of the Filing Date. In February 2003, the Bankruptcy Court approved the Chapter 7 Liquidation for PBF.

The results of operations of PBF have been classified as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended 2003 and 2002. The assets and liabilities of the discontinued operations at fiscal year ended 2002 consisted of the following:

Accounts receivable	$57,989
Inventories	30,574
Prepaid expenses and other assets	43,562
Property, plant, and equipment, net	53,866
Other assets	114,366

Total assets of discontinued operations	300,357

Accounts payable	1,134,030
Accrued expenses	149,128
Capital lease obligations	74,662

Total liabilities of discontinued operations	1,357,820

Net liabilities of PBF in liquidation	$(1,057,463)

During February 2003, the Predecessor Company finalized the liquidation of PBF. In connection with final liquidation the Company recorded a gain in the amount of $1,057,463 during the year ended December 30, 2003, as the liabilities exceeded the assets.

NOTE 4 — GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.23-to-1, 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $8,800,000, $9,000,000 and $12,400,000, respectively. On January 19, 2005 the Company successfully completed the first phase (minimum) of a Private Placement Memorandum for $1,050,000. The maximum amount that can be raised per the

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 4 — GOING CONCERN (Continued)

Private Placement Memorandum is $3,000,000. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability.

Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through the year ended December 31, 2005.

Management’s plans include the following:

1. Improving the Company’s financial performance through cost-reduction and restructuring of administrative overhead.

2. Raising money through placements of its equity securities.

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Steakhouse Partners, Inc. and its subsidiary’s, PSR and PBF (collectively, the “Company”). Significant intercompany amounts and transactions have been eliminated in consolidation.

Fiscal Year-End
The Company reports its operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, the Company reports all years as ending December 31 or (the “fiscal year end”). As a result of the Company’s emergence from bankruptcy on December 31, 2003 the Predecessor Company’s financial statements were reported on the last day of the fiscal year which was December 30, 2003, and the Reorganized Company’s financial statements were reported on December 31, 2003.

Revenue Recognition
Revenues are generally recognized when services are rendered.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. The Company maintains its cash deposits at numerous banks located throughout the United States. Deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of the fiscal years ended 2004 and 2003, uninsured portions of the balances at the banks aggregated to $ 1,663,029 and $4,261,958, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Buildings 20 years, Furniture, fixtures, and equipment 5 years

Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets.

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. In evaluating long-lived assets for impairment, a number of factors are considered:

A) Restaurants sales trends;
B) Local competition;
C) Changing demographic profiles;
D) Local economic conditions;
E) New laws and government regulations that adversely effect sales and profits; and
F) The ability to recruit and train skilled restaurant employees.

If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

Goodwill
In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141) and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142.) SFAS 141 superseded APB Opinion No. 16, “Business Combinations.” The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. On December 31, 2004, in connection with the Reorganized Company’s fresh start accounting the Reorganized Company capitalized goodwill in the amount of $2,879,316. (See Financial Note #2)

Identifiable Intangible Assets
The identifiable intangible assets consist of the tradenames (Carvers, Hungry Hunter’s, Hunter’s Steakhouse, Mountain Jack’s, Carvers Creek, Cliffhouse, The Whaling Company and Tippecanoe Place) valued at approximately $13,921,000. The Company has determined the tradenames to have an indefinite useful life and therefore is not amortizing the balance. In accordance with FAS 142, the Company will review the useful life each reporting period, and will test the asset for impairment at least annually, or more frequently if there are indications that the asset is impaired. No impairment existed as of December 31, 2004.

Unearned Revenue
The Company sells cards/gift certificates and recognizes a liability, which is included in unearned revenue, for gift cards/certificates outstanding until the gift cards/certificate is redeemed or considered to be unredeemable.

Deferred Rent
The leases on various facilities include certain rent relief and scheduled increasing monthly payments thereafter. In accordance with accounting principles generally accepted in the United States of America, the Company has accounted for these leases to provide for even charges to operations over the lives of the leases.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.

The Company is required to disclose the pro forma effect of accounting for stock options based on the fair value method. The company uses the Black-Scholes option-pricing model to calculate the fair value of options. The following weighted average assumptions have been used in determining the fair value of options granted for the years ended 2004, 2003 and 2002:

	Fiscal Years Ended
	Reorganized Company	Predecessor Company
	2004	2003	2002
Net loss as reported	$(635,302)	$(4,851,281)	$(6,582,559)
Add: Stock based employee compensation expense determined under intrinsic method for all awards, net of related tax effect	409,000	—	—
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(452,504)	(192,272)	(192,272)

PRO FORMA	$(678,806)	$(5,043,553)	$(6,774,831)

Basic loss per common share
As reported (Basic & Diluted)	$(0.13)	$(1.43)	$(1.94)
Pro forma (Basic & Diluted)	$(0.14)	$(1.49)	$(2.00)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions. The Reorganized Company for the year ended December 31, 2004 used: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 2.9%, and expected life of three years. The Predecessor Company for the years ended 2003 and 2002 used: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 6.3%, and expected life of five years. (Note: effective with confirmation of the Plan of Reorganization on December 31, 2003, all existing stock options, stock option plans, and warrants were canceled.)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Predecessor Company’s employee stock options have characteristics significantly different

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Advertising and Promotional Costs
Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the fiscal years ended 2004, (Reorganized Company), and, 2003 and 2002 (Predecessor Company, Debtor-in-Possession) were $897,956, $1,660,764, and $2,440,220 respectively.

Direct Operating Costs
Direct operating costs consist of those direct costs associated with operating the restaurant locations, exclusive of depreciation and amortization expense.

Income Taxes
The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Net Loss Per Share
The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share is the same.

Segment Reporting
The Predecessor Company previously accounted for segments in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company had three business units which had separate management and reporting infra-structures that offered different products and services. The business units had been aggregated into two separate reportable segments (restaurant service and food service distribution).

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 5 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On October 11, 2002, the Company’s wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court. As a result the Company has retroactively adjusted the financial results of PBF to be presented on a liquidated basis. Segment reporting disclosures are not presented in the accompanying financial statements and the operations of PBF are presented under Note #3 in the accompanying financial statements.

Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncement
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ( “SFAS123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS 123R allows for the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim or annual reporting periods beginning after June 15, 2005. The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following:

	Reorganized Company December 28, 2004	Reorganzied Company December 31, 2003	Predecessor Company December 30, 2003
Buildings	$139,980	$—	$2,020,748
Furniture, fixtures, and equipment	3,037,657	2,717,500	2,121,433
Leased property and buildings under capital leases	9,226,685	9,864,874	14,370,793

	12,404,322	12,582,374	18,512,974
Less accumulated depreciation and amortization	1,216,412	—	6,352,419

	11,187,910	12,582,374	12,160,555
Small kitchen wares	—	—	949,999

Total	$11,187,910	$12,582,374	$13,110,554

Depreciation and amortization expense was $1,235,157, $1,876,778, and $2,785,465 for the fiscal years ended 2004, (Reorganized Company), and, 2003 and 2002 (Predecessor Company, Debtor-in-Possession), respectively, excluding depreciation and amortization expense recorded by the Company wholly owned subsidiary, PBF. Depreciation and amortization expense recorded by PBF for the fiscal years ended 2003, and 2002 (Predecessor Company, Debtor-in-Possession) was $0, and $105,789,

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT (Continued)

respectively. However, it does include for the fiscal year 2004 the amortization expense for warrants issued in lieu of fees in the renegotiation of certain secured notes per the Plan of Reorganization. It also includes depreciation expense for capital leases; Building $638,162 in 2004 and Building $629,299 and Equipment $76,806 in 2003.

On February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (see Note 2). Under Chapter 11, the Company had the right to reject any leases entered into by the Company before the bankruptcy filing date. As of the fiscal years ended 2003 and 2002 (Predecessor Company, Debtor-in-Possession), the Company has rejected six and fifteen operating leases, respectively, related to closed and/or poorly performing restaurants.

As of the fiscal years ended 2003 and 2002, (Predecessor Company, Debtor-in-Possession) the property, plant, and equipment associated with such leases had a net book value of $1,510,026 and $1,694,100, respectively, deferred rent liabilities of $363,744 and $506,788, respectively, capital lease obligations of $2,182,255 and $2,652,578, respectively. The Company recorded a net gain during the fiscal years ended 2003 and 2002 of $1,115,544 and $1,276,496, respectively, in connection with these rejected leases.

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

During 2004, the Reorganized Company has completed the sale of four restaurant leases and related property, plant and equipment for gross proceeds of $620,644. The sale of these restaurants was conducted through the Company’s bankruptcy proceeding and was not finalized until February 2004. As a result of the Company’s adoption of “fresh start” accounting as of December 31, 2003, the gain realized by the Company in connection with this transaction has been recorded as a reduction of goodwill.

NOTE 7 — PREDECESSOR COMPANY NOTE RECEIVABLE

To obtain a letter of credit for $2,600,000 required by one of the Predecessor Company’s lessors, the Predecessor Company placed a $500,000 deposit with the third party procurer of the letter of credit on November 8, 1998. The Predecessor Company in turn was able to secure its deposit with the third party procurer of the letter of credit with a non-negotiable promissory note that is non-interest-bearing. In exchange for the letter of credit, the Company was required to pay to the third party procurer $118,000 and annually issue warrants to purchase 20,000 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit was outstanding. Any money drawn on the letter of credit would have incurred an interest charge of 12% per annum, and repayment of the amount drawn down and interest charges are due within 90 days.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 7 — PREDECESSOR COMPANY NOTE RECEIVABLE (Continued)

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

As of the Effective Date of the Plan of Reorganization the letter of credit was rejected and all associated warrants were cancelled.

NOTE 8 — NOTES PAYABLE

Notes payable consisted of the following:

	Reorganized Company
	December 28, 2004	December 31, 2003	Predecessor Company December 30, 2002
Priority Tax Claim $1,921,004, paid over a four-year period from the Effective Date with interest payable at 6% per annum	$1,557,041	$1,921,004	$—
Secured Claim $1,535,000, paid over a six-year period, only interest(6%)to be paid over the first three years and the principal to be amortized over the remaining three years.	1,458,750	1,535,000	—
Unsecured Claims $8,000,000 to $12,000,000 will be paid an estimated recovery of 50% to 70%. Each allowed claim will receive its pro rata share of $1,000,000 within 30 days of the effective date of the Bankruptcy Plan and payments under a $5,030,000 notes payable, which will be paid in the amount of $500,000 on each April, August and December for the next three years. Any unpaid principal is due on December 31, 2006.	4,855,000	5,030,000	—

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 8 — NOTES PAYABLE (Continued)

Note payable to the former owner in the amount of $870,000, bearing interest at 8% per annum from the original note date (August 19, 1996). Monthly principal and interest payments of $10,978 are due from February 19, 1998 through July 19, 2001, with the remaining principal balance due via a balloon payment on August 19, 2001. The Predecessor Company was currently in default on this obligation as the Predecessor Company did not make the balloon payment when the note came due. Upon emergence, the note was deemed paid upon the transfer of all of its assets and lease rights of one of the Company’s restaurants in Torrance, CA.

	$—	$—	$612,461
Note payable, dated March 22, 1999, bearing interest at 12.5% per annum with an original principal of $1,500,000. The note requires monthly payments of $15,625 through February 2004 with the remaining principal balance due in a balloon payment in March 2004. The note is secured by the assets of two restaurants. The Predecessor Company is currently in default on this obligation due to its failure to meet certain financial requirements. Upon emergence, this note was classified as a Secured Claim	—	—	1,500,000
Note payable, dated June 1, 2004, bearing interest at 3.0% per annum with an original principal of $206,123. The note requires nine monthly payments of $23,190 through February 2005.	24,459	61,130	61,130
Note payable, bearing interest at 15% per annum with an original principal of $241,200. As a result of non-payment, the Predecessor Company is currently in default on this obligation. Upon emergence, the note was classified as a unsecured claim.	—	—	413,409
Note payable from related party, bearing interest at 11% per annum with an original principal of $80,000. The note requires monthly payments of $1,370 and is due on August 1, 2009.	—	71,967	71,967
Note payable from DIP Credit Facility, Bearing Interest at 6% per annum. Upon emergence, the note was converted to 90% of the common stock of the Reorganized Company.	—	—	5,000,000

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 8 — NOTES PAYABLE (Continued)

Note payable, bearing interest at 9% per annum with an original principal of $2,047,429. The note requires monthly payments of not less than $34,450 starting April 1, 2005 and is due on or before December 31, 2007	$1,289,533	$1,345,334	$1,345,334
Convertible note, non-interest bearing, to be converted to equity, as soon as, Private Placement Memorandum closes in 2005	200,002	—	—

Less amounts subject to compromise	—	—	2,525,870

Notes payable not subject to compromise	9,384,785	9,964,435	6,478,431
Less current portion, not subject to compromise	3,724,590	2,058,222	$1,341,313

Long-Term portion, not subject to compromise	$5,660,195	$7,906,213	$5,137,118

Notes payable future payments:

	2005	2006	2007	2008	2009	Thereafter	TOTAL
Notes Payable	$3,724,590	$3,183,950	$1,370,051	$588,806	$517,388	—	$9,384,785

NOTE 9 — PREDECESSOR COMPANY CONVERTIBLE DEBT

The Predecessor Company issued convertible debt, as summarized below, payable to various individuals, which was convertible at the option of the holder into the Predecessor Company’s common stock. Interest at 6% per annum was payable on a quarterly basis. If the note holders had elected to convert their debt to common stock, the conversion price for each share would have been equal 85% of the average closing price of the Predecessor Company’s common stock for the five days preceding the conversion date.

There were no conversions to common stock during the fiscal years ended 2003 and 2002. The terms associated with each series for the fiscal years ended 2003 and 2002 were as follows:

	2003	2002
6% notes, due June 3, 2001	$600,000	$600,000
6% notes, due July 15, 2001	400,000	400,000
6% notes, due July 23, 2001	100,000	100,000

	1,100,000	1,100,000
Less amounts subject to compromise	1,100,000	1,100,000

Total amount not subject to compromise	$—	$—

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

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 9 — PREDECESSOR COMPANY CONVERTIBLE DEBT (Continued)

Upon emergence, all convertible debt of the Predecessor Company was reclassified as an Unsecured Claim.

NOTE 10 — PREDECESSOR COMPANY SECURED EXCHANGEABLE NOTES

On September 29, 1998, the Predecessor Company issued a secured exchangeable note of $650,000, maturing on September 28, 2003. Interest on the note was at 14.375% per annum based on a 360-day year and accrued from the date of the note and was payable upon exchange of the note into common stock. The coupon rate of the note increased by 2.25% every 360 days, up to a maximum of 25%. At fiscal year end, the interest rate was 25%. The note could have been exchanged for the Predecessor Company’s common stock at an exchange price equal to $4.65 or the average of the four low trades in the primary market for trading of the Predecessor Company’s common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

This note also provided warrants for the purchase of 73,125 shares of the Predecessor Company’s common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28. The warrants could have been exercised whole or in part.

On December 21, 1998, the Predecessor Company issued a secured exchangeable note of $1,350,000, maturing on September 28, 2003. Interest on the note was at 12% per annum based on a 360-day year and accrued from the date of the note and was payable upon exchange of the note into common stock. The coupon rate of the note increased by 2.25% every 360 days up to a maximum of 25%. At fiscal year ended 2002, the interest rate was 23.25%. The note could have been exchanged for the Predecessor Company’s common stock at an exchange price equal to $5.50 or the average of the four low trades in the primary market for trading of the Predecessor Company’s common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

This note also provided warrants for the purchase of outstanding shares of the Predecessor Company’s common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28125. The warrants could have been exercised whole or in part.

In connection with the bankruptcy filing, the secured exchangeable notes were reclassified to liabilities subject to compromise.

Upon emergence, all secured notes of the Predecessor Company were classified as Unsecured Claims as part of Plan of Reorganization.

NOTE 11 — PREDECESSOR COMPANY DEFERRED GAIN ON SALE-LEASEBACK

During November 2001, PSR completed a sale-leaseback transaction on one of its restaurants for $853,720. In connection with the transaction, the buyer was required to remit $600,000 of the proceeds to an escrow account to be used for future improvements on the restaurant by the Predecessor Company. This amount was included in cash - restricted under collateral agreements.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 11 — PREDECESSOR COMPANY DEFERRED GAIN ON SALE-LEASEBACK (Continued)

The Predecessor Company recorded a deferred gain in the amount of $903,172 on the transaction and amortized the gain over the life of the lease in accordance with SFAS No. 28, “Accounting for Sales with Leasebacks.” As of the fiscal year ended 2003, the Predecessor Company entered into a compromising agreement to dispose the restaurant. As such, part of the deferred gain in the amount of $600,000 was offset against the proceeds in the escrow account, while the remaining $272,807 was recognized as income from reorganization items.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

The Reorganized Company has assumed all leases with the same terms as the Predecessor Company that have not been rejected as of December 31, 2003. The Reorganized Company will operate 25 leases as of December 31, 2004.

Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2004 were as follows:

Year Ending December 31,	Operating Leases	Capital Leases
2005	2,460,123	1,264,404
2006	2,404,675	1,284,183
2007	2,306,606	1,284,183
2008	2,055,247	1,284,183
2009	1,938,130	1,295,812
Thereafter	15,127,268	11,838,692

	$26,292,049	18,251,457
Less amount representing interest		9,255,354

		8,996,103
Less current portion		257,907

Long-term portion		8,738,196

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)

In order to guarantee its subsidiary’s performance under several leases, the Predecessor Company was obligated to post a letter of credit in the amount of $2,600,000 in favor of the master lessor. Two of the Predecessor Company’s officers arranged for a third party to purchase the letter of credit in consideration of a loan to the third party of $500,000 to be repaid without interest upon the expiration of the line of credit term. The Predecessor Company guaranteed the officers’ performance under this agreement. Additional payments of $118,000 and $42,000 were also due annually to the third party and his broker, respectively, upon renewal of the line of credit, pursuant to the arrangement with the third party. Subsequent to fiscal year end 2003, the Predecessor Company’s contractual obligation to post a letter of credit was not assumed in the Bankruptcy Plan approved by the United States Bankruptcy Court effective December 31, 2003.

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

For the fiscal years ended 2004, 2003, and 2002, rent expense was $2,619,461, $4,736,240, and $6,084,244, respectively, excluding rent expense incurred by the Predecessor Company’s wholly owned subsidiary, PBF. Rent expense incurred by PBF for the fiscal years ended 2003 and, 2002, was $0, and $542,869, respectively.

Self Insurance
The Predecessor Company has self-insured retention insurance programs for general liability and employee health plans with varying deductibles and certain maximum coverage under the Company’s risk management program. Amounts estimated to be payable with respect to existing claims for which the Predecessor Company is liable under its self-insured retention have been accrued as liabilities.

The Predecessor Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits are included in cash - restricted under collateral agreements. Estimated liabilities related to self-insurance were $1,159,782 and $1,015,466 at fiscal years ended 2003 and 2002, respectively, and are recorded in the accompanying consolidated balance sheets. As a result of the bankruptcy filing, the Predecessor Company reclassified $580,878 and $611,686 for the fiscal years ended 2003 and 2002, respectively, of the self-insurance reserve to liabilities subject to compromise as such amounts represented pre-petition liabilities. Included in the estimated liability is the amount estimated to be payable with respect to existing claims for workers’ compensation during the period the Predecessor Company was self-insured for workers’ compensation.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)

Upon emergence from the bankruptcy, the Reorganized Company has written-off all liabilities related to self insurance according to the Plan of Reorganization. In addition, the Company has determined that the collectability of cash-restricted under collateral agreement is in doubt and has written the balance off.

Agreements
On October 14, 2002, the Predecessor Company entered into a two-year distribution agreement with Southwest Traders, Inc. ( “Southwest”) to be the lead distributor for the Predecessor Company. Per the agreement, Southwest will purchase all existing PBF inventory at cost. In addition, payments of the purchase price will be made through a 25% discount given by the distributor by offsetting the cost of purchase orders placed by the Predecessor Company against the outstanding inventory purchase price still outstanding. As of fiscal year ended 2003 and 2002, the remaining discounts to be credit against future purchase orders was $0, and $169,637, respectively.

Bonuses
In April 2002, the Predecessor Company’s Board of Directors approved bonuses to certain senior management in the amount of $227,500, which would become due and payable upon the approval of the restructuring plan by the Predecessor Company’s creditors’ committee. As of fiscal year ended 2003, these liabilities were never submitted or approved by the court under the final Plan of Reorganization.

Termination Payments
During the fiscal year ended 2002, the Board of Directors approved termination payments equivalent to a one-year base salary for certain senior management in the event that a change in control of the Predecessor Company terminates their employment. These amounts aggregate to $455,000. As of the fiscal year ended 2003, these liabilities were never submitted or approved by the court under the final Plan of Reorganization.

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

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 12 — COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
On April 16, 2004, the Company’s Board of Directors confirmed the appointments of Thomas A. Edler and Tod Lindner as members of the Compensation and Audit Committees, and adopted a Code of Ethics. The Board of Directors also ratified the decisions of the Compensation Committee to enter into employment agreements with three executives for three-year terms and adopted the 2004 Stock Option Incentive Plan, subject to shareholder approval.

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

NOTE 13 — LIABILITIES SUBJECT TO COMPROMISE

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

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 13 — LIABILITIES SUBJECT TO COMPROMISE (Continued)

Liabilities subject to compromise at December 30, 2003 consisted of the following:

Convertible debt (see note 9)	$1,100,000
Secured exchange note (see note 10)	2,000,000
Notes payable (see note 8)	2,525,870
Accounts payable (see note 2 - discharge of liabilities)	5,795,988
Reserve for self insurance	580,878
Capital lease obligations	9,864,874
Deferred gain on sale-leaseback (see note 12)	—
Deferred rent (see note 2)	1,284,141
Other accrued liabilities (see note 2)	2,388,872

Total	$25,540,623

The following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through December 30, 2003:

Balance, Petition Date	$38,205,485
Court order authorizing payments of salaries and benefit, utilities, and payments to critical vendors	(2,274,767)
Payments on workers compensation and general liability	(183,325)
Adjustments to workers compensation and general liability accrual	75,302
Payments on capital leases obligation	(500,467)
Adjustments due to closed, rejected, or sold leases	(8,304,965)
Adjustment to deferred gain on sale-leaseback	(872,807)
Settlement of Idine contract	(781,633)
Other	177,800

Balance, end of period	$25,540,623

NOTE 14 — STOCKHOLDERS’ EQUITY

Predecessor Company
Effective with confirmation of the Plan of Reorganization on December 31, 2003, all existing preferred, common stock, warrants and accumulated deficit were canceled.

Reorganized Company
Preferred Stock
The Reorganized Company has authorized the issuance of 5,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preference, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2004 and 2003, the Company did not have any preferred shares outstanding.

Common Stock
As of the Effective date (December 31, 2003) of the Joint Plan of Reorganization, the Debtor-in-

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 14 — STOCKHOLDERS' EQUITY (Continued)

Possession financing as provided for by Steakhouse Investors, LLC converted to 90% of the common stock or 4,500,000 shares and the balance of the common stock was given to the trustee of the unsecured creditors or 500,000 shares as partial payment of their claims.

Warrants
As of the Effective date (December 31, 2003) of the Joint Plan of Reorganization, the Company granted a warrant to purchase 150,000 shares of common stock to its secured claim note holder. The warrant was granted in consideration of the Company’s secured claim note holder extending the payment terms of its secured claim in the amount of $1,535,000. The warrant (i) is exercisable after February 1, 2005 (ii) has an exercise price of $1.11 per share (iii) and expires seven years from the date of issuance. The Company has valued the warrants at $90,000, which represent the fair market value of consideration received. The value of the warrants has been recorded as a deferred financing cost, which will be amortized over six years, the extended payment terms of the note.

Stock Options
The 2004 Stock Option Incentive Plan was approved by the Board of Directors in April 2004 and was intended to provide incentive to key employees, officers, and directors of the Company who provide significant services to the Company. Subject to shareholder approval there will be 1.5 million options available for grant under the Stock Option Incentive Plan. Options will vest over a three-year period and the Board of Directors will determine the exercise price of the options granted. (See Financial Note #5 & #15)

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2003	—	—	—
Authorized for grant	1,500,000	—	—
Granted	(1,330,000)	1,330,000	$1.11
Exercised	—	—	—
Canceled	—	—	—

Balance at December 31, 2004	170,000	1,330,000	$1.11

As of December 31, 2004 there are 1,330,000 common stock options outstanding with a weighted average remaining life of 9.33 years, none of which are exercisable at December 31, 2004.

As of April 2004, the Company granted options, which were approved by the shareholders (see 14C Filing January, 2005), to purchase in the aggregate 980,000 shares of common stock to employees with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company recorded deferred compensation charge of $1,400,000, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company’s stock price as of the date of grant. The Company will amortize the deferred compensation charge over the three-year vesting period of the options. As of December 31, 2004, the Company expensed approximately $313,000 of the deferred compensation charge.

As of April 2004, the Company granted options, which were approved by the shareholders (see 14C Filing January, 2005), to purchase 100,000 shares of common stock to two members of its board of directors, which are subject to shareholder approval, with an exercise price of $1.11 per share. The options become exercisable on April 1, 2005. The Company recorded deferred compensation charge of

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 14 — STOCKHOLDERS' EQUITY (Continued)

$144,000, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company’s stock price as of the date of grant. The Company will amortize the deferred compensation charge over the one-year vesting period of the options. As of December 31, 2004, the Company expensed $96,000 of the deferred compensation charge.

As of April 2004, the Company granted options, which were approved by the shareholders (see 14C Filing January, 2005), to purchase 250,000 shares of common stock to one of its stockholders for services to be rendered over a period of three years. The options have an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company uses the fair value method to measure the value of stock-based compensation issued to non-employees in accordance with SFAS 123 and EITF Issue No. 96-18. In accordance with such pronouncements all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, which ever is more reliable measurable. In connection with the issuance, the Company determined that the fair value of the stock options granted was a more reliable measure of value than the value of consideration received. Using the Black-Scholes option-pricing model the Company determined that the fair value of stock options granted was approximately $407,109, which has been as recorded deferred compensation. The Company will amortize the deferred compensation charge over the three-year vesting period of the options. As of December 31, 2004, the Company expensed approximately $91,000 of the deferred compensation charge. For purposes of computing the fair value of each option granted to an outside consultant was estimated using the Black-

Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2004; dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 2.9%, and expected life of three years.

NOTE 15 — REORGANIZED COMPANY AND PREDECESSOR COMPANY STOCK-BASED COMPENSATION

Predecessor Company
Effective with confirmation of the Plan of Reorganization on December 31, 2003, all stock options, stock option plans, and warrants were canceled.

Reorganized Company
Steakhouse Partners, Inc. 2004 Stock Incentive Plan (the “Plan”) was established by Steakhouse Partners, Inc. (the “Company”) to attract and retain persons eligible to participate in the Plan, to motivate Participants to achieve long-term Company goals and to further align Participants’ interest with those of the company’s other stockholders. The Plan was adopted as of April 1, 2004, subject to the approval by the Company’s stockholders within 12 months after such adoption date. There were 1,500,000 options available for the initial grant. Options vest over a period of time, generally three years, as determined by the Board of Directors for up to 10 years from the date of grant. The exercise price of options granted under the Plan were determined by the Board of Directors, provided that the exercise price is not less than fair market value of the Reorganized Company’s common stock on the date of grant. Since the Reorganized Company’s common stock did not start trading under its new symbol STPK.PK until May 3, 2004, the Board of Directors determined the exercise price to be the

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 15 — REORGANIZED COMPANY AND PREDECESSOR COMPANY STOCK-BASED COMPENSATION (Continued)

same as the price of the converted DIP loan shares to equity per the Plan of Reorganization or $1.11 as the fair market value (See Financial Note #5 & #14)

NOTE 16 — INCOME TAXES

Significant components of the provision for taxes based on income for the fiscal years ended 2004, 2003 and 2002 were as follows:

	Fiscal Years Ended
	Reorganized Company	Predecessor Company
	2004	2003	2002
Current
Federal	$—	$—	$—
State	23,000	132,400	140,400

	23,000	132,400	140,400

Deferred
Federal	—	—	—
State	—	(2,400)	(10,642)

	—	(2,400)	(10,642)

Provision for income taxes	$23,000	$130,000	$129,758

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the fiscal years ended 2004, 2003, and 2002 was as follows:

	Fiscal Years Ended
	Reorganized Company	Predecessor Company
	2004	2003	2002
Income tax provision computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	(10.6)	(2.3)	(0.5)
Increase in valuation reserve and other	(29.7)	(34.4)	(35.6)

Total	(6.3)%	(2.7)%	(2.1)%

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 16 — INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes consisted of the following at the fiscal years ended 2004 and 2003:

	Fiscal Years Ended
	Reorganized Company	Predecessor Company
	2004	2003
Deferred tax assets
Net operating losses	$2,061,685	$20,253,875
Tax credit carry-forwards	—	1,189,360
Asset valuation reserves	—	461,897
Property, plant, and equipment	—	4,599,518
Other	2,596,905	4,551,374

Total deferred tax assets	4,658,590	31,056,024

Deferred tax liabilities
Property, plant, and equipment	(2,215,977)	(357,540)
Other	(86,157)	(331,376)

Total deferred tax liabilities	(2,302,134)	(688,916)

	2,356,456	30,367,108
Valuation allowance	(2,356,456)	(30,486,519)

Net deferred tax liability	$—	$(119,411)

As a result of the reorganization certain of the deferred tax assets, liabilities, and valuation were adjusted. All amounts will be fully reserved for.

The Predecessor Company has remaining net operating loss carry-forwards, after carry-backs, of approximately $5,500,000 for federal and $2,000,000 for state, which will begin expire through 2024.

The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporations’ stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Reorganized Company’s future ability to any remaining NOL’s and tax credits generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list the Company’s quarterly financial information for the fiscal years ended 2004, 2003, and 2002:

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$14,159,399	$14,318,019	$12,766,964	$13,826,298	$55,070,680
Gross profit (loss)	$1,144,816	$1,268,456	$992,141	$1,693,434	$5,098,847
Income (loss) before other income (expense)	$129,387	$58,017	$(135,476)	$587,635	$604,467
Income (loss) from reorganization items	$—	$—	$—	$—
Income (loss) from discontinued operations	$—	$—	$—	$—
Net income (loss)	$(113,227)	$(292,924)	$(515,817)	$286,665	$(635,302)
Basic earnings (loss) per share from continuing operations	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)
	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Basic earnings (loss) per share from discontinued operations	$—	$—	$—	$—	$—
Basic (loss) per share	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)
Diluted earnings (loss) per share from continuing operations	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)
Diluted earnings (loss) per share from discontinued operations	$—	$—	$—	$—	$—
Diluted (loss) per share	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)
Common stock trading range
High	$0.000	$2.750	$2.750	$2.120	$2.750
Low	$0.000	$2.300	$1.150	$2.000	$0.000

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$19,881,265	$18,048,212	$16,176,884	$23,651,454	$77,757,815
Gross profit (loss)	$795,783	$609,209	$187,351	$(1,819,071)	$(226,728)
Loss before other income (expense)	$(643,384)	$(396,354)	$(707,008)	$(3,191,181)	$(4,937,927)
Income (loss) from reorganization items	$1,033,394	$863,703	$117,845	$(467,197)	$1,547,745
Income (loss) from discontinued operations	$1,057,463	$—	$—	$—	$1,057,463
Net income (loss)	$878,884	$(162,426)	$(1,014,660)	$(4,553,079)	$(4,851,281)
Basic earnings (loss) per share from continuing operations	$(0.05)	$(0.05)	$(0.30)	$(1.34)	$(1.74)
	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Basic earnings (loss) per share from discontinued operations	$0.31	$—	$—	$—	$0.31
Basic (loss) per share	$0.26	$0.05)	$(0.30)	$(1.34)	$(1.43)
Diluted earnings (loss) per share from continuing operations	$(0.05)	$(0.05)	$(0.30)	$(1.34)	$(1.74)
Diluted earnings (loss) per share from discontinued operations	$0.31	—	$—	$—	$0.31
Diluted (loss) per share	$0.26	$(0.05)	$(0.30)	$(1.34)	$(1.43)
Common stock trading range
High	$0.000	$0.000	$0.000	$0.000	$0.000
Low	$0.000	$0.000	$0.000	$0.000	$0.000
	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$24,786,932	$22,715,227	$20,499,712	$29,100,381	$97,102,252
Gross profit (loss)	$669,184	$997,645	$(49,282)	$202,366	$1,819,713
Loss before other income (expense)	$(661,647	$52,037	$(1,102,733)	$(1,849,077)	$(3,561,420)
Income (loss) from reorganization items	$1,329,687	$(369,868)	$419,880	$(1,508,232)	$(128,533)
Income (loss) from discontinued operations	$(242,990)	$(191,433)	$(216,343)	$(177,169)	$(827,935)
Net income (loss)	$(175,414)	$(1,146,046)	$(1,416,538)	$(3,844,561)	$(6,582,559)

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 17 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Basic earnings (loss) per share from continuing operations	$0.02	$(0.28)	$(0.36)	$(1.08)	$(1.70)
Basic earnings (loss) per share from discontinued operations	$(0.07)	$(0.06)	$(0.06)	$(0.05)	$(0.24)
Basic (loss) per share	$(0.05)	$(0.34)	$(0.42)	$(1.14)	$(1.94)
Diluted earnings (loss) per share from continuing operations	$0.02	$(0.28)	$(0.36)	$(1.08)	$(1.70)
Diluted earnings (loss) per share from discontinued operations	$(0.07)	$(0.06)	$(0.06)	$(0.05)	$(0.24)
Diluted (loss) per share	$(0.05)	$(0.34)	$(0.42)	$(1.14)	$(1.94)
Common stock trading range
High	$0.280	$0.190	$0.150	$0.100	$0.280
Low	$0.010	$0.010	$0.020	$0.000	$0.000

NOTE 18 — SUBSEQUENT EVENTS (Unaudited)

On January 5, 2005 the Company reported that its’ 2004 Stock Incentive Plan was approved without a meeting by less than unanimous written consent of stockholders, in lieu of a special meeting of the Company’s stockholders.

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed an initial closing with respect to the sale of 700,000 shares of common stock (the >odq>Shares”) and Common Stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 ( “Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization ( “EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The securities were issued with restricted security legends.

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 18 — SUBSEQUENT EVENTS (Unaudited) (Continued)

On January 24, 2005 the Company reported that it has changed accountants. There was no dissatisfaction or disagreements with the previous accountants. The Company engaged Mayer Hoffman McCann P.C. as their independent auditors for the period ending December 28, 2004.

Prior to the Reorganization filing, the Steakhouse Partners had contracted with a third party to post a letter of credit in the amount of $2.6M in favor of Ralston Purina Company (the “LOC”) to secure the performance of Paragon under certain real estate leases. Pursuant to a Stipulation approved by the Bankruptcy Court in March, 2005, the obligation to post this letter of credit letter of credit was extinguished, and Paragon became the direct tenant under the single remaining lease formerly secured by the LOC.

On April 7, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, Steakhouse Partners, Inc. issued to an investor 173,915 shares of common stock and a warrants (the “April Warrant”) to purchase 86,958 shares of common stock (the “April Warrant Shares”), at an initial exercise price of $2.00 per share (the “April Exercise Price”), in full and complete satisfaction of our obligation to pay such investor $200,002.25. Following the delivery of our audited financial statements for Fiscal 2005, the Exercise Price of the Warrants will be subject to increase or decrease based on EBITDA for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million and (ii) decreased by 10% (but in no event will the April Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The April Warrant also contains certain redemption and anti-dilution provisions. The securities were issued with restricted security legends.

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders Steakhouse Partners, Inc. and subsidiaries

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Our report covering the basic financial statements indicates that there is substantial doubt as to the Company’s ability to continue as a going concern, the outcome of which cannot presently be determined and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MAYER HOFFMAN McCANN
San Diego, California
April 12, 2005

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS — SCHEDULE II
Reorganized Company for the Year Ended December 31, 2004, 2003 and
Predecessor Company (Debtor-in-Possession)
for the Years Ended December 30, 2003, and

	Balance, Beginning of Year	Additions Charged to Operations	Deductions from Reserve	Balance, End of Year
Allowance for doubtful accounts
December 31, 2004	$133,234	$—	$(119,171)		$14,063

December 31, 2003	$154,621	$68,896	$(90,283)		$133,234

December 30, 2002	$61,264	$3,357	$—		$154,621

Reserve for impairment of property, plant, and equipment
December 31, 2004	$—	$—	$—		$—

December 31, 2003	$6,581,527	$—	$(6,581,527)	$

December 30, 2002	$—	$6,581,527	$—		$6,581,527

Reserve for advances to officers
December 31, 2004	$—	$—	$—		$—

December 31, 2003	$616,584	$277,016	$(893,600)		$—

December 30, 2002	$—	$616,584	$—		$616,584