Form 10-Q
period 2005-03-29
STEAKHOUSE PARTNERS INC
filed 2005-05-13
CIK 1017156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended March 29, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
EXCHANGE ACT

For the transition period from                                  to

000-23739
Commission File Number:

STEAKHOUSE PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3248672
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

10200 Willow Creek Road, San Diego, CA 92131
(Address of principal executive offices)

(858) 689-2333
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2005: 5,873,915 shares of common stock

FORM 10-Q
STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 29, 2005 and December 31, 2004	1-2
	Condensed Consolidated Statements of Operations for the thirteen weeks ended March 29, 2005 and thirteen weeks ended March 30, 2004	3
	Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended March 29, 2005 and the thirteen weeks ended March 30, 2004	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. \	Controls and Procedures	23
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
SIGNATURES		25
SECTION 302 CERTIFICATION
SECTION 906 CERTIFICATION

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 2005

ASSETS

	March 29, 2005	December 31, 2004
	(Unaudited)
Current assets
Cash and cash equivalents	$209,710	$715,666
Accounts receivable, net of allowance for doubtful accounts of $13,993 and $14,063	355,827	268,244
Inventories	837,685	906,577
Prepaid expenses and other current assets	748,383	707,748

Total current assets	2,151,605	2,598,235
Property, plant, and equipment, net	10,978,501	11,187,910
Liquor licenses	688,000	688,000
Deposits and other assets	199,608	199,609
Tradenames	13,921,000	13,921,000
Goodwill	2,879,316	2,879,316

Total assets	$30,818,030	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 29, 2005	December 31, 2004
	(Unaudited)
Liabilities
Current liabilities
Current portion of long term debt	$3,763,021	$3,724,590
Current portion of capital lease	269,494	257,907
Accounts payable	2,262,756	3,204,501
Accrued expenses	903,209	1,384,141
Unearned revenue	1,275,255	1,646,023
Reserve for self insurance claims	62,659	123,687
Sales and property taxes payable	127,730	47,729
Accrued payroll costs	1,199,371	1,045,275

Total current liabilities	9,863,495	11,433,853
Long term debt, net of current portion	5,567,485	5,660,195
Long term capital lease	8,664,813	8,738,196
Deferred rent	160,436	131,416

Total liabilities	24,256,229	25,963,660

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized and 5,200,000 shares and 4,500,000 shares issued and outstanding	5,200	4,500
Committed stock, $0.001 par value 500,000 shares issued	500	500
Additional paid-in capital	7,001,999	7,595,664
Deferred compensation	—	(1,454,952)
Accumulated deficit	(445,898)	(635,302)

Total stockholders’ equity	6,561,801	5,510,410

Total liabilities and stockholders’ equity	$30,818,030	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen weeks ended March 29, 2005	Thirteen weeks ended March 30, 2004
	(Unaudited)	(Unaudited)
Revenues, net	$13,303,376	$13,614,056
Disposed restaurants	—	545,343

Revenues, net	13,303,376	14,159,399
Cost of sales
Food and beverage	4,290,495	4,712,783
Disposed restaurants	—	260,197
Payroll and payroll related costs	4,551,338	4,560,122
Disposed restaurants	—	374,031
Direct operating costs	2,729,794	2,599,075
Disposed restaurants	—	182,780
Depreciation and amortization	315,872	315,501
Disposed restaurants	—	10,094

Total cost of sales	11,887,499	13,014,583
Gross profit	1,415,877	1,144,816
General and administrative	1,065,052	1,015,429
Legal settlement	28,412	—

Income before other income (expense)	322,413	129,387
Other income (expense)
Miscellaneous income	228,932	104,015
Interest expense	(331,940)	(320,642)

Total other income (expense)	(103,008)	(216,627)
Income (loss) before reorganization items, provision for income taxes	219,405	(87,240)

Reorganization items
Professional fees	(11,000)	—

Total reorganization items	(11,000)	—
Income (loss) before provision for income taxes	208,405	(87,240)
Provision for income taxes	19,000	25,987

Net Income/ (Loss)	$189,405	$(113,227)

Earnings (loss) per share
Basic	$0.03	$(0.03)

Diluted	$0.03	$(0.03)

Weighted average shares
Basic	5,532,609	4,500,000

Diluted	5,584,812	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen weeks ended March 29, 2005	Thirteen weeks ended March 30, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$189,405	$(113,227)
Depreciation and amortization	315,872	320,000
Increase in operating assets	32,674	42,192
Decrease in operating liabilities	(1,591,356)	(2,624,687)

Net cash used in operating activities	(1,053,405)	(2,375,722)
Cash flows from investing activities
Purchases of property, plant, and equipment	(102,713)	(177,846)
Proceeds from the sale of property, plant and equipment	—	615,956

Net cash provided by (used in) investing activities	(102,713)	438,110
Cash flows from financing activities
Proceeds from stock issuance	861,987	—
Principal payments on debt and capital leases	(211,825)	(260,821)

Net cash provided by (used in) financing activities	650,162	(260,821)
Net decrease in cash and cash equivalents	(505,956)	(2,198,433)
Cash and cash equivalents, beginning of the period	715,666	2,205,221

Cash and cash equivalents, end of period	209,710	6,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1. In the thirteen-weeks ended March 29, 2005 the Company financed $92,000 of insurance premiums.

2. In the thirteen-weeks ended March 29, 2005 the Company cancelled all stock options issued in 2004, in turn deferred compensation and additional-paid-in-capital were reduced by $1,454,952.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of March 29, 2005 and for the thirteen weeks ended March 29, 2005 and the thirteen weeks ended March 30, 2004 have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 29, 2005, and the results of its operations for the thirteen-week period ended March 29, 2005 and the thirteen-week period ended March 30, 2004, and its cash flows for the thirteen-week period ended March 29, 2005 and the thirteen-week period ended March 30, 2004. The results for the thirteen-week period ended March 29, 2005 are not necessarily indicative of the expected results for the full 2005 fiscal year or any future period.

The Company reports results quarterly, with four quarters having thirteen weeks. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

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

In February 2002, the Company and its wholly owned subsidiary, Paragon Restaurants, Inc., filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company’s plan of Reorganization ( “the Plan”) was confirmed on December 19, 2003, and became effective on the Effective Date. For financial reporting purposes, the Company used an effective date of December 30, 2003. References in prior financial statements to “Predecessor Company” refer to the Company prior to and including December 30, 2003. References to “Successor Company” refer to the Company on and after December 31, 2003, after giving effect to the cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Successor Company in accordance with the Plan and implementation of “fresh start” accounting. The events which occurred during fiscal year 2003 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the “fresh start” accounting adjustments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.23-to-1, 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $8,800,000, $9,000,000 and $12,400,000, respectively. On January 19, 2005 the Company successfully completed the first phase (minimum) of a Private Placement Memorandum for $1,050,000. The maximum amount that can be raised per the Private Placement Memorandum is $3,000,000. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain annual profitability. Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through the year ending December 27, 2005.

Management’s plans include the following:

1. Restructuring its long-term debt position.

2. Improving the Company’s financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead.

3. Raising money through equity or third party financing.

Currently, the Company is negotiating with the trustee for the unsecured creditors to extend the terms of the short-term debt, per the Plan of Reorganization, to more closely match the cash generated from operations. On January 19, 2005, we completed the sale, pursuant to the Private Placement Memorandum, of 700,000 shares of Common Stock and Warrants to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share, for an aggregate of $1,050,000 of gross proceeds.

NOTE 1 — EARNINGS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Pursuant to the Private Placement Memorandum the warrants to purchase 350,000 shares of common stock are anti-dilutive and therefore excluded from the dilutive weighted average shares outstanding used in the earnings per share calculation. The Company’s common share equivalents consist of warrants and options.

NOTE 2 — CONTINGENCIES

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

NOTE 3 — PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets as follows:

Buildings 20 years, Furniture, fixtures, and equipment 5 years.

Improvements to leased property are amortized over the lesser of the life of the lease or the life of the improvements. Amortization expense on assets acquired under capital leases is included with depreciation and amortization expense on owned assets.

Maintenance and minor replacements are charged to expense as incurred. Gains and losses on disposals are included in the results of operations.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. In evaluating long-lived assets for impairment, a number of factors are considered:

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

NOTE 4 — INCOME TAXES

Steakhouse Partners, Inc. accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are established for the temporary difference between financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the Company will be able to realize any portion of the deferred tax assets.

The reorganization of the Company (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC) constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Company’s future ability to any remaining NOL’s and tax credits generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.

NOTE 5 — EQUITY TRANSACTIONS

During the thirteen weeks ended March 29, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed an initial closing with respect to the sale of 700,000 shares of common stock (the “Shares”) and Common Stock purchase warrants (the

“Warrants”) to purchase 350,000 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 ( “Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization ( “EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The securities were issued with restricted security legends.

During the thirteen weeks ended March 29, 2005, the Company cancelled all stock options previously granted to employees. The effective date of the termination of all stock options is January 1, 2005. The intrinsic value associated with these options unfairly adversely affected the Corporation and its ability to acquire capital.

During the thirteen weeks ended March 29, 2005, the Company cancelled all stock options previously granted to two members of its board of directors. The effective date of the termination of all stock options is January 1, 2005. The intrinsic value associated with these options unfairly adversely affected the Corporation and its ability to acquire capital.

During the thirteen weeks ended March 29, 2005, the Company cancelled all stock options previously granted to one of its stockholders for services to be rendered over a period of three years. The fair value (Black-Scholes option-pricing model) associated with these options unfairly adversely affected the Corporation and its ability to acquire capital.

During the thirteen weeks ended March 29, 2005, the Company granted options to purchase in the aggregate 25,000 shares of common stock to an employee with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting February 23, 2006. The Company did not record a deferred compensation charge in connection with the issuance as the exercise price of the stock options was equal to or greater than the fair market value of the Company’s stock price as of the date of grant.

The table below represents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value:

	Thirteen Weeks ended March 29, 2005 (Unaudited)	Thirteen Weeks ended March 30, 2004 (Unaudited)
Net Income (loss)
As reported	$189,405	$(113,227)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$—	$—
Stockbased employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	(417)	—

PRO FORMA NET (LOSS) INCOME	$188,988	$(113,227)

Earnings per common share
Basic and diluted — as reported	$0.03	$(0.03)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$—	$—
Stockbased employee compensation cost, net of related tax effects, that would have been included in the determination of net income(loss) if the fair value method had been applied	$—	$—
Proforma	$0.03	$(0.03)

NOTE 6 — SUBSEQUENT EVENTS

On May 6, 2005 the Board of Directors of Steakhouse Partners, Inc. resolved to terminate the stock option grant of April 1, 2004, effective January 1, 2005. The Board of Directors of the Company determined that the intrinsic and fair market value placed on the initial grants unfairly adversely affects the Corporation and its ability to acquire capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Risks and uncertainties that affect the Company include the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed herein under the heading “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,”“anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The

Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management’s discussion and analysis of certain significant factors, which have affected the results of operations and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

BACKGROUND

The Company currently operates 25 full-service steakhouse restaurants located in eight states. The Company’s restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company’s average check is $26.46 (including alcoholic beverages) and it currently serves approximately 2.5 million meals annually. The Company operates principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales for the 25 comparable Paragon core restaurants only, certain items in the Company’s condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 29, 2005	March 30, 2004
Revenue	100.0%	100.0%
Discounts	3.5%	4.7%
Net Revenues	96.5%	95.3%
Cost of Sales
Food & Liquor costs	32.3%	34.6%
Personnel Costs	34.2%	33.5%
Direct Operating Cost	20.5%	19.1%
Depreciation	2.4%	2.3%
Gross Margin	10.6%	10.5%
General & Administrative	8.0%	7.5%
Interest Expense	2.5%	2.4%
Other	-1.3%	1.5%
Net Income (Loss)	1.4%	(0.8)%

Factors that have affected the results of operations for the first quarter and first thirteen weeks of fiscal 2005 for the Company as compared to the first period and first thirteen weeks of fiscal 2004 for the Company are discussed below.

THIRTEEN WEEKS ENDED MARCH 29, 2005 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2004

Net Revenues for the thirteen-week period ended March 29, 2005 decreased $856,023 or 6.1% from $14,159,399 for the thirteen-week period ended March 30, 2004 to $13,303,376 for the thirteen-week period in 2005. Most of this decline or $545,343 is associated with the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Adding to the decline, same-store sales decreased 3.5% (partially the result of the Company reducing discounts by over 25%) for the 25 comparable Paragon core units in 2005 versus the same thirteen-week period in 2004.

Food and beverage costs for the thirteen-week period ended March 29, 2005 decreased $682,485 or 13.7% from $4,972,980 for the thirteen-week period ended March 30, 2004 to $4,290,495 for the thirteen-week period in 2005. The chief reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Food and beverage costs as a percentage of restaurant revenues for the core restaurants was 34.6% for the thirteen-week period ended March 30, 2004 compared to 32.3% for the same thirteen-week period in 2005. The chief reason for this improvement is the Company has reengineered its menu to provide increase perceived guest value while reducing some costs, raising menu prices and verbally committing to one-half of its prime rib at lower than market rates for the calendar year 2005.

Payroll and payroll related costs for the thirteen-week period ended March 29, 2005 decreased $382,815 or 7.8% from $4,934,153 for the thirteen-week period ended March 30, 2004 to $4,551,338 for the thirteen-week period in 2005. The chief reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Payroll and payroll related costs as a percentage of restaurant revenues for the core restaurants was 33.5% thirteen-week period ended March 30, 2004 compared to 34.2% for the same thirteen-week period in 2005. The chief reason for this increase as a percentage relationship to revenue is that the decrease in the restaurants’ net revenue was slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. However, a number of units have reduced their total management team required as the existing team has become more efficient. On an annualized basis the Company anticipates saving (including benefits) approximately $200,000.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirteen-week period ended March 29, 2005 decreased $52,061 or 1.9% from $2,781,855 for the thirteen-week period ended March 30, 2004 to $2,729,794 for the thirteen-week period in 2005. The chief reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Direct operating costs as a percentage of restaurant revenues for the core restaurants was 19.1% for the thirteen-week period ended March 30, 2004 compared to 20.5% for the same thirteen-week period in 2005. In absolute dollars the direct operating costs for core restaurants remained relatively constant, however increase in the percentage relations to revenue was the direct result of the decrease in revenue between the quarter just ended March 29, 2005 and the same quarter in 2004.

Depreciation and amortization for the thirteen-week period ended March 29, 2005 decreased $9,723 or 3.0% from $325,595 for the thirteen-week period ended March 30, 2004 to $315,872 for the same period in 2005. The chief reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Depreciation for the core restaurants remained relatively constant between the quarter just ended March 29, 2005 and same period 2004.

General and administrative expenses for the thirteen-week period ended March 29, 2005 increased $49,623 or 4.9% from $1,015,429 for the thirteen-week period ended March 30, 2004 to $1,065,052 for the thirteen-week period in 2005. These costs as a percentage of core restaurants net revenues were 7.5% for the thirteen-week period ended March 30, 2004 compared to 8.0% for the same period in 2005. The chief reason for the increase in general and administrative expense is the increase in professional fees ($120,000) for change of outside accountants and finalizing all “fresh-start” adjustments for year-end 2004 partially offset by the annual general managers meeting being rescheduled for the second quarter. During the thirteen-week period ended March 29, 2005, the Company eliminated a district leader and an accounting position while also reducing expenses for services that on an annualized basis is expected to reduce costs by over a $200,000.

Other income (expenses) for the thirteen-week period ended March 29, 2005 decreased $113,619 or 52.4% from ($216,627) for the thirteen-week period ended March 30, 2004 to ($103,008) for the same period in 2005. The chief reason for this decrease was the California Workmen Compensation refund for approximately ($220,000) for the policy year-end May 1, 2004 was much greater than the refund received for the previous policy year.

Net income for the thirteen-week period ended March 29, 2005 increased $302,632 from a net loss of $113,227 for the thirteen-week period ended March 30, 2004 to a net income of $189,405 for the thirteen-week period in 2005. The net income for the thirteen-week period ended March 29, 2005 was chiefly the result of disposing of the three under performing restaurants in the first quarter of 2004. Those restaurants contributed a combined loss of $281,759 to the net loss line for the thirteen-week period ended March 30, 2004. Also contributing to the gain was the menu price increase, prime rib verbal contracts and state workmen compensation refund. Partially offsetting the income was higher production labor cost and increases in legal and audit fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $209,710 at March 29, 2005. Our operating activities for the thirteen weeks ended March 29, 2005 used almost $1.2 million. On January 19, 2005, we completed the sale, pursuant to the Private Placement Memorandum, of 700,000 shares of Common Stock and Warrants to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share, for an aggregate of $1,050,000 of gross proceed. The Company believes that the cash flow from operations plus the proceeds from the remainder of the Memorandum should be more than sufficient to fund its operations at current levels and fund its repayment obligations pursuant to the Plan during the remainder of fiscal 2005. However, the Company cannot provide assurance they will actually receive any additional proceeds from the memorandum. The Company’s highest cash generation quarters from operations are the second and fourth quarters.

However, to the extent the Company’s estimates and assumptions are inaccurate the Company may not have sufficient cash reserves to maintain its operations and fund its obligations. In such event, the Company may need to seek additional financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

We had a cash and cash equivalents balance of $715,666 at December 31, 2004. During Fiscal 2004 we maintained a current ratio of 0.23-to-1, which arose from a working capital decit of $8,835,618, which included short-term debt resulting from the Plan.

IMPACT OF INFLATION

The primary inflationary factors affecting the Company’s operations include food and labor costs. The Company’s restaurant personnel are paid at the federal and state established minimum wage levels and accordingly, changes in such wage level affect the Company’ s labor costs. As costs of food and labor increase, the Company will seek to offset those increases through economies of scale and/or increases in menu prices, although there is no assurance that such offsets will continue. To date inflation has not had a material impact on loss from operations.

CRITICAL ACCOUNTING POLICIES

The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R ( “SFAS123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS 123R allows for the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim and annual reporting periods beginning after December 15, 2005. The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

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

UNEARNED REVENUE

The Company sells gift cards and recognizes a liability, which is included in unearned revenue, for gift cards/certificates outstanding until the gift card/certificate is redeemed or considered to be unredeemable. The gift cards/certificates do not carry an expiration date so if all outstanding gift cards/certificates are redeemed at once, our financial results (cash) would be impacted.

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

If the aforementioned factors indicate that we should review the carrying value of a restaurant’s long-lived assets, we perform an impairment analysis. Identifiable cash flows that are largely independent of other assets and liabilities typically exist for land and buildings, and for combined fixtures, equipment and improvements for each restaurant. If the total future cash flows are less than the carrying amount of the asset, the carrying amount is written down to the estimated fair value, and a loss resulting from value impairment is recognized by a charge to earnings.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The following risk factors and other information included in this Interim Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, nancial condition and operating results could be materially adversely affected.

OUR PRIOR BANKRUPTCY COULD HINDER OUR ABILITY TO NEGOTIATE EFFECTIVELY WITH THIRD PARTIES AND COULD ADVERSELY AFFECT OUR OPERATIONS GOING FORWARD.

In February 2002, Steakhouse, along with our wholly owned subsidiary Paragon, filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filings had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS OR THE PLAN OF REORGANIZATION IS UNSUCCESSFUL, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OR ALL OF OUR OPERATIONS,

WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

Although on January 19, 2005, we successfully raised $1,050,000 in a private placement of securities, we cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will seriously effect our ability to meet our Plan of Organization objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL PROFITS.

We were organized in May 1996, and have incurred significant losses since inception. We may never generate annual prots. We incurred a net loss of approximately $635,302 for the fiscal year ended December 31, 2004; incurred a net loss of approximately $4,851,281 for the fiscal year ended December 30, 2003; and a net loss of approximately $6,582,559 for the fiscal year ended December 24, 2002.

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

CHANGING CONSUMER PREFERENCES AND DISCRETIONARY SPENDING PATTERNS, POTENTIAL OUTBREAKS OF “MAD COW DISEASE” OR “FOOT/MOUTH DISEASE” AND OTHER FACTORS AFFECTING THE AVAILABILITY OF BEEF COULD FORCE US TO MODIFY OUR RESTAURANTS’ CONCEPT AND MENU AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

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

INCREASES IN FEDERAL AND STATE STATUTORY MINIMUM WAGES COULD INCREASE OUR EXPENSES, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Certain states have each increased their state minimum wages to a level that significantly exceeded the federal minimum wage. These recent increases in the state statutory minimum wage and any future federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, legal factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

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

We currently own and operate 25 restaurants. Due to this relatively small number of restaurants, poor financial performance at any owned restaurant could have a significant negative impact on our profitability as a whole. The results achieved to date by our small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area with varied demographic characteristics. We cannot assure you that we will be able to operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number of our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

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

• the level of competition from existing or new competitors in our segment of the restaurant industry; and

• economic conditions generally and in each of the market in which we are located.

These fluctuations make it difficult for us to predict and address in a timely manner factors that may have a negative impact on our results of operations.

WE COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff, and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our results of operations or business. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs, including health insurance, and similar matters over which we have no control may increase our operating costs.

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

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the “penny stock” rules described above, the NASD, Inc. ( “NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of March 29, 2005, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required to be filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required to be filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s President, who serves as the Company’s principal executive officer concluded that the Company’s disclosure controls, and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a consequence of the bankruptcy filings, all pending litigation and claims against the Company through December 30, 2003 were stayed, and no party could take action to realize its pre-petition claims, except pursuant to order of the Bankruptcy Court. All pre-petition claims have been treated within the Plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, we completed an initial closing with respect to the sale, pursuant to the Memorandum, of 700,000 shares of Common Stock and Common Stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds (the “Private Placement”). Following the delivery of our audited financial statements for the year ended December 27, 2005 ( “Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization ( “EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS

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

1. Form 14-C dated January 5, 2005 reporting the Company’s 2004 Stock Incentive Plan was approved without a meeting by less than unanimous written consent of stockholders, in lieu of a special meeting of the Company’s stockholders.

2. Form 8-K dated January 24, 2005 reporting that on January 19, 2005 the Company completed an initial closing of the sale of 700,000 shares of common stock and common stock purchase warrants for $1,050,000 in a transaction exempt from registration.

3. Form 8-K and 8-K/A dated January 24, 2005 reporting that the Company has changed accountants. There was no dissatisfaction or disagreements with the previous accountants. The Company engaged Mayer Hoffman McCann P.C. as their independent auditors for the period ending December 31, 2004.

4. Form 8-K dated March 1, 2005 reporting that the Company has appointed Susan Schulze-Claasen, as Executive Vice-President, Chief Administrative Officer and General Counsel. The Board of Directors of the Company approved this appointment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEAKHOUSE PARTNERS, INC.
/S/ A. STONE DOUGLASS	/S/ JOSEPH L. WULKOWICZ

A. STONE DOUGLASS	JOSEPH L. WULKOWICZ
President, Secretary and Director (Serving as principal executive officer)	Vice President and Chief Financial Officer (Serving as principal financial and accounting officer)