Form 10-Q
period 2005-06-28
STEAKHOUSE PARTNERS INC
filed 2005-08-17
CIK 1017156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended June 28, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2005: 5,873,915 shares of common stock

FORM 10-Q
STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Our independent registered public accounting firm has informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended June 28, 2005 prior to the filing of this Form 10-Q. As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter eneded June 28, 2005 have not been reviewed by our independent registered public accounting firm as required pursuant to Rule 10.01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete. As soon as our independent registered public accounting firm completes their review of our second quarter 2005 financial statements, we will file an amended Form 10-Q/A.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 28, 2005 and December 31, 2004	1-2
	Condensed Consolidated Statements of Operations for the thirteen weeks ended June 28, 2005 and thirteen weeks ended June 29, 2004	3
	Condensed Consolidated Statements of Operations for the twenty-six weeks ended June 28, 2005 and twenty-six weeks ended June 29, 2004	4
	Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended June 28, 2005 and the twenty-six weeks ended June 29, 2004	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities and use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
SIGNATURES		28
SECTION 302 CERTIFICATION
SECTION 906 CERTIFICATION

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 2005

ASSETS

	June 28, 2005	December 31, 2004
	(Unaudited)
Current assets
Cash and cash equivalents	$—	$715,666
Accounts receivable, net of allowance for doubtful accounts of $0 and $14,063	349,111	268,244
Inventories	836,556	906,577
Prepaid expenses and other current assets	716,106	707,748

Total current assets	1,901,773	2,598,235
Property, plant, and equipment, net	10,731,436	11,187,910
Liquor licenses	688,000	688,000
Deposits and other assets	199,632	199,609
Tradenames	13,921,000	13,921,000
Goodwill	2,879,316	2,879,316

Total assets	$30,321,157	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 28, 2005	December 31, 2004
	(Unaudited)
Liabilities
Current liabilities
Current portion of long term debt	$4,592,783	$3,724,590
Current portion of capital lease	282,339	257,907
Accounts payable	2,250,234	3,204,501
Accrued expenses	542,550	1,384,141
Unearned revenue	1,194,062	1,646,023
Reserve for self insurance claims	84,660	123,687
Sales and property taxes payable	97,721	47,729
Accrued payroll costs	982,686	1,045,275

Total current liabilities	10,027,035	11,433,853
Long term debt, net of current portion	4,701,145	5,660,195
Long term capital lease	8,588,422	8,738,196
Deferred rent	189,456	131,416

Total liabilities	23,506,058	25,963,660

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized and 5,873,915 shares and 4,500,000 shares issued and outstanding	5,874	4,500
Committed stock, $0.001 par value 500,000 shares issued	—	500
Additional paid-in capital	7,201,827	7,595,664
Deferred compensation	—	(1,454,952)
Accumulated deficit	(392,602)	(635,302)

Total stockholders’ equity	6,815,099	5,510,410

Total liabilities and stockholders’ equity	$30,321,157	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen weeks ended June 28, 2005	Thirteen weeks ended June 29, 2004
	(Unaudited)	(Unaudited)
Total Revenues, net	$13,287,920	$14,318,019

Cost of sales
Food and beverage	4,400,092	5,013,729
Payroll and payroll related costs	4,510,232	4,665,332
Direct operating costs	2,819,790	3,064,029
Depreciation and amortization	321,118	306,464

Total cost of sales	12,051,232	13,049,554
Gross profit	1,236,688	1,268,465
General and administrative	1,004,130	1,210,448

Income before other income (expense)	232,558	58,017
Other income (expense)
Miscellaneous income	63,494	10,745
Interest expense	(286,972)	(343,686)

Total other income (expense)	(223,478)	(332,941)
Income (loss) before reorganization items, provision for income taxes	9,080	(274,924)

Reorganization items
Professional fees	(11,000)	—
Fresh start adjustments	76,216	—

Total reorganization items	65,216	—
Income (loss) before provision for income taxes	74,296	(274,924)
Provision for income taxes	21,000	18,000

Net Income/ (Loss)	$53,296	$(292,924)

Earnings (loss) per share
Basic	$0.01	$(0.07)

Diluted	$0.01	$(0.07)

Weighted average shares
Basic	5,690,875	4,500,000

Diluted	5,721,701	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twenty-six weeks ended June 28, 2005	Twenty-six weeks ended June 29, 2004
	(Unaudited)	(Unaudited)
Revenues, net	$26,591,296	$27,932,075
Disposed restaurants	—	545,343

Revenues, net	26,591,296	28,477,418
Cost of sales
Food and beverage	8,690,586	9,726,512
Disposed restaurants	—	260,197
Payroll and payroll related costs	9,061,571	9,225,454
Disposed restaurants	—	374,031
Direct operating costs	5,533,598	5,663,104
Disposed restaurants	—	182,780
Depreciation and amortization	636,990	621,965
Disposed restaurants	—	10,094

Total cost of sales	23,922,745	26,064,137
Gross profit	2,668,551	2,413,281
General and administrative	2,097,594	2,225,877

Income before other income (expense)	570,957	187,404
Other income (expense)
Miscellaneous income	276,439	105,641
Interest expense	(618,912)	(655,209)

Total other income (expense)	(342,473)	(549,568)
Income (loss) before reorganization items, provision for income taxes	228,484	(362,164)

Reorganization items
Professional fees	(22,000)	—
Fresh start adjustments	76,217	—

Total reorganization items	54,217	—
Income (loss) before provision for income taxes	282,701	(362,164)
Provision for income taxes	40,000	43,987

Net Income/ (Loss)	$242,701	$(406,151)

Earnings (loss) per share
Basic	$0.04	$(0.09)

Diluted	$0.04	$(0.09)

Weighted average shares
Basic	5,690,875	4,500,000

Diluted	5,721,701	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-six weeks ended June 28, 2005	Twenety-six weeks ended June 29, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$242,701	$(406,151)
Depreciation and amortization	636,989	608,404
Amortization of stock options issued below fair market value to emplyees	—	124,617
Forgiveness of debt	(92,682)	—
Increase in operating assets	372,016	43,417
Decrease in operating liabilities	(2,088,461)	(2,382,211)

Net cash used in operating activities	(929,437)	(2,011,924)
Cash flows from investing activities
Purchases of property, plant, and equipment	(173,016)	(333,978)
Proceeds from the sale of property, plant and equipment	—	615,956

Net cash provided by (used in) investing activities	(173,016)	281,978
Cash flows from financing activities
Proceeds from stock issuance	861,987	—
Principal payments on debt and capital leases	(475,200)	(475,275)

Net cash provided by (used in) financing activities	386,787	(475,275)
Net decrease in cash and cash equivalents	(715,666)	(2,205,221)
Cash and cash equivalents, beginning of the period	715,666	2,205,221

Cash and cash equivalents, end of period	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1. In the twenty-six weeks ended June 28, 2005 the Company financed $391,242 of insurance premiums.

2. In the twenty-six weeks ended June 28, 2005 the Company mutually retroactively rescinded all stock options issued in 2004, in turn deferred compensation and additional-paid-in-capital were reduced by $1,454,952.

3. In the twenty-six weeks ended June 28, 2005 the Company converted debt of $200,002 to 173,915 shares of common stock.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of June 28, 2005 and for the thirteen and twenty-six weeks ended June 28, 2005 and the thirteen and twenty-six weeks ended June 29, 2004 have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 28, 2005, and the results of its operations for the thirteen and twenty-six week period ended June 28, 2005 and the thirteen and twenty-six week period ended June 29, 2004, and its cash flows for the twenty-six week period ended June 28, 2005 and the twenty-six week period ended June 29, 2004. The results for the thirteen and twenty-six week period ended June 28, 2005 are not necessarily indicative of the expected results for the full 2005 fiscal year or any future period.

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

In February 2002, the Company and its wholly owned subsidiary, Paragon Restaurants, Inc., filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In July 2003, the Bankruptcy Court approved a DIP loan provided by the members of Steakhouse Investors and the general terms pursuant to which a plan of reorganization would be approved. The Company’s plan of Reorganization (“the Plan”) was confirmed on December 19, 2003, and became effective on the Effective Date. For financial reporting purposes, the Company used an effective date of December 30, 2003. References in prior financial statements to “Predecessor Company” refer to the Company prior to and including December 30, 2003. References to “Successor Company” refer to the Company on and after December 31, 2003, after giving effect to the cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Successor Company in accordance with the Plan and implementation of “fresh start” accounting. Upon confirmation of the Plan of Reorganization on the Effective Date, the entire balance of the DIP facility, including accrued interest, became due and payable to the members of Steakhouse Investors. Accordingly, the members of Steakhouse Investors received in the aggregate, 4.5 million or 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of the Predecessor Company’s obligations under the DIP Credit Facility agreement other than interest. The members of Steakhouse Investors represent 100% new ownership of the Reorganized Company, as none of these investors were holders of record of the Predecessor

Company. The outstanding preferred stock, common stock, stock options, and warrants of the Predecessor Company before confirmation were all canceled.

The events which occurred during fiscal year 2003 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the “fresh start” accounting adjustments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

Our independent registered public accounting firm has informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended June 28, 2005 prior to the filing of this Form 10-Q. As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter eneded June 28, 2005 have not been reviewed by our independent registered public accounting firm as required pursuant to Rule 10.01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete. As soon as our independent registered public accounting firm completes their review of our second quarter 2005 financial statements, we will file an amended Form 10-Q/A.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.23-to-1, 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $8,800,000, $9,000,000 and $12,400,000, respectively. Through April 7, 2005 the Company successfully completed the first phase (minimum) of a private placement for $1,250,000. The maximum amount that can be raised per the private placement is $3,000,000. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

NOTE 1 — EARNINGS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Pursuant to the Private Placement Memorandum the warrants to purchase 436,958 shares of common stock are anti-dilutive and therefore excluded from the dilutive weighted average shares outstanding used in the earnings per share calculation. The Company’s common share equivalents consist of warrants and options.

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

NOTE 5 — EQUITY TRANSACTIONS

During the twenty-six weeks ended June 28, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed a closing with respect to the sale of 173,915 of common stock (the “Shares”) and Common Stock purchase warrants (the “Warrants”) to purchase 86,958 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $200,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The securities were issued with restricted security legends.

During the twenty-six weeks ended June 28, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed an initial closing with respect to the sale of 700,000 shares of common stock (the “Shares”) and Common Stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The securities were issued with restricted security legends.

During the twenty-six weeks ended June 28, 2005, the Company mutually retroactively rescinded all stock options previously granted to employees without consideration. The effective date is January 1, 2005.

During the twenty-six weeks ended June 28, 2005, the Company mutually retroactively rescinded all stock options previously granted to two members of its board of directors without consideration. The effective date is January 1, 2005.

During the twenty-six weeks ended June 28, 2005, the Company mutually retroactively rescinded all stock options previously granted to one of its stockholders for services to be rendered over a period of three years without consideration. The effective date is January 1, 2005.

During the twenty-six weeks ended June 28, 2005, the Company granted options to purchase in the aggregate 25,000 shares of common stock to an employee with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting February 23, 2006. The Company did not record a deferred compensation charge in connection with the issuance as the exercise price of the stock options was equal to or greater than the fair market value of the Company’s stock price as of the date of grant.

The table below represents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value:

	Thirteen Weeks ended June 28, 2005	Thirteen Weeks ended June 29, 2004
	(Unaudited)	(Unaudited)
Net Income (loss)
As reported	$53,296	$(292,924)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$—	$102,000
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	(833)	(112,751)

PRO FORMA NET (LOSS) INCOME	$52,463	$(303,675)

Earnings per common share
Basic and diluted — as reported	$0.01	$(0.07)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$—	$0.02
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income(loss) if the fair value method had been applied	$—	$(0.02)
Proforma	$0.01	$(0.07)

	Twenty-six Weeks ended June 28, 2005	Twenty-six Weeks ended June 29, 2004
	(Unaudited)	(Unaudited)
Net Income (loss)
As reported	$282,701	$(406,151)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$—	$102,000
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	(1,250)	(112,751)

PRO FORMA NET (LOSS) INCOME	$281,451	$(416,902)

Earnings per common share
Basic and diluted — as reported	$0.04	$(0.07)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$—	$0.02
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income(loss) if the fair value method had been applied	$—	$(0.02)
Proforma	$0.04	$(0.07)

NOTE 6 — SUBSEQUENT EVENTS

N/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Risks and uncertainties that affect the Company include the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed herein under the heading “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management’s discussion and analysis of certain significant factors, which have affected the results of operations and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

BACKGROUND

The Company currently operates 25 full-service steakhouse restaurants located in eight states. The Company’s restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company’s average check is $26.27 (including alcoholic beverages) and it currently serves approximately 2.2 million meals annually. The Company operates principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

Our independent registered public accounting firm has informed us that they will be unable to complete their review of our interim financial statements for the quarterly period ended June 28, 2005 prior to the filing of this Form 10-Q. As a result, the interim financial statements contained in our quarterly report on Form 10-Q for the quarter eneded June 28, 2005 have not been reviewed by our independent registered public accounting firm as required pursuant to Rule 10.01(d) of Regulation S-X, and therefore, the filing of this Form 10-Q is considered to be incomplete. As soon as our independent registered public accounting firm completes their review of our second quarter 2005 financial statements, we will file an amended Form 10-Q/A.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales for the 25 comparable Paragon core restaurants only, certain items in the Company’s condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended June 28, 2005		Thirteen Weeks Ended June 29, 2004		Twenty-six Weeks Ended June 28, 2005		Twenty-six Weeks Ended June 29, 2004
Revenue	100.0%		100.0%		100.0%		100.0%
Discounts	3.4%		2.3%		3.5%		2.6%
Net Revenues	96.6%		97.7%		96.5%		97.4%
Cost of Sales
Food & Liquor costs	33.1%		35.0%		32.7%		34.8%
Personnel Costs	33.9%		32.6%		34.1%		33.0%
Direct Operating Cost	21.1%		21.4%		20.8%		20.3%
Depreciation	2.4%		2.1%		2.4%		2.2%
Gross Margin	9.4%		8.9%		10.0%		9.6%
General & Administrative	7.6%		8.5%		7.9%		8.0%
Interest Expense	2.2%		2.4%		2.3%		2.3%
Other	(0.7%	)	0.0%		(1.1%	)	0.8%
Net Income (Loss)	0.4%		(2.0%	)	0.9%		(1.5%	)

Factors that have affected the results of operations for the first quarter and first thirteen weeks of fiscal 2005 for the Company as compared to the first period and first thirteen weeks of fiscal 2004 for the Company are discussed below.

THIRTEEN WEEKS ENDED JUNE 28, 2005 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29, 2004

Net Revenues for the thirteen-week period ended June 28, 2005 decreased $1,030,099 or 7.2% from $14,318,019 for the thirteen-week period ended June 29, 2004 to $13,287,920 for the thirteen-week period in 2005. Most of this decline was the result of a decrease in same-store sales of 6.5% for the 25 comparable Paragon core units in 2005 versus the same thirteen-week period in 2004. Also contributing to the decline in net revenue was the increase in discounted sales to 3.4% in 2005 versus 2.3% for the same thirteen-week period in 2004 as the Company attempted to offset the decline in guest counts.

Food and beverage costs for the thirteen-week period ended June 28, 2005 decreased $613,637 or 12.2% from $5,013,729 for the thirteen-week period ended June 29, 2004 to $4,400,092 for the thirteen-week period in 2005. Food and beverage costs as a percentage of restaurant revenues for the core restaurants was 35.0% for the thirteen-week period ended June 29, 2004 compared to 33.1% for the same thirteen-week period in 2005. The chief reason for this improvement is (starting at the end of the 2nd quarter 2004) the Company has reengineered its menu to provide increase perceived guest value while reducing some costs, and raising menu prices while overall beef prices are slightly lower in 2005 versus the same thirteen-week period in 2004.

Payroll and payroll related costs for the thirteen-week period ended June 28, 2005 decreased $155,100 or 3.3% from $4,665,332 for the thirteen-week period ended June 29, 2004 to $4,510,232 for the thirteen-week period in 2005. Payroll and payroll related costs as a percentage of restaurant revenues for the core restaurants was 32.6% thirteen-week period ended June 29, 2004 compared to 33.9% for the same thirteen-week period in 2005. The chief reason for this increase as a percentage relationship to revenue is that the decrease in the restaurants’ net revenue was slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. Partially offsetting this increase, in six units they have reduced their total management team required as the existing team has become more efficient.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirteen-week period ended June 28, 2005 decreased $260,225 or 8.5% from $3,064,029 for the thirteen-week period ended June 29, 2004 to $2,803,804 for the thirteen-week period in 2005. Direct operating costs, as a percentage of restaurant revenues for the core restaurants was 21.4% for the thirteen-week period ended June 29, 2004 compared to 21.1% for the same thirteen-week period in 2005. In absolute dollars, the direct operating costs for core restaurants remained relatively proportionate to the decrease in revenue as the Company benefited from lower general liability insurance (renewed May 1, 2005), as well as, the efficient use of utilities, telephones and reductions in other controllable costs.

Depreciation and amortization for the thirteen-week period ended June 28, 2005 increased $14,654 or 4.8% from $306,464 for the thirteen-week period ended June 29, 2004 to $321,118 for the same period in 2005. Depreciation for the core restaurants remained relatively constant between the quarter just ended June 28, 2005 and same period 2004.

General and administrative expenses for the thirteen-week period ended June 28, 2005 decreased $206,318 or 17.0% from $1,210,448 for the thirteen-week period ended June 29, 2004 to $1,004,130 for the thirteen-week period in 2005. These costs as a percentage of core restaurants net revenues were 8.5% for the thirteen-week period ended June 29, 2004 compared to 7.6% for the same period in

2005. The chief reason for the decrease in general and administrative expense is the elimination of the non-cash deferred compensation expense (stock option grant rescinded) of $124,000 and a reduction in headcount (a District Leader and a Corporate Accountant) partially offset by an increase in professional fees for change of outside accountants and finalizing “fresh-start” adjustments for year-end 2004.

Other income (expenses) for the thirteen-week period ended June 28, 2005 decreased $93,477 or 28.1% from ($332,941) for the thirteen-week period ended June 29, 2004 to ($239,464) for the same period in 2005. The chief reason for this decline is the reduction of interest expense as the Company pays down the Priority Tax Note.

Net income for the thirteen-week period ended June 28, 2005 increased $346,220 from a net loss of $292,924 for the thirteen-week period ended June 29, 2004 to a net income of $53,296 for the thirteen-week period in 2005. The net income for the thirteen-week period ended June 28, 2005 was chiefly the result of menu price increase, slight reduction in beef costs, equipment and insurance refunds. Partially offsetting the income was higher production labor cost as a relationship to revenue and increases in legal and audit fees.

TWENTY-SIX WEEKS ENDED JUNE 28, 2005 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 2004

Net Revenues for the twenty-six week period ended June 28, 2005 decreased $1,886,122 or 6.6% from $28,477,418 for the twenty-six week period ended June 29, 2004 to $26,591,296 for the twenty-six week period in 2005. A portion of this decline or $545,343 is associated with the disposal of three non-core restaurants that were operated and sold in the first half of 2004. The balance of the decline, same-store sales decreased 4.8% for the 25 comparable Paragon core units in 2005 versus the same twenty-six week period in 2004.

Food and beverage costs for the twenty-six week period ended June 28, 2005 decreased $1,296,123 or 13.0% from $9,986,709 for the twenty-six week period ended June 29, 2004 to $8,690,586 for the twenty-six week period in 2005. A reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Food and beverage costs as a percentage of restaurant revenues for the core restaurants was 34.8% for the twenty-six week period ended June 29, 2004 compared to 32.7% for the same twenty-six week period in 2005. The chief reason for this improvement is the Company has reengineered its menu to provide increase perceived guest value while reducing some costs, and raising menu prices while overall beef prices are slightly lower to the same twenty-six week period in 2004.

Payroll and payroll related costs for the twenty-six week period ended June 28, 2005 decreased $537,914 or 5.6% from $9,599,485 for the twenty-six week period ended March 30, 2004 to $9,061,571 for the twenty-six week period in 2005. A reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Payroll and payroll related costs, as a percentage of restaurant revenues for the core restaurants was 33.0% twenty-six week period ended June 29, 2004 compared to 34.1% for the same twenty-six week period in 2005. The chief reason for this increase as a percentage relationship to revenue is that the decrease in the restaurants’ net revenue was slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. Partially offsetting this increase, in six units they have reduced their total management team required as the existing team has become more efficient.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the twenty-six week period ended June 28, 2005 decreased $312,286 or 5.3% from $5,845,884 for the twenty-six week period ended June 29, 2004 to $5,533,598 for the twenty-six week period in 2005. The chief reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first half of 2004. Direct operating costs as a percentage of restaurant revenues for the core restaurants was 20.3% for the twenty-six week period ended June 29, 2004 compared to 20.8% for the same twenty-six week period in 2005. In absolute dollars the direct operating costs for core restaurants remained relatively constant however, increase in the percentage relations to revenue was the direct result of the decrease in revenue between the twenty-six weeks just ended June 28, 2005 and the same twenty-six weeks in 2004.

Depreciation and amortization for the twenty-six week period ended June 28, 2005 increased $4,931 or 0.8% from $632,059 for the twenty-six week period ended June 29, 2004 to $636,990 for the same period in 2005. Depreciation for the core restaurants remained relatively constant between the twenty-six weeks just ended June 28, 2005 and the same period 2004.

General and administrative expenses for the twenty-six week period ended June 28, 2005 decreased $128,283 or 5.8% from $2,225,877 for the twenty-six week period ended June 29, 2004 to $2,097,594 for the twenty-six week period in 2005. These costs as a percentage of core restaurants net revenues were 8.0% for the twenty-six week period ended June 29, 2004 compared to 7.9% for the same period in 2005. In absolute dollars the chief reason for the decrease in general and administrative expense is the elimination of the non-cash deferred compensation expense (stock option grant rescinded) of $124,000 and a reduction in headcount (a District Leader and a Corporate Accountant) partially offset by an increase in professional fees for change of outside accountants and finalizing “fresh-start” adjustments for year-end 2004.

Other income (expenses) for the twenty-six week period ended June 28, 2005 decreased $207,095 or 37.7% from ($549,568) for the twenty-six week period ended June 29, 2004 to ($342,473) for the same period in 2005. The chief reason for this decrease was the California Workmen Compensation refund for approximately $220,000 for the policy year-end May 1, 2004 was much greater than the refund received for the previous policy year. Also for the twenty-six week period ended June 28, 2005, the Company received an equipment $36,000 and an insurance $55,000 refund that it did not receive in the same period 2004.

Net income for the twenty-six week period ended June 28, 2005 increased $648,852 from a net loss of $406,151 for the twenty-six week period ended June 29, 2004 to a net income of $242,701 for the twenty-six week period in 2005. The net income for the twenty-six week period ended June 28, 2005 was chiefly the result of disposing of the three under performing restaurants in the first quarter of 2004. Those restaurants contributed a combined loss of $281,759 to the net loss line for the twenty-six week period ended June 29, 2004. Also contributing to the gain was the menu price increase, lower beef prices and state workmen compensation refund. Partially offsetting the income was higher production labor cost as a relationship to revenue and increases in legal and audit fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $0 at June 28, 2005. Our operating activities for the twenty-six week period ended June 28, 2005 used almost $1.0 million. Through April 7, 2005, we completed the sale, pursuant to the Private Placement Memorandum, of 873,915 shares of Common Stock and Warrants to purchase 436,958 shares of common stock, at an initial exercise price of $2.00 per share, for an aggregate of $1,250,000 of gross proceed. The Company believes that the cash flow from operations plus the proceeds from the remainder of the private placement should be more than sufficient to fund its operations at current levels and fund its repayment obligations pursuant to the Plan during the remainder of fiscal 2005. However, the Company cannot provide assurance they will actually receive any additional proceeds from the memorandum. The Company’s highest cash generation quarters from operations are the second and fourth quarters.

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

We had a cash and cash equivalents balance of $715,666 at December 31, 2004. During Fiscal 2004 we maintained a current ratio of 0.23-to-1, which arose from a working capital deficit of $8,835,618, which included short-term debt resulting from the Plan.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (“SFAS123R”), Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS 123R allows for the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS 123R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS 123R will be effective for interim and annual reporting periods beginning after December 15, 2005. The Company is currently evaluating the impact the implementation guidance and revisions included in SFAS 123R will have on its consolidated financial statements.

SELF-INSURANCE

The Company has maintained general liability and related insurance policies with standard deductibles, thereby “self-insuring” the initial portion of the claim. The Company maintained stop loss coverage with third party insurers to limit its total exposure. The self-insurance liability represents an estimate of the ultimate cost of old general liability claims incurred as of the balance sheet date. The estimated liability is based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate. If for any reason in the final settlement of these old claims the results differ from our estimates, our financial results could be impacted up to the deductible under these insurance policies.

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

PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment are recorded at cost. We expense repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000. Depreciation is computed on the straight-line basis over the following estimated useful lives:

Buildings and building improvements	20 years (or the maximum number of year remaining on the base term of the respective lease)
Furniture and fixtures and equipment	5 years

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

Through April 7, 2005, we successfully raised $1,250,000 in a private placement of securities. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will seriously effect our ability to meet our Plan of Reorganization objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL PROFITS.

We were organized in May 1996, and have incurred significant losses since inception. We may never generate annual profits. We incurred a net loss of approximately $635,302 for the fiscal year ended December 31, 2004; incurred a net loss of approximately $4,851,281 for the fiscal year ended December 30, 2003; and a net loss of approximately $6,582,559 for the fiscal year ended December 24, 2002.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS THAT EFFECT CONSUMER SPENDING.

We believe that the general economic conditions in effect in the United States will continue through 2005. If the economy struggles, we are concerned that our customers may become more apprehensive about the economy and reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Additionally, the continued military responses to terrorist attacks and our military operations abroad may exacerbate current economic conditions and lead to further weakening in the economy. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

WE DEPEND ON KEY FOOD PRODUCT DISTRIBUTORS.

We currently rely chiefly on two food product distributors: Southwest Traders on the West Coast and U.S. Foodservice in the Mid-West. If either Southwest Traders or U.S. Foodservice is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

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

THE FAILURE TO ENFORCE AND MAINTAIN OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR ABILITY TO ESTABLISH AND MAINTAIN BRAND AWARENESS.

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks. Our wholly owned subsidiary, Paragon of Michigan, Inc., has registered, among others, the names Hungry Hunter, Mountain Jack’s and Carvers. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of the trademarks or service marks that we believe could materially affect us, we cannot assure you that we will be free from such infringements in the future.

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

• economic conditions generally and in each of the markets in which we are located.

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

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK

In addition to the “penny stock” rules described above, the NASD, Inc. (“NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

OWNERSHIP OF APPROXIMATELY 40% OF OUR OUTSTANDING COMMON STOCK BY FIVE STOCKHOLDERS WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

A substantial majority of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 40% of the shares of common stock outstanding. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of June 28, 2005, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed a closing with respect to the sale of 173,915 of common stock (the “Shares”) and Common Stock purchase warrants (the “Warrants”) to purchase 86,958 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $200,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The securities were issued with restricted security legends.

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, we completed an initial closing with respect to the sale, pursuant to the Memorandum, of 700,000 shares of Common Stock and Common Stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds (the “Private Placement”). Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The securities were issued with restricted security legends.

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

1. Form 14-C dated January 5, 2005 reporting the Company’s 2004 Stock Incentive Plan was approved without a meeting by less than unanimous written consent of stockholders, in lieu of a special meeting of the Company’s stockholders and established the effective date of the Plan as of the close of business January 27, 2005.

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