Form 10-Q/A
period 2005-06-28
STEAKHOUSE PARTNERS INC
filed 2005-11-14
CIK 1017156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended June 28, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2005: 5,873,915 shares of common stock.

STEAKHOUSE PARTNERS, INC.

Explantory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the thirteen weeks ended June 28, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2005, and is being filed to reflect the restatement of our interim condensed consolidated financial statements for the thirteen and twenty-six weeks ended June 28, 2005, as discussed in Note 1 thereto.

As reported in the Form 8-K filed September 15, 2005, we decided to restate our financial statements after reaching the conclusion that certain non-cash adjustments were required relating to accounting for stock options previously granted to certain members of the Company’s Board of Directors, an outside consultant, and certain of its employees (the “Stock Options”). After consultation with our independent registered public accounting firm and outside legal counsel, we determined that our previous attempted cancellation of the Stock Options, previously announced in the Form 10-Q, was legally ineffective because (i) no consideration was given to the affected optionees for the cancellation of the Stock Options, and (ii) informed consent of the affected optionees for the cancellation was not obtained. This determination has led our management to recommend, and our Audit Committee to conclude, that the interim condensed consolidated financial statements presented in the Form 10-Q must be restated to make certain adjustments related to stock-based compensation expense.

We are restating the unaudited interim condensed consolidated financial statements in this Form 10-Q/A to correct the following items, after giving effect to an allowance for stock options, which were forfeited in connection with employee attrition:

• Net income for the thirteen and twenty-six weeks ended June 28, 2005 was overstated by $89,631 and $125,621, respectively; and

• Corresponding adjustments to the stockholders’ equity section of the balance sheet, the statements of operations and cash flows have been made.

The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I — Item 1 — Financial Statements (unaudited)

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 4 — Controls and Procedures

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 12, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q.

The restated interim condensed consolidated financial statements as of and for the thirteen weeks ended March 29, 2005 will be included in an amendment to our Form 10-Q for the thirteen-week period ended March 29, 2005, which is being filed with the SEC concurrently with the filing of this Form 10-Q/A.

FORM 10-Q/A
STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

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

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 28, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 28, 2005	December 31, 2004
	(Unaudited) (As restated, See Note 1)
Liabilities
Current liabilities
Current portion of long term debt	$4,592,783	$3,724,590
Current portion of capital lease	282,339	257,907
Accounts payable	2,250,234	3,204,501
Accrued expenses	542,550	1,384,141
Unearned revenue	1,194,062	1,646,023
Reserve for self insurance claims	84,660	123,687
Sales and property taxes payable	97,721	47,729
Accrued payroll costs	982,686	1,045,275

Total current liabilities	10,027,035	11,433,853
Long term debt, net of current portion	4,701,145	5,660,195
Long term capital lease	8,588,422	8,738,196
Deferred rent	189,456	131,416

Total liabilities	23,506,058	25,963,660

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized and 5,873,915 shares and 4,500,000 shares issued and outstanding	5,874	4,500
Committed stock, $0.001 par value 500,000 shares issued	—	500
Additional paid-in capital	8,135,301	7,595,664
Deferred compensation	(807,853)	(1,454,952)
Accumulated deficit	(518,223)	(635,302)

Total stockholders’ equity	6,815,099	5,510,410

Total liabilities and stockholders’ equity	$30,321,157	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen weeks ended June 28, 2005	Thirteen weeks ended June 29, 2004
	(Unaudited) (As Restated, See Note 1)	(Unaudited)
Total Revenues, net	$13,287,920	$14,318,019

Cost of sales
Food and beverage	4,400,092	5,013,729
Payroll and payroll related costs	4,510,232	4,665,332
Direct operating costs	2,803,804	3,064,029
Depreciation and amortization	321,118	306,464

Total cost of sales	12,035,246	13,049,554
Gross profit	1,252,674	1,268,465
General and administrative (Includes non cash compensation of $89,631 and $124,617 respectively)	1,093,761	1,210,448

Income before other income (expense)	158,913	58,017
Other income (expense)
Miscellaneous income	47,508	10,745
Interest expense	(286,972)	(343,686)

Total other income (expense)	(239,464)	(332,941)
Income (loss) before reorganization items, provision for income taxes	(80,551)	(274,924)

Reorganization items
Professional fees	(11,000)	—
Fresh start adjustments	76,216	—

Total reorganization items	65,216	—
Income (loss) before provision for income taxes	(15,335)	(274,924)
Provision for income taxes	21,000	18,000

Net Income/ (Loss)	$(36,335)	$(292,924)

Earnings (loss) per share
Basic	$0.01	$(0.07)

Diluted	$0.01	$(0.07)

Weighted average shares
Basic	5,850,981	4,500,000

Diluted	5,850,981	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twenty-six weeks ended June 28, 2005	Twenty-six weeks ended June 29, 2004
	(Unaudited) (As Restated, See Note 1)	(Unaudited)
Revenues, net	$26,591,296	$27,932,075
Disposed restaurants	—	545,343

Revenues, net	26,591,296	28,477,418
Cost of sales
Food and beverage	8,690,586	9,726,512
Disposed restaurants	—	260,197
Payroll and payroll related costs	9,061,571	9,225,454
Disposed restaurants	—	374,031
Direct operating costs	5,533,598	5,663,104
Disposed restaurants	—	182,780
Depreciation and amortization	636,990	621,965
Disposed restaurants	—	10,094

Total cost of sales	23,922,745	26,064,137
Gross profit	2,668,551	2,413,281
General and administrative (Includes non cash compensation of $125,621 and $124,617 respectively)	2,223,215	2,225,877

Income before other income (expense)	445,336	187,404
Other income (expense)
Miscellaneous income	276,439	105,641
Interest expense	(618,912)	(655,209)

Total other income (expense)	(342,473)	(549,568)
Income (loss) before reorganization items, provision for income taxes	102,863	(362,164)

Reorganization items
Professional fees	(22,000)	—
Fresh start adjustments	76,217	—

Total reorganization items	54,216	—
Income (loss) before provision for income taxes	157,080	(362,164)
Provision for income taxes	40,000	43,987

Net Income/ (Loss)	$117,080	$(406,151)

Earnings (loss) per share
Basic	$0.02	$(0.09)

Diluted	$0.02	$(0.09)

Weighted average shares
Basic	5,690,875	4,500,000

Diluted	5,918,463	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-six weeks ended June 28, 2005	Twenety-six weeks ended June 29, 2004
	(Unaudited) (As Restated, See Note 1)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$117,080	$(406,151)
Depreciation and amortization	636,989	608,404
Amortization of stock options issued below fair market value to emplyees	125,621	124,617
Forgiveness of debt	(92,682)	—
Increase in operating assets	372,016	43,417
Decrease in operating liabilities	(2,088,461)	(2,382,211)

Net cash used in operating activities	(929,437)	(2,011,924)
Cash flows from investing activities
Purchases of property, plant, and equipment	(173,016)	(333,978)
Proceeds from the sale of property, plant and equipment	—	615,956

Net cash (used in) provided by investing activities	(173,016)	281,978
Cash flows from financing activities
Proceeds from stock issuance	861,987	—
Principal payments on debt and capital leases	(475,200)	(475,275)

Net cash provided by (used in) financing activities	386,787	(475,275)
Net decrease in cash and cash equivalents	(715,666)	(2,205,221)
Cash and cash equivalents, beginning of the period	715,666	2,205,221

Cash and cash equivalents, end of period	—	—

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

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of June 28, 2005 and for the thirteen and twenty-six weeks ended June 28, 2005 and the thirteen and twenty-six weeks ended June 29, 2004 have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934 and Article 10 of Regulation S-X under the Securities Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

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

In February 2002, the Company and its wholly owned subsidiary, Paragon Restaurants, Inc., filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Company’s plan of Reorganization (the “Plan”) was confirmed on December 19, 2003, and became effective on the Effective Date. For financial reporting purposes, the Company used an effective date of December 30, 2003 (the “Effective Date”). References in prior financial statements to “Predecessor Company” refer to the Company prior to and including December 30, 2003. References to “Successor Company” refer to the Company on and after December 31, 2003, after giving effect to the cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Successor Company in accordance with the Plan and implementation of ‘fresh start‘ accounting.

The events which occurred during fiscal year 2003 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the “fresh start” accounting adjustments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC.

RESTATEMENT

On September 15, 2005, we announced the restatement of our interim condensed consolidated financial statements for the thirteen weeks ended March 29, 2005 and the thirteen weeks and the twenty-six weeks ended June 28, 2005. The unaudited interim condensed consolidated financial statements included in this Form 10-Q/A for the thirteen and twenty-six weeks ended June 28, 2005 are restated to correct the following:

Adjustments Impacting Stockholders’ Equity (Deficit). Our attempted cancellation of certain stock options granted to our Board of Directors, an outside consultant and certain of our employees (the “Stock Options”) was deemed legally ineffective because (i) no consideration was given to the affected optionees for the cancellation of the Stock Options, and (ii) informed consent of the affected optionees for the cancellation was not obtained. Therefore, the Stock Options remain outstanding. As a result, deferred compensation was understated, resulting in corresponding understatements of accumulated deficit and paid-in capital.

Adjustments Impacting Income and Expenses. General and administrative expense was understated by the amount of non-cash compensation expense related to the Stock Options, resulting in an overstatement of net income by such amount.

Adjustments Impacting Cash Flows. Net income was overstated by the amount of non-cash compensation expense related to the Stock Options, and amortization relating to the Stock Options was understated.

The net effect of these adjustments is to decrease net income by $89,631 and $125,621 for the thirteen and twenty-six weeks ended June 28, 2005, respectively. The following tables set forth selected condensed consolidated balance sheet data, selected condensed consolidated statement of operations data, and selected condensed consolidated statements of cash flows data, showing previously reported amounts and restated amounts for the periods indicated:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Originally Presented (unaudited) June 28, 2005	As Restated (unaudited) June 28, 2005
Stockholders’ equity (deficit)
Additional paid-in capital	$7,201,827	$8,135,301
Deferred compensation	—	(807,853)
Accumulated deficit	(392,602)	(518,223)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Originally Presented (unaudited) Thirteen weeks ended June 28, 2005	As Restated (unaudited) Thirteen weeks ended June 28, 2005	As Originally Presented (unaudited) Twenty-six weeks ended June 28, 2005	As Restated (unaudited) Twenty-six weeks ended June 28, 2005
General and Administrative Expense (includes non cash compensation expense of $0 and $89,631 and $0 and $125,621, respectively, in the case of the restated financial statements)	$1,004,130	$1,093,761	$2,097,594	$2,223,215
Income before other income (expense)	232,558	142,927	570,957	445,336
Income (loss) before reorganization items, provision for income taxes	9,080	(80,551)	228,484	102,863
Income (loss) before provision for income taxes	74,296	(15,535)	282,701	157,080
Net income/(Loss)	53,296	(36,335)	242,701	117,080
Earnings (loss) per share
Basic	0.01	(0.01)	0.04	0.02
Diluted	0.01	(0.01)	0.04	0.02

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash flows from operating activities
Net income	$242,701	$117,080
Amortization of stock options issued below fair market value to employees	—	125,621

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

NOTE 2 — EARNINGS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Pursuant to the Private Placement Memorandum the warrants to purchase 499,958 shares of common stock are anti-dilutive and therefore excluded from the dilutive weighted average shares outstanding used in the earnings per share calculation. The Company’s common share equivalents consist of warrants and options.

NOTE 3 — CONTINGENCIES

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

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

NOTE 5 — INCOME TAXES

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

The reorganization of the Company (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC), constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Company’s future ability to use any remaining NOL’s and tax credits generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.

NOTE 6 — EQUITY TRANSACTIONS

During the twenty-six weeks ended June 28, 2005, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed a closing with respect to the sale of 173,915 shares of common stock (the “Shares”) and Common Stock purchase warrants (the “Warrants”) to purchase 86,958 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $200,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The Warrants may be redeemed at the option of the Company upon not less than 30 days notice at a redemption price of $0.01 per Warrant, provided that (i) the market price for a share of Common Stock equals or exceeds 200% of the then current Purchase Price for a period of 20 consecutive trading days, and (ii) a registration statement under the Securities Act of 1933 covering the Warrant Shares has been and is currently effective. Upon such redemption notice, the Warrant holder’s right to exercise the Warrant terminates on the business day preceding the redemption date. The anti-dilution provisions provide that the Warrant holder is entitled to receive (i) in the event holders of Common Stock receive a dividend in other or additional stock, securities, cash or property, a like dividend of such other or additional stock, securities, cash or property, (ii) in the event of a reorganization, consolidation or merger of the Company, the stock or other security or property to which the holder would have been entitled had the Warrant been exercised immediately thereto, (iii) in the event of a sale of additional shares of Common Stock below the then existing Exercise Price, a reduction in the then Exercise Price to a new Effective Price (determined by dividing the total number of additional shares issued or sold into the aggregate consideration received), and (iv) in the event of a stock dividend or stock split, a corresponding reduction in the Purchase Price and an increase in the number of shares of Common Stock for which the Warrant is exercisable. The securities were issued with restricted security legends.

During the twenty-six weeks ended June 28, 2005, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed an initial closing with respect to the sale of 700,000 shares of common stock (the “Shares”) and Common Stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The Warrants may be redeemed at the option of the Company upon not less than 30 days notice at a redemption price of $0.01 per Warrant, provided that (i) the market price for a share of Common Stock equals or exceeds 200% of the then current Purchase Price for a period of 20 consecutive trading days, and (ii) a registration statement under the Securities Act of 1933 covering the Warrant Shares has been and is currently effective. Upon such redemption notice, the Warrant holder’s right to exercise the Warrant terminates on the business day preceding the redemption date. The anti-dilution provisions provide that the Warrant holder is entitled to receive (i) in the event holders of Common Stock receive a dividend in other or additional stock, securities, cash or property, a like dividend of such other or additional stock, securities, cash or property, (ii) in the event of a reorganization, consolidation or merger of the Company, the stock or other security or property to which the holder would have been entitled had the Warrant been exercised immediately thereto, (iii) in the event of a sale of additional shares of Common Stock below the then existing Exercise Price, a reduction in the then Exercise Price to a new Effective Price (determined by dividing the total number of additional shares issued or sold into the aggregate consideration received), and (iv) in the event of a stock dividend or stock split, a corresponding reduction in the Purchase Price and an increase in the number of shares of Common Stock for which the Warrant is exercisable. The securities were issued with restricted security legends.

In connection with the Common Stock offerings described above, we paid to an advisor engaged in connection with such offerings (the “Agent”) commissions of $94,500 (nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 63,000 shares of common stock (the “Agent Warrant Shares”) at an exercise price of $2.00 per share. We also granted to the Agent certain registration rights with respect to the Agent Warrant Shares.

The company is required to disclose the pro forma effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $46,215. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 35%, risk-free interest rate 3.4%, and expected life of five years.

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

The table below represents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value:

	Thirteen Weeks ended June 28, 2005	Thirteen Weeks ended June 29, 2004
	(Unaudited) As Restated, See Note 1)	(Unaudited)
Net Income (loss)
As reported	$(36,335)	$(292,924)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$89,621	$102,000
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	(136,536)	(112,751)

PRO FORMA NET (LOSS) INCOME	$(83,250)	$(303,675)

Earnings per common share
Basic and diluted — as reported	$(0.01)	$(0.07)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$0.02	$0.02
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied	$(0.02)	$(0.02)
Proforma	$(0.01)	$(0.07)

	Twenty-six Weeks ended June 28, 2005	Twenty-six Weeks ended June 29, 2004
	(Unaudited) (As Restated, See Note 1)	(Unaudited)
Net Income (loss)
As reported	$117,080	$(406,151)
Stock based employee compensation cost, net of related tax effects, included in reported net income	$125,621	$102,000
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	(272,656)	(112,751)

PRO FORMA NET (LOSS) INCOME	$(29,955)	$(416,902)

Earnings per common share
Basic and diluted — as reported	$0.02	$(0.07)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$0.02	$0.02
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income(loss) if the fair value method had been applied	$(0.05)	$(0.02)
Proforma	$(0.01)	$(0.07)

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

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Authorized for grant	1,500,000	—	—
Outstanding at December 31, 2004	(1,330,000)	1,330,000	$1.11
Granted	(25,000)	25,000	$1.11
Exercised	—	—	—
Forfeited	275,000	(275,000)	—

Balance at June 28, 2005	420,000	1,080,000	$1.11

As June 28, 2005, there are 1,080,000 common stock options outstanding with a weighted average remaining life of 8.75 years, of which 418,000 options are exercisable at June 28, 2005.

NOTE 7 — SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q/A may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-

looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Risks and uncertainties that affect the Company include the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed herein under the heading “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management’s discussion and analysis of certain significant factors, which have affected the results of operations and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

The accompanying management’s discussion and analysis of results of operation and financial condition gives effect to the restatement of the unaudited condensed consolidated financial statements as of and for the thirteen and twenty-six weeks ended June 28, 2005, as described in Note 1 to the unaudited condensed consolidated financial statements.

OVERVIEW

BACKGROUND

The Company currently operates 25 full-service steakhouse restaurants located in eight states. The Company’s restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company’s average check is $26.27 per person (including alcoholic beverages) and it currently serves approximately 2.2 million meals annually. The Company operates principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales for the Paragon core restaurants (25 full-service steakhouse restaurants located in eight states) only, certain items in the Company’s condensed consolidated statements of operations for the indicated periods.

	Thirteen Weeks Ended June 28, 2005		Thirteen Weeks Ended June 29, 2004		Twenty-six Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 29, 2004
	(As Restated, See Note 1)				(As Restated, See Note 1)
Revenue	100.0%		100.0%		100.0%	100.0%
Discounts	3.4%		2.3%		3.5%	2.6%
Net Revenues	96.6%		97.7%		96.5%	97.4%
Cost of Sales
Food & Liquor costs	33.1%		35.0%		32.7%	34.8%
Personnel Costs	33.9%		32.6%		34.1%	33.0%
Direct Operating Cost	21.1%		21.4%		20.8%	20.3%
Depreciation	2.4%		2.1%		2.4%	2.2%
Gross Margin	9.4%		8.9%		10.0%	9.6%
General & Administrative	8.2%		8.5%		8.4%	8.0%
Interest Expense	2.2%		2.4%		2.3%	2.3%
Other	(0.7%	)	0.0%		(1.1% )	0.8%
Net Income (Loss)	(0.3%	)	(2.0%	)	0.4%	(1.5%	)

Factors that have affected the results of operations for the second quarter and first twenty-six weeks of fiscal 2005 for the Company as compared to the second period and first twenty-six weeks of fiscal 2004 for the Company are discussed below.

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

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirteen-week period ended June 28, 2005 decreased $260,225 or 8.5% from $3,064,029 for the thirteen-week period ended June 29, 2004 to $2,803,804 for the thirteen-week period in 2005. Direct operating costs, as a percentage of restaurant revenues for the core restaurants was 21.4% for the thirteen-week period ended June 29, 2004 compared to 21.1% for the same thirteen-week period in 2005. In absolute dollars, the direct operating costs for core restaurants remained relatively proportionate to the decrease in revenue as the Company benefited from lower general liability insurance (renewed May 1, 2005), as well as the efficient use of utilities, telephones and reductions in other controllable costs.

Depreciation and amortization for the thirteen-week period ended June 28, 2005 increased $14,654 or 4.8% from $306,464 for the thirteen-week period ended June 29, 2004 to $321,118 for the same period in 2005. Depreciation for the core restaurants remained relatively constant between the quarter just ended June 28, 2005 and same period 2004.

General and administrative expenses (as restated , see Note 1) for the thirteen-week period ended June 28, 2005 decreased $116,687 or 9.6% from $1,210,448 for the thirteen-week period ended June 29, 2004 to $1,093,761 for the thirteen-week period in 2005. These costs as a percentage of core restaurants net revenues were 8.5% for the thirteen-week period ended June 29, 2004 compared to 8.2% for the same period in 2005. The chief reason for the decrease in general and administrative expense is the reduction of the non-cash deferred compensation expense (stock option grant) of $ 34,986 and a reduction in headcount (a District Leader and a Corporate Accountant) partially offset by an increase in professional fees for change of outside accountants and finalizing “fresh-start” adjustments for year-end 2004.

Other income (expenses) for the thirteen-week period ended June 28, 2005 decreased $93,477 or 28.1% from ($332,941) for the thirteen-week period ended June 29, 2004 to ($239,464) for the same period in 2005. The chief reason for this decline is the reduction of interest expense as the Company pays down the Priority Tax Note.

Net loss (as restated, see Note1) for the thirteen-week period ended June 28, 2005 decreased $256,589 from a net loss of $292,924 for the thirteen-week period ended June 29, 2004 to a net loss of $ 36,335 for the thirteen-week period in 2005. The reduction in net loss for the thirteen-week period ended June 28, 2005 was chiefly the result of menu price increase, slight reduction in beef costs and non-cash deferred compensation expense, as well as equipment and insurance refunds. Partially offsetting the income was higher production labor cost as a relationship to revenue and increases in legal and audit fees.

TWENTY-SIX WEEKS ENDED JUNE 28, 2005 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 2004

Net revenues for the twenty-six week period ended June 28, 2005 decreased $1,886,122 or 6.6% from $28,477,418 for the twenty-six week period ended June 29, 2004 to $26,591,296 for the twenty-six week period in 2005. A portion of this decline or $545,343 is associated with the disposal of three non-core restaurants that were operated and sold in the first half of 2004. The balance of the decline, same-

store sales decreased 4.8% for the 25 comparable Paragon core units in 2005 versus the same twenty-six week period in 2004.

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

Payroll and payroll related costs for the twenty-six week period ended June 28, 2005 decreased $537,914 or 5.6% from $9,599,485 for the twenty-six week period ended June 29, 2004 to $9,061,571 for the twenty-six week period in 2005. A reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Payroll and payroll related costs, as a percentage of restaurant revenues for the core restaurants was 33.0% for the twenty-six week period ended June 29, 2004 compared to 34.1% for the same twenty-six week period in 2005. The chief reason for this increase as a percentage relationship to revenue is that the decrease in the restaurants’ net revenue was slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. Partially offsetting this increase, in six units they have reduced their total management team required as the existing team has become more efficient.

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

Depreciation and amortization for the twenty-six week period ended June 28, 2005 increased $4,931 or 0.8% from $632,059 for the twenty-six week period ended June 29, 2004 to $636,990 for the same period in 2005. Depreciation for the core restaurants remained relatively constant between the twenty-six weeks ended June 28, 2005 and the same period 2004.

General and administrative expenses (as restated, see Note 1) for the twenty-six week period ended June 28, 2005 decreased $2,662 from $2,225,877 for the twenty-six week period ended June 29, 2004 to $2,223,215 for the twenty-six week period in 2005. These costs as a percentage of core restaurants net revenues were 8.0% for the twenty-six week period ended June 29, 2004 compared to 8.4% for the same period in 2005. In absolute dollars general and administrative expense were constant as a reduction in headcount (a District Leader and a Corporate Accountant) was partially offset by an increase in professional fees for change of outside accountants and finalizing “fresh-start”adjustments for year-end 2004.

Other income (expenses) for the twenty-six week period ended June 28, 2005 decreased $207,095 or 37.7% from ($549,568) for the twenty-six week period ended June 29, 2004 to ($342,473) for the same period in 2005. The chief reason for this decrease was the California Workmen Compensation refund for approximately $220,000 for the policy year-end May 1, 2004 was much greater than the refund received for the previous policy year. Also for the twenty-six week period ended June 28, 2005, the Company received an equipment refund of $36,000 and an insurance refund of $55,000 that it did not receive in the same period 2004.

Net income (as restated, see Note 1) for the twenty-six week period ended June 28, 2005 increased $523,231 from a net loss of $406,151 for the twenty-six week period ended June 29, 2004 to a net income of $117,080 for the twenty-six week period in 2005. The net income for the twenty-six week period ended June 28, 2005 was chiefly the result of disposing of the three under performing restaurants in the first quarter of 2004. Those restaurants contributed a combined loss of $281,759 to the net loss line for the twenty-six week period ended June 29, 2004. Also contributing to the gain was the menu price increase, lower beef prices and state workmen compensation refund. Partially offsetting the income was higher production labor cost as a relationship to revenue and increases in legal and audit fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $0 at June 28, 2005. Our operating activities for the twenty-six week period ended June 28, 2005 used almost $0.9 million. Through April 7, 2005, we completed the sale, pursuant to the Private Placement Memorandum, of 873,915 shares of Common Stock and Warrants to purchase 436,958 shares of common stock, at an initial exercise price of $2.00 per share, for an aggregate of $1,250,000 of gross proceeds. The Company believes that the cash flow from operations plus the proceeds from the remainder of the private placement should be more than sufficient to fund its operations at current levels and fund its repayment obligations pursuant to the Plan during the remainder of fiscal 2005. However, the Company cannot provide assurance they will actually receive any additional proceeds from the memorandum. The Company’s highest cash generation quarters from operations are the second and fourth quarters.

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

Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter, Hunter Steakhouse, Mountain Jack’s, Carvers restaurants’menus, or by specific events such as the recently confirmed cases of “mad cow disease” by the Canadian government or “foot/mouth disease” which occurred in the United Kingdom. In addition, these events could reduce the available supply of beef or significantly raise the price of beef. If we were to modify the emphasis on beef in our restaurant’s menus, we may lose additional customers who do not prefer the new concept and menu, and we may not be able to attract a sufficient new customer base to generate the necessary revenues needed to make the restaurant profitable. In addition, we may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

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

The names “Hungry Hunter,” “Mountain Jack’s”and “Carvers” represent our core concept. The termination of our right to use this name or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

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

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”), as of the end of the period covered by this periodic report on Form 10-Q/A. Evaluation of our disclosure controls and procedures includes an evaluation of whether we have established and maintained adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Act. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the company’s receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the company’s financial statements.

Because of inherent limitations, disclosure controls and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that, as of June 28, 2005, the Company had a material weakness in its internal control over financial reporting as a result of the Company’s failure to maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company failed to realize that certain stock options issued to certain employees, a consultant and directors of the Company were not legally cancelled and did not recognize the continuing expense as required by generally accepted accounting principles. Because of this material weakness, our chief executive officer and chief financial officer have concluded that as of June 28, 2005, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

There have been no changes in our internal control over financial reporting identified in connection with the above-described evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2005, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated there under, Steakhouse Partners, Inc. completed a closing with respect to the sale of 173,915 shares of common stock (the “Shares”) and Common Stock purchase warrants (the “Warrants”) to purchase 86,958 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $200,000 of gross proceeds. Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The Warrants may be redeemed at the option of the Company upon not less than 30 days notice at a redemption price of $0.01 per

Warrant, provided that (i) the market price for a share of Common Stock equals or exceeds 200% of the then current Purchase Price for a period of 20 consecutive trading days, and (ii) a registration statement under the Securities Act of 1933 covering the Warrant Shares has been and is currently effective. Upon such redemption notice, the Warrant holder’s right to exercise the Warrant terminates on the business day preceding the redemption date. The anti-dilution provisions provide that the Warrant holder is entitled to receive (i) in the event holders of Common Stock receive a dividend in other or additional stock, securities, cash or property, a like dividend of such other or additional stock, securities, cash or property, (ii) in the event of a reorganization, consolidation or merger of the Company, the stock or other security or property to which the holder would have been entitled had the Warrant been exercised immediately thereto, (iii) in the event of a sale of additional shares of Common Stock below the then existing Exercise Price, a reduction in the then Exercise Price to a new Effective Price (determined by dividing the total number of additional shares issued or sold into the aggregate consideration received), and (iv) in the event of a stock dividend or stock split, a corresponding reduction in the Purchase Price and an increase in the number of shares of Common Stock for which the Warrant is exercisable. The securities were issued with restricted security legends.

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, we completed an initial closing with respect to the sale, pursuant to the Memorandum, of 700,000 shares of Common Stock and Common Stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds (the “Private Placement”). Following the delivery of our audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on our earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The securities were issued with restricted security legends.

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