Form 10-Q
period 2005-09-27
STEAKHOUSE PARTNERS INC
filed 2005-11-14
CIK 1017156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the thirteen and thirty-nine week period ended September 27, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐      No ☒

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2005: 6,635,680 shares of common stock

FORM 10-Q
STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 27, 2005

	September 27, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$251,753	$715,666
Accounts receivable, net of allowance for doubtful accounts of $0 and $14,063	281,618	268,244
Inventories	786,812	906,577
Prepaid expenses and other current assets	670,876	707,748

Total current assets	1,990,429	2,598,235
Property, plant, and equipment, net	10,524,293	11,187,910
Liquor licenses	688,000	688,000
Deposits and other assets	199,632	199,609
Tradename	13,921,000	13,921,000
Goodwill	2,879,316	2,879,316

Total assets	$30,202,670	$31,474,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Current portion of long term debt	$4,967,609	$3,724,590
Current portion of capital lease	295,542	257,907
Accounts payable	2,465,907	3,204,501
Accrued expenses	1,161,246	1,384,141
Unearned revenue	1,110,198	1,646,023
Reserve for self insurance claims	65,899	123,687
Sales and property taxes payable	111,745	47,729
Accrued payroll costs	1,077,610	1,045,275

Total current liabilities	11,255,756	11,433,853
Long term debt, net of current portion	3,929,367	5,660,195
Long term capital lease	8,509,875	8,738,196
Deferred rent	213,939	131,416

Total liabilities	23,908,937	25,963,660

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized and 5,873,915 shares and 5,000,000 shares issued and outstanding, respectively	5,874	5,000
Additional paid-in capital	8,174,917	7,595,664
Deferred compensation	(696,008)	(1,454,952)
Accumulated deficit	(1,191,050)	(635,302)

Total stockholders’ equity	6,293,733	5,510,410

Total liabilities and stockholders’ equity	$30,202,670	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen weeks ended September 27, 2005	Thirteen weeks ended September 28, 2004
	(Unaudited)	(Unaudited)
Revenues, net	$12,063,262	$12,766,964

Cost of sales
Food and beverage	3,970,433	4,345,883
Payroll and payroll related costs	4,250,821	4,383,402
Direct operating costs	2,745,030	2,733,820
Depreciation and amortization	322,393	311,719

Total cost of sales	11,288,677	11,774,824

Gross profit	774,585	992,140
General and administrative (includes non cash compensation of $151,461 and $186,927 respectively)	1,103,245	1,127,617
Legal settlement	—	35,000

Income (loss) before other income (expense)	(328,660)	(170,477)
Other income (expense)
Miscellaneous income (expense)	(22,244)	3,618
Interest expense	(323,190)	(330,958)

Total other income	(345,434)	(327,340)
Loss before reorganization items, provision for income taxes	(674,094)	(497,817)

Reorganization items
Professional fees	(10,500)	—
Fresh start adjustments	18,767	—

Total reorganization items	8,267	—
Loss before provision for income taxes	(665,827)	(497,817)
Provision for income taxes	7,000	18,000

Net Loss	$(672,827)	$(515,817)

Loss per share
Basic	$(0.11)	$(0.12)

Diluted	$(0.11)	$(0.12)

Weighted average shares
Basic	5,873,915	4,500,000

Diluted	5,873,915	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirty nine weeks ended September 27, 2005	Thirty nine weeks ended September 28, 2004
	(Unaudited)	(Unaudited)
Revenues, net (before disposed restaurants	$38,654,559	$40,678,927
Disposed restaurants	—	565,455

Revenues, net	38,654,559	41,244,382
Cost of sales
Food and beverage	12,661,020	14,072,395
Disposed restaurants	—	260,197
Payroll and payroll related costs	13,312,391	13,608,856
Disposed restaurants	—	374,031
Direct operating costs	8,278,628	8,396,924
Disposed restaurants	—	182,780
Depreciation and amortization	959,383	933,683
Disposed restaurants	—	10,094

Total cost of sales	35,211,422	37,838,960
Gross profit	3,443,137	3,405,422
General and administrative (includes non cash compensation of $277,082 and $311,544 respectively)	3,326,460	3,353,494
Legal Settlement	—	35,000

Income before other income (expense)	116,677	16,928
Other income (expense)
Miscellaneous income	254,195	109,258
Interest expense	(942,102)	(986,167)

Total other expense	(687,907)	(876,909)
Loss before reorganization items, provision for income taxes	(571,230)	(859,981)

Reorganization items
Professional fees	(32,500)	—
Fresh start adjustment	94,983	—

Total reorganization items	62,483	—
Loss before provision for income taxes	(508,747)	(859,981)
Provision for income taxes	47,000	61,987

Net Loss	$(555,747)	$(921,968)

Loss per share
Basic	$(0.10)	$(0.21)

Diluted	$(0.10)	$(0.21)

Weighted average shares
Basic	5,751,251	4,500,000

Diluted	5,751,251	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty nine weeks ended September 27, 2005	Thirty nine weeks ended September 28, 2004
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from operations	$(555,747)	$(921,968)
Depreciation and amortization	959,382	943,778
Forgiveness of debt	(92,682)	—
Amortization of stock options issued below FMV	277,082	311,544
Decrease in operating assets	535,112	182,789
Decrease in operating liabilities	(1,870,151)	(2,066,117)

Net cash used in operating activities	(747,004)	(1,549,974)
Cash flows from investing activities
Purchases of property, plant, and equipment	(278,239)	(374,379)
Proceeds from the sale of property, plant and equipment	—	615,956

Net cash (used in) provided by investing activities	(278,239)	241,577
Cash flows from financing activities
Proceeds from issuance of stock subscriptions	646,864	—
Proceeds from issuance of stock	861,987	—
Principal payments on debt and capital leases	(947,521)	(896,824)

Net cash provided by (used in) financing activities	561,330	(896,824)
Net decrease in cash and cash equivalents	(463,913)	(2,205,2210)
Cash and cash equivalents, beginning of the period	715,666	2,205,221

Cash and cash equivalents, end of period	251,753	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1. In the thirty-nine weeks ended September 27, 2005 the Company financed $391,242 of insurance premiums.

2. In the thirty-nine weeks ended September 27, 2005, the Company converted debt of $200,002 into 173,915 shares of common stock.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries (the “Company”) as of September 27, 2005 and for the thirteen and thirty-nine weeks ended September 27, 2005 and the thirteen and thirty-nine weeks ended September 28, 2004, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 27, 2005, and the results of its operations for the thirteen and thirty-nine weeks ended September 27, 2005 and the thirteen and thirty-nine weeks ended September 28, 2004, and its cash flows for the thirty-nine weeks ended of September 27, 2005 and the thirty-nine weeks ended of September 28, 2004. The results for the thirteen and thirty-nine weeks ended of September 27, 2005 are not necessarily indicative of the expected results for the full 2005 fiscal year or any future period.

The Company reports results quarterly, with four quarters having thirteen weeks. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

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

In February 2002, the Company and its wholly owned subsidiary, Paragon Restaurants, Inc., filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In July 2003, the Bankruptcy Court approved a DIP loan provided by the members of Steakhouse Investors and the general terms pursuant to which a plan of reorganization would be approved. The Company’s plan of Reorganization (the “Plan”) was confirmed on December 19, 2003, and became effective on the Effective Date (defined below). For financial reporting purposes, the Company used an “Effective Date” of December 30, 2003. References in prior financial statements to “Predecessor Company” refer to the Company prior to and including December 30, 2003. References to “Successor Company” refer to the Company on and after December 31, 2003, after giving effect to the cancellation of all outstanding securities of the Predecessor Company and the issuance of new securities of the Successor Company in accordance with the Plan and implementation of “fresh start” accounting. Upon confirmation of the Plan of Reorganization on the Effective Date, the entire balance of the DIP facility, including accrued interest, became due and payable to the members of Steakhouse Investors. Accordingly, the members of Steakhouse Investors received in the aggregate, 4.5 million shares, or 90% of the new common stock, of the Reorganized Company in exchange for a full and complete release of the Predecessor Company’s obligations under the DIP Credit Facility agreement, other than accrued interest. The members of Steakhouse Investors represent 100% new ownership of the Reorganized Company, as none of these investors were holders of record of the

Predecessor Company. The outstanding preferred stock, common stock, stock options, and warrants of the Predecessor Company existing prior to the Effective Date were all canceled.

The events which occurred during fiscal year 2003 relating to the Chapter 11 proceedings, the securities issued in accordance with the Plan, and the “fresh start” accounting adjustments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.23-to-1, 0.31-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2004 and December 31, 2003 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $8,800,000, $9,000,000 and $12,400,000, respectively. Through April 7, 2005, the Company successfully completed the first phase of a private placement of the Company’s common stock for aggregate proceeds of $1,250,000. Pursuant to the terms of the offering, the maximum amount of shares that can be sold under the private placement is $3,000,000 in aggregate purchase price. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Management’s plans include the following:

1. Restructuring its long-term debt position;

2. Improving the Company’s financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead; and

3. Raising money through equity financings.

Currently, the Company is negotiating with the trustee for the unsecured creditors to extend the terms of the short-term debt, per the Plan of Reorganization, to more closely match the cash generated from operations.

NOTE 1 — EARNINGS PER SHARE

The Company utilizes Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of warrants and options. As the Company incurred a loss during the thirteen and thirty-nine week period ended September 27, 2005, basic and diluted loss per share are the same.

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

      Buildings — 20 years
      Furniture, fixtures, and equipment — 5 years

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

NOTE 4 — INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are established for the temporary difference between financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the Company will be able to realize any portion of the deferred tax assets.

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

NOTE 5 — EQUITY TRANSACTIONS

During the thirty-nine weeks ended September 27, 2005, in transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, the Company completed closings with respect to the sale of an aggregate of 873,915 shares of common stock (the “Shares”) and common stock purchase warrants (the “Warrants”) to purchase an aggregate of 436,958 shares of common stock (the “Warrant Shares”), at an initial exercise price of $2.00 per share (the “Exercise Price”), for aggregate proceeds of $1,250,000. Following the delivery of the Company’s audited financial statements for the year ended December 27, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on the Company’s earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold. The Warrants also contain certain redemption and anti-dilution provisions. The Warrants may be redeemed at the option of the Company upon not less than 30 days’ notice at a redemption price of $0.01 per Warrant Share, provided that (i) the market price for a share of common stock equals or exceeds 200% of the then current Purchase Price for a period of 20 consecutive trading days, and (ii) a registration statement under the Securities Act of 1933 covering the Warrant Shares has been and is currently effective. Upon such redemption notice, the Warrant holder’s right to exercise the Warrant terminates on the business day preceding the redemption date. The anti-dilution provisions provide that the Warrant holder is entitled to receive (i) in the event holders of common stock receive a dividend in other or additional stock, securities, cash or property, a like dividend of such other or additional stock, securities, cash or property, (ii) in the event of a reorganization, consolidation or merger of the Company, the stock or other security or property to which the holder would have been entitled had the Warrant been exercised immediately thereto, (iii) in the event of a sale of additional shares of common stock below the then existing Exercise Price, a reduction in the then Exercise Price to a new Effective Price (determined by dividing the total number of additional shares issued or sold into the aggregate consideration received), and (iv) in the event of a stock dividend or stock split, a corresponding reduction in the Purchase Price and an increase in the number of shares of common stock for which the Warrant is exercisable.

In connection with the Common Stock offering described above, we paid to an advisor engaged in connection with such offerings (the “Agent”) commissions of $94,500 and issued to the Agent five (5) year warrants to purchase 63,000 shares of common stock (the “Agent Warrant Shares”) at an exercise price of $2.00 per share. We also granted to the Agent certain registration rights with respect to the Agent Warrant Shares.

The company is required to disclose the pro forma effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $46,215. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 35%, risk-free interest rate 3.4%, and expected life of five years.

During the thirty-nine weeks ended September 27, 2005, the Company granted options to purchase in the aggregate 25,000 shares of common stock to an employee with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting February 23, 2006. The Company did not record a deferred compensation charge in connection with the issuance as the exercise price of the stock options was equal to or greater than the fair market value of the Company’s stock price as of the date of grant.

The table below represents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value:

	Thirteen Weeks ended September 27, 2005	Thirteen Weeks ended September 28, 2004
	(Unaudited)	(Unaudited)
Net loss
As reported	$(672,827)	$(515,817)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$151,461	$153,000
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	(144,008)	(169,126)
PRO FORMA NET LOSS	$(665,374)	$(531,943)
Loss per common share
Basic and diluted — as reported	$(0.11)	$(0.12)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$0.03	$0.04
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	$(0.03)	$(0.04)
Proforma	$(0.11)	$(0.12)
	Thirty-nine Weeks ended September 27, 2005	Thirty-nine Weeks ended September 28, 2004
	(Unaudited)	(Unaudited)
Net loss
As reported	$(555,747)	$(921,968)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$277,082	$255,000
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	(432,024)	(281,877)
PRO FORMA NET LOSS	$(710,689)	$(948,845)
Earnings per common share
Basic and diluted — as reported	$(0.10)	$(0.21)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$0.05	$0.06
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss if the fair value method had been applied	$(0.08)	$(0.06)
Proforma	$(0.13)	$(0.21)

The 2004 Stock Option Incentive Plan was approved by the Board of Directors in April 2004, and by the shareholders of the Company in January 2005 and was intended to provide incentive to key employees, officers, directors and consultants of the Company who provide significant services to the Company. There are 1.5 million shares available for grant under the Stock Option Incentive Plan. Options will vest over a three-year period and the Board of Directors will determine the exercise price of the options granted.

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Authorized for grant	1,500,000	—	—
Outstanding at December 31, 2004	(1,330,000)	1,330,000	$1.11
Granted	(25,000)	25,000	$1.11
Exercised	—	—	—
Forfeited	305,000	(305,000)	—

Balance at September 27, 2005	450,000	1,050,000	$1.11

As of September 27, 2005, there were options outstanding with respect to 1,050,000 shares of common stock with a weighted average remaining life of 8.5 years, of which options with respect to 408,000 shares are exercisable at September 27, 2005.

NOTE 6 — SUBSEQUENT EVENTS

On September 30, 2005, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, the Company completed an initial closing with respect to the sale of 761,765 shares of common stock for an aggregate of $647,500 of gross proceeds (the “Offering”). The Shares contain certain price protection provisions. The Shares were issued with restricted security legends. (Note: As the cash was received prior to September 27, 2005, it is included with Accrued Expenses in the Condensed Consolidated Balance Sheet.)

In connection with the Common Stock offering described above, we paid to an advisor engaged in connection with such offerings (the “Agent”) commissions of $58,275 (nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 68,559 shares of common stock (the “Agent Warrant Shares”) at an exercise price of $1.0625 per share. We also granted to the Agent certain registration rights with respect to the Agent Warrant Shares.

The company is required to disclose the pro forma effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $13,239. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 50%, risk-free interest rate 4.2%, and expected life of five years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Risks and uncertainties that affect us include the strength of the recovery of the U.S. economy, trends affecting our financial condition or results of operations, our operating strategy and growth strategy, potential acquisitions or joint ventures by us, litigation affecting us, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed herein under the heading “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above and those differences may be material.

OVERVIEW

BACKGROUND

We currently operate 25 full-service steakhouse restaurants located in eight states. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.26 per person (including alcoholic beverages) and we currently serve approximately 2.2 million meals annually. We operate principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF REVENUES, NET

The following table sets forth, as a percentage of revenues, net, for the 25 comparable Paragon restaurants only, certain items in our condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended September 27, 2005		Thirteen Weeks Ended September 28, 2004		Twenty-six Weeks Ended September 27, 2005		Twenty-six Weeks Ended September 28, 2004
Revenues, net	100.0%		100.0%		100.0%		100.0%
Cost of Sales
Food & Beverage costs	32.9%		34.0%		32.8%		34.6%
Payroll and Related Costs	35.2%		34.3%		34.4%		33.5%
Direct Operating Costs	22.8%		21.4%		21.4%		20.6%
Depreciation and Amortization	2.7%		2.4%		2.5%		2.3%
Gross Profit	6.4%		7.8%		8.9%		9.0%
General & Administrative	9.1%		8.8%		8.6%		8.2%
Interest Expense	2.7%		2.6%		2.4%		2.4%
Other	0.2%		0.4%		(0.7%	)	0.6%
Net Loss	(5.6%	)	(4.0%	)	(1.4%	)	(2.3%	)

Factors that have affected our results of operations for the thirteen and thirty-nine weeks ended September 27, 2005 as compared to the thirteen and thirty-nine weeks ended September 28, 2004 are discussed below. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2005 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2004

Revenues, net, for the thirteen-week period ended September 27, 2005 decreased $703,702 or 5.5% from $12,766,964 for the thirteen-week period ended September 28, 2004 to $12,063,262 for the thirteen-week period in 2005. This decline was the result of a decrease in same-store sales of 5.5% for the 25 comparable Paragon units in 2005 versus the same thirteen-week period in 2004. The decrease in same store sales is attributable principally to an approximate 8.0% decrease in entr ée counts partially offset by a 2.8% increase in average ticket price versus the same thirteen-week period in 2004. Discounts for the thirteen-week period ended September 27, 2005 were 3.6%, which is consistent with the same thirteen-week period in 2004.

Food and beverage costs for the thirteen-week period ended September 27, 2005 decreased $375,450 or 8.6% from $4,345,883 for the thirteen-week period ended September 28, 2004 to $3,970,433 for the thirteen-week period in 2005. Food and beverage costs as a percentage of revenues, net was 34.0% for the thirteen-week period ended September 28, 2004 compared to 32.9% for the same thirteen-week period in 2005. The principal reason for this improvement is that commencing at the end of the second quarter of 2004, we reengineered our menu to provide increase perceived guest value while reducing costs and raising menu prices, while overall beef prices were slightly lower in 2005 versus the same thirteen-week period in 2004.

Payroll and related costs for the thirteen-week period ended September 27, 2005 decreased $132,581 or 3.0% from $4,383,402 for the thirteen-week period ended September 28, 2004 to $4,250,821 for the thirteen-week period in 2005. Payroll and related costs as a percentage of revenues, net was 34.3% for the thirteen-week period ended September 28, 2004 compared to 35.2% for the same thirteen-week period in 2005. The principal reason for this increase is that the decrease in revenues, net, was slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. Partially offsetting this increase, six units reduced the size of their total management team as the existing team became more efficient.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirteen-week period ended September 27, 2005 increased $11,210 or 0.4% from $2,733,820 for the thirteen-week period ended September 28, 2004 to $2,745,030 for the thirteen-week period in 2005. Direct operating costs, as a percentage of revenues, net was 21.4% for the thirteen-week period ended September 28, 2004 compared to 22.8% for the same thirteen-week period in 2005. In absolute dollars, the direct operating costs remained relatively consistent versus the same thirteen-week period in 2004. Further reductions in direct operating costs are difficult due to the fixed nature of these expenses.

Depreciation and amortization for the thirteen-week period ended September 27, 2005 increased $10,674 or 3.4% from $311,719 for the thirteen-week period ended September 28, 2004 to $322,393 for the same period in 2005. Depreciation remained relatively constant between the thirteen-week period ended September 27, 2005 and same period 2004.

General and administrative expenses for the thirteen-week period ended September 27, 2005 decreased $24,372 or 2.2% from $1,127,617 for the thirteen-week period ended September 28, 2004 to $1,103,245 for the thirteen-week period in 2005. These costs as a percentage of the revenues, net were 8.8% for the thirteen-week period ended September 28, 2004 compared to 9.1% for the same period in 2005. In absolute dollars the principal reason for the decrease in general and administrative expense is the reduction of the non-cash deferred compensation expense (stock option grant cancelled due to employee termination) of $35,466, partially offset by an increase in professional fees for legal and outside accountants relating to the restatement of our interim condensed consolidated financial statements for the thirteen weeks ended March 29, 2005 and the thirteen weeks and twenty-six weeks ended June 28, 2005.

Other expenses for the thirteen-week period ended September 27, 2005 increased $18,094 or 5.5% from $327,340 for the thirteen-week period ended September 28, 2004 to $345,434 for the same period in 2005. The principal reason for this increase was the legal settlement of several old claims partially offset by a reduction of interest expense as we pay down the Priority Tax Note.

Net loss for the thirteen-week period ended September 27, 2005 increased $157,010 from a net loss of $515,817 for the thirteen-week period ended September 28, 2004 to a net loss of $672,827 for the thirteen-week period in 2005. The net loss for the thirteen-week period ended September 27, 2005 was principally the result of weak revenue for the period, which reduced gross profits. Partially offsetting the weak revenue was higher menu prices and continued lower beef costs.

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2005 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2004

Revenues, net, for the thirty-nine week period ended September 27, 2005 decreased $2,589,823 or 6.3% from $41,244,382 for the thirty-nine week period ended September 28, 2004 to $38,654,559 for the thirty-nine week period in 2005. A portion of this decline or $565,455 is associated with the disposal of three non-core restaurants that were operated and sold in the first half of 2004. The balance of the decline is attributable to the decrease in same-store sales of 4.9% for the 25 comparable Paragon units in 2005 versus the same thirty-nine week period in 2004. Discounts for the thirty-nine period ended September 27, 2005 were 3.5%, which is consistent with the same thirty-nine -week period in 2004.

Food and beverage costs for the thirty-nine week period ended September 27, 2005 decreased $1,671,572 or 11.7% from $14,332,592 for the thirty-nine week period ended September 28, 2004 to $12,661,020 for the thirty-nine week period in 2005. A reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Food and beverage costs as a percentage of revenues, net was 34.6% for the thirty-nine week period ended September 28, 2004 compared to 32.8% for the same thirty-nine week period in 2005. The principal reason for this improvement is that we reengineered our menu to provide increase perceived guest value while reducing costs and raising menu prices, while overall beef prices were slightly lower in the same thirty-nine week period in 2004.

Payroll and related costs for the thirty-nine week period ended September 27, 2005 decreased $670,496 or 4.8% from $13,982,887 for the thirty-nine week period ended September 28, 2004 to $13,312,391 for the thirty-nine week period in 2005. A reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Payroll and related costs, as a percentage of revenues, net for the restaurants was 33.5% for the thirty-nine week period ended September 28, 2004 compared to 34.4% for the same thirty-nine week period in 2005. The principal reason for this increase is that the decrease in revenues, net, was slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. Partially offsetting this increase, six units reduced the size of their total management team as the existing team became more efficient.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the thirty-nine week period ended September 27, 2005 decreased $301,076 or 3.5% from $8,579,704 for the thirty-nine week period ended September 28, 2004 to $8,278,628 for the thirty-nine week period in

2005. The principal reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first half of 2004. Direct operating costs, as a percentage of revenues, net was 20.6% for the thirty-nine week period ended September 28, 2004 compared to 21.4% for the same thirty-nine week period in 2005. In absolute dollars, the direct operating costs for the 25 restaurants remained relatively constant, however, an increase in the percentage relationship to revenue was the direct result of the decrease in revenue between the thirty-nine week period ended September 27, 2005 and the same thirty-nine weeks in 2004.

Depreciation and amortization for the thirty-nine week period ended September 27, 2005 increased $25,700 or 2.8% from $933,683 for the thirty-nine week period ended September 28, 2004 to $959,383 for the same period in 2005. Depreciation for the 25 restaurants remained relatively constant between the thirty-nine weeks ended September 27, 2005 and the same period 2004.

General and administrative expenses for the thirty-nine weeks ended September 27, 2005 decreased $27,034 or 0.8% from $3,353,494 for the thirty-nine week period ended September 28, 2004 to $3,326,460 for the thirty-nine week period in 2005. These costs as a percentage of revenues, net were 8.2% for the thirty-nine week period ended September 28, 2004 compared to 8.6% for the same period in 2005. In absolute dollars the principal reason for the decrease in general and administrative expense is the reduction of the non-cash deferred compensation expense (stock option grant cancelled due to employee termination) of $34,462, partially offset by an increase in professional fees for legal and outside accountants relating to the restatement of our interim condensed consolidated financial statements for the thirteen weeks ended March 29, 2005 and the thirteen weeks and twenty-six weeks ended June 28, 2005, the change of outside accountants and finalizing “fresh-start” adjustments for year-end 2004.

Other expenses for the thirty-nine weeks ended September 27, 2005 decreased $189,002 or 21.6% from $876,909 for the thirty-nine week period ended September 28, 2004 to $687,907 for the same period in 2005. The principal reason for this decrease was that the California workers’ compensation refund of approximately $220,000 for the policy year-end May 1, 2004 was much greater than the refund received for the previous policy year. Also for the thirty-nine week period ended September 27, 2005, we received an equipment refund of $36,000 and an insurance refund of $55,000 that we did not receive in the same period 2004.

Net loss for the thirty-nine weeks ended September 27, 2005 decreased $366,221 from a net loss of $921,968 for the thirty-nine week period ended September 28, 2004 to a net loss of $555,747 for the thirty-nine week period in 2005. The reduction of the net loss for the thirty-nine weeks ended September 27, 2005 was principally the result of disposing of the three under-performing restaurants in the first quarter of 2004. Those restaurants contributed a combined loss of $261,647 to the net loss for the thirty-nine week period ended September 28, 2004. Also contributing to the gain was the menu price increase, lower beef prices and state workers’ compensation refund. Partially offsetting the income was higher production labor cost as a relationship to revenue and increases in legal and audit fees.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $251,753 at September 27, 2005. Our operating activities for the thirty-nine weeks ended September 27, 2005 used almost $0.8 million, while our capital expense for the same period was approximately $0.3 million. Through April 7, 2005, we completed the sale, in a series of private transactions exempt from registration under the Securities Act of 1933 pursuant to Section 4(a) of such Act and Regulation D promulgated thereunder, of 873,915 shares of common stock and warrants to purchase 436,958 shares of common stock, at an initial exercise price of $2.00 per share, for an aggregate of $1,250,000 of gross proceeds. On September 30, 2005, in a private transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, we completed a closing with respect to the sale of 761,765 shares of common stock for an aggregate of $647,500 of gross proceeds.

We believe that the cash flow from operations plus the proceeds from these private placements should be sufficient to fund our operations at current levels and fund our repayment obligations pursuant to the Plan during the remainder of fiscal 2005. Our highest cash generation quarters from operations are the second and fourth quarters.

However, to the extent our estimates and assumptions are inaccurate, we may not have sufficient cash reserves to maintain our operations and fund our obligations. In such event, we would need to seek additional financing. Any required additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available on acceptable terms, or at all, we may be unable to fund our reorganization plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

We had a cash and cash equivalents balance of $715,666 at December 31, 2004. During Fiscal 2004 we maintained a current ratio of 0.23-to-1, which arose from a working capital deficit of $8,835,618, which included short-term debt resulting from the Plan.

IMPACT OF INFLATION

The primary inflationary factors affecting our operations include food and labor costs. Our restaurant personnel are paid at or above the federal and state established minimum wage levels and accordingly, changes in such wage level affect our labor costs. As costs of food and labor increase, we will seek to offset those increases through economies of scale and/or increases in menu prices, although there is no assurance that such offsets will continue. To date, inflation has not had a material impact on loss from operations.

CRITICAL ACCOUNTING POLICIES

The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123-R, “Share-Based Payment,” an amendment of SFAS Nos. 123 and 95. SFAS No. 123-R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in the statement of operations. SFAS No. 123-R allows for the use of a modified version of prospective application, which requires that the fair value of new awards granted after the effective date of SFAS No. 123-R, plus unvested awards at the date of adoption, be expensed over the applicable vesting period. The provisions of SFAS No. 123-R will be effective for interim and annual reporting periods beginning after December 15, 2005. We are currently evaluating the impact the implementation guidance and revisions included in SFAS No. 123-R will have on our consolidated financial statements.

SELF-INSURANCE

We maintain general liability and related insurance policies with standard deductibles, thereby “self-insuring” the initial portion of the claim. We maintain stop-loss coverage with third party insurers to limit its total exposure. The self-insurance liability represents an estimate of the ultimate cost of old general liability claims incurred as of the balance sheet date. The estimated liability is based upon analysis of historical data and actuarial estimates, and is reviewed by us on a quarterly basis to ensure that the liability is appropriate. If for any reason in the final settlement of these old claims the results differ from our estimates, our financial results could be impacted up to the deductible under these insurance policies.

UNEARNED REVENUE

We sell gift cards and recognize a liability, which is included in unearned revenue, for gift cards/certificates outstanding until the gift card/certificate is redeemed or considered to be unredeemable. The gift cards/certificates do not carry an expiration date. Consequently, if all outstanding gift cards/certificates are redeemed at once, our financial results (cash) would be impacted.

PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment are recorded at cost. We expense repair and maintenance costs incurred to maintain the appearance and functionality of the restaurant that do not extend the useful life of any restaurant asset or are less than $1,000. Depreciation is computed on the straight-line basis over the following estimated useful lives:

Buildings and building improvements — 20 years (or the maximum number of year remaining on the base term of the respective lease)

Furniture, fixtures and equipment — 5 years

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

OUR PRIOR BANKRUPTCY COULD HINDER OUR ABILITY TO NEGOTIATE EFFECTIVELY WITH THIRD PARTIES AND COULD ADVERSELY AFFECT OUR OPERATIONS GOING FORWARD.

In February 2002, we and our wholly owned subsidiary, Paragon, filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filings had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS OR THE PLAN OF REORGANIZATION IS UNSUCCESSFUL, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OR ALL OF OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

Since emerging from bankruptcy and through September 30, 2005, we successfully raised an aggregate of $1,897,000 in private placements of securities. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will seriously affect our ability to meet our Plan of Reorganization objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower sales and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE PROFITS.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate annual profits. We incurred net losses of approximately $635,302 for the fiscal year ended December 31, 2004, $4,851,281 for the fiscal year ended December 30, 2003, and $6,582,559 for the fiscal year ended December 24, 2002. For the thirty-nine weeks ended September 27, 2005, we incurred a net loss of $500,286. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

CHANGING CONSUMER PREFERENCES AND DISCRETIONARY SPENDING PATTERNS, POTENTIAL OUTBREAKS OF “MAD COW DISEASE” OR “FOOT/MOUTH DISEASE” AND OTHER FACTORS AFFECTING THE AVAILABILITY OF BEEF COULD FORCE US TO MODIFY OUR RESTAURANTS’ CONCEPT AND MENUS AND COULD RESULT IN A REDUCTION IN OUR REVENUES.

Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our menus, or by specific events such as the recently confirmed cases of “mad cow disease” by the Canadian government or “foot/mouth disease” which occurred in the United Kingdom. In addition, these events could reduce the available supply of beef or significantly raise the price of beef. If we were to modify the emphasis on beef in our restaurants’ menus, we may lose additional customers who do not prefer the new concept and menu, and we may not be able to attract a sufficient new customer base to generate the necessary revenues needed to make the restaurant profitable. In addition, we may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

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

SUCCESSFUL MERGERS, ACQUISITIONS, DIVESTITURES AND OTHER STRATEGIC TRANSACTIONS ARE IMPORTANT TO OUR FUTURE GROWTH AND PROFITABILITY.

We intend to evaluate potential mergers, acquisitions, joint venture investments, and divestitures as part of our strategic planning initiative. These transactions involve various inherent risks, including, among other things,

      • our ability to identify suitable acquisition targets, including assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of any acquisition candidate;

      • our ability to negotiate favorable acquisition terms for such targets;

      • our ability to prevail over competing bidders for any acquisition candidate;

      • our ability to secure financing necessary to complete such acquisitions in a timely manner and on acceptable terms;

      • Our ability to achieve projected economic and operating synergies from any acquired business;

      • unanticipated changes in business and economic conditions affecting any acquired business,

      • Our ability to complete divestitures on acceptable terms and at or near the prices estimated as attainable by us; and

      • our ability to integrate successfully the operations and management of any business we acquire into our business.

Given that our growth strategy is heavily dependent on acquiring new businesses, if we are unable to execute on this strategy for any reason our future operating results may be harmed materially.

WE DEPEND ON KEY FOOD PRODUCT DISTRIBUTORS.

We currently rely principally on two food product distributors: Southwest Traders on the West Coast and U.S. Foodservice in the Mid-West. For the thirty-nine weeks ended September 28, 205, we purchased 25% of our aggregate food and restaurant supplies from Southwest Traders and 45% of our aggregate food and restaurant supplies from U.S. Foodservice. If either Southwest Traders or U.S. Foodservice is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

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

INCREASES IN FEDERAL AND STATE STATUTORY MINIMUM WAGES COULD INCREASE OUR EXPENSES, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Certain states have each increased their state minimum wages to a level that significantly exceeded the federal minimum wage. These recent increases in the state statutory minimum wage and any future federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, legal factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations, if we are unable to pass along these costs to our customers through higher menus prices.

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

OUR PUBLICLY TRADED COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FLUCTUATE WIDELY.

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

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC’S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

OWNERSHIP OF APPROXIMATELY 35% OF OUR OUTSTANDING COMMON STOCK BY FIVE STOCKHOLDERS WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

A substantial majority of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 35% of the shares of common stock outstanding. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk. Our exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of September 27, 2005, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

Foreign Currency Exchange Risk. We do not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that information we are required to disclose is timely reported. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and our subsidiaries to disclose material information otherwise required to be set forth in our periodic reports.

In order to address the previously disclosed material weaknesses, the company engaged additional outside consultants to evaluate the accounting and legal implications of its attempted option terminations in the first quarter of 2005. There have been no other changes in our internal control over financial reporting identified in connection with the above-described evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As a consequence of the bankruptcy filings, all pending litigation and claims against us through December 30, 2003 were stayed, and no party could take action to realize its pre-petition claims, except pursuant to order of the Bankruptcy Court. All pre-petition claims have been treated within the Plan.

We are periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operation.

ITEM 6. EXHIBITS

(a) Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEAKHOUSE PARTNERS, INC.
/S/   JOSEPH L. WULKOWICZ
JOSEPH L. WULKOWICZ
Vice President and Chief Financial Officer
(principal financial and accounting officer)