Form 10-Q/A
period 2005-03-29
STEAKHOUSE PARTNERS INC
filed 2005-11-15
CIK 1017156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the thirteen-week period ended March 29, 2005
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2005: 5,873,915 shares of common stock.

STEAKHOUSE PARTNERS, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the thirteen weeks ended March 29, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2005, and is being filed to reflect the restatement of our interim condensed consolidated financial statements for the thirteen weeks ended March 29, 2005, as discussed in Note 1 thereto.

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

• Net income for the thirteen weeks ended March 29, 2005 was overstated by $35,990; and

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

The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I — Item 1 — Financial Statements (unaudited)

Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 4 — Controls and Procedures

Except for the foregoing amended information required to reflect the effects of the restated condensed consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on May 13, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q.

The restated interim condensed consolidated financial statements as of and for the thirteen weeks and the twenty-six weeks ended June 28, 2005 will be included in an amendment to our Form 10-Q for the thirteen-week period ended June 28, 2005, which is being filed with the SEC concurrently with the filing of this Form 10-Q/A.

FORM 10-Q/A
STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 2005

ASSETS

	March 29, 2005	December 31, 2004
	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$209,710	$715,666
Accounts receivable, net of allowance for doubtful accounts of $13,993 and $14,063	355,827	268,244
Inventories	837,685	906,577
Prepaid expenses and other current assets	748,383	707,748

Total current assets	2,151,605	2,598,235
Property, plant, and equipment, net	10,978,501	11,187,910
Liquor licenses	688,000	688,000
Deposits and other assets	199,608	199,609
Tradenames	13,921,000	13,921,000
Goodwill	2,879,316	2,879,316

Total assets	$30,818,030	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 29, 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 29, 2005	December 31, 2004
	(Unaudited) (As restated, See Note 1)	(Audited)
Liabilities
Current liabilities
Current portion of long term debt	$3,763,021	$3,724,590
Current portion of capital lease	269,494	257,907
Accounts payable	2,262,756	3,204,501
Accrued expenses	903,210	1,384,141
Unearned revenue	1,275,255	1,646,023
Reserve for self insurance claims	62,659	123,687
Sales and property taxes payable	127,730	47,729
Accrued payroll costs	1,199,371	1,045,275

Total current liabilities	9,863,496	11,433,853
Long term debt, net of current portion	5,567,485	5,660,195
Long term capital lease	8,664,813	8,738,196
Deferred rent	160,436	131,416

Total liabilities	24,256,230	25,963,660

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized and 5,200,000 shares and 4,500,000 shares, respectively, issued and outstanding	5,200	4,500
Committed stock, $0.001 par value 500,000 shares issued	500	500
Additional paid-in capital	7,941,842	7,595,664
Deferred compensation	(903,853)	(1,454,952)
Accumulated deficit	(481,888)	(635,302)

Total stockholders’ equity	6,561,801	5,510,410

Total liabilities and stockholders’ equity	$30,818,030	$31,474,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Thirteen weeks ended March 29, 2005	Thirteen weeks ended March 30, 2004
	(Unaudited) (As restated, See Note 1)	(Unaudited)
Revenues, net	$13,303,376	$13,614,056
Disposed restaurants	—	545,343

Revenues, net	13,303,376	14,159,399
Cost of sales
Food and beverage	4,290,495	4,712,783
Disposed restaurants	—	260,197
Payroll and payroll related costs	4,551,338	4,560,122
Disposed restaurants	—	374,031
Direct operating costs	2,729,794	2,599,075
Disposed restaurants	—	182,780
Depreciation and amortization	315,872	315,501
Disposed restaurants	—	10,094

Total cost of sales	11,887,499	13,014,583
Gross profit	1,415,877	1,144,816
General and administrative (includes non cash compensation of $35,990 and $0 repspectively)	1,101,042	1,015,429
Legal settlement	28,412	—

Income before other income (expense)	286,423	129,387
Other income (expense)
Miscellaneous income	228,932	104,015
Interest expense	(331,940)	(320,642)

Total other income (expense)	(103,008)	(216,627)
Income (loss) before reorganization items, provision for income taxes	183,415	(87,240)

Reorganization items
Professional fees	(11,000)	—

Total reorganization items	(11,000)	—
Income (loss) before provision for income taxes	172,415	(87,240)
Provision for income taxes	19,000	25,987

Net Income/(Loss)	$153,415	$(113,227)

Earnings (loss) per share
Basic	$0.03	$(0.03)

Diluted	$0.03	$(0.03)

Weighted average shares
Basic	5,538,462	4,500,000

Diluted	5,929,057	4,500,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen weeks ended March 29, 2005	Thirteen weeks ended March 30, 2004
	(Unaudited) (As Restated, See Note 1)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$153,415	$(113,227)
Depreciation and amortization	315,872	320,000
Amortization of stock options issued below fair market value to employees	35,990	—
Increase in operating assets	32,674	42,192
Decrease in operating liabilities	(1,591,356)	(2,624,687)

Net cash provided by (used in) operating activities	(1,053,405)	(2,375,722)
Cash flows from investing activities
Purchases of property, plant, and equipment	(102,713)	(177,846)
Proceeds from the sale of property, plant and equipment	—	615,956

Net cash (used in) provided by investing activities	(102,713)	438,110
Cash flows from financing activities
Proceeds from stock issuance	861,987	—
Principal payments on debt and capital leases	(211,825)	(260,821)

Net cash provided by (used in) financing activities	650,162	(260,821)
Net decrease in cash and cash equivalents	(505,956)	(2,198,433)
Cash and cash equivalents, beginning of the period	715,666	2,205,221

Cash and cash equivalents, end of period	209,710	6,788

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

RESTATEMENT

On September 15, 2005, we announced the restatement of our interim condensed consolidated financial statements for the thirteen weeks ended March 29, 2005 and the thirteen weeks and the twenty-six weeks ended June 28, 2005. The unaudited interim condensed consolidated financial statements included in this Form 10-Q/A for the thirteen weeks ended March 29, 2005 are restated to correct the following:

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

The net effect of these adjustments is to decrease net income by $35,990 for the thirteen weeks ended March 29, 2005. The following tables set forth selected condensed consolidated balance sheet data, selected condensed consolidated statement of operations data, and selected condensed consolidated statements of cash flows data, showing previously reported amounts and restated amounts for the periods indicated:

CONDENSED CONSOLIDATED BALANCE SHEETS

	As Originally Presented (unaudited) March 29, 2005	As Restated (unaudited) March 29, 2005
Stockholders’ equity (deficit)
Additional paid-in capital	$7,001,999	$7,941,842
Deferred compensation	—	(903,853)
Accumulated deficit	(445,898)	(481,888)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	As Originally Presented (unaudited) Thirteen weeks ended March 29, 2005	As Restated (unaudited) Thirteen weeks ended March 29, 2005
General and Administrative Expense (includes non cash compensation expense of $0 and $35,990 respectively, in the case of the restated financial statements)	$1,065,052	$1,101,042
Income before other income	322,413	286,423
Income before reorganization items, provision for income taxes	219,405	183,415
Income before provision for income taxes	208,405	172,415
Net income	189,405	153,405
Earnings per share
Basic	0.03	0.03
Diluted	0.03	0.03

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Originally Presented (unaudited) Thirteen weeks ended March 29, 2005	As Restated (unaudited) Thirteen weeks ended March 29, 2005
Cash flows from operating activities
Net income	$189,405	$153,415
Amortization of stock options issued below fair market value to employees	—	35,990

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

NOTE 2 — EARNINGS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Pursuant to the Private Placement Memorandum the warrants to purchase 413,000 shares of common stock are anti-dilutive and therefore excluded from the dilutive weighted average shares outstanding used in the earnings per share calculation. The Company’s common share equivalents consist of warrants and options.

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

The table below represents a reconciliation of the Company’s pro forma net income giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value:

	Thirteen Weeks ended March 29, 2005 (Unaudited) (As restated, See Note 1)	Thirteen Weeks ended March 30, 2004 (Unaudited)
Net Income (loss)
As reported	$153,415	$(113,227)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$35,990	$—
Stockbased employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(136,120)	—

PRO FORMA NET (LOSS) INCOME	$53,285	$(113,227)

Earnings per common share
Basic and diluted — as reported	$0.03	$(0.03)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$0.01	$—
Stockbased employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value method had been applied	$(0.02)	$—
Proforma	$0.01	$(0.03)

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

	Available for Grant	Options Outstanding	Weighted Average Exercise Price
Authorized for grant	1,500,000	—	—
Outstanding at December 31, 2004	(1,330,000)	1,330,000	$1.11
Granted	(25,000)	25,000	$1.11
Exercised	—	—	—
Forfeited	275,000	(275,000)	—

Balance at March 29, 2005	420,000	1,080,000	$1.11

As of March 29, 2005 there are 1,080,000 common stock options outstanding with a weighted average remaining life of 9.0 years, none of which are exercisable at March 29, 2005.

NOTE 7 — SUBSEQUENT EVENTS

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q/A may contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. Other risks and uncertainties include the strength of the recovery of the U.S. economy, trends affecting the Company’s financial condition or results of operations, the Company’s operating strategy and growth strategy, potential acquisitions or joint ventures by the Company, litigation affecting the Company, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed in the herein under the heading “Risk Factors.” For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results may differ materially from those indicated by such forward-looking statements based on the factors outlined above.

The following is management’s discussion and analysis of certain significant factors, which have affected the results of operations and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

The accompanying management’s discussion and analysis of results of operation and financial condition gives effect to the restatement of the unaudited condensed consolidated financial statements as of and for the thirteen weeks ended March 29, 2005, as described in Note 1 to the unaudited condensed consolidated financial statements.

OVERVIEW

BACKGROUND

The Company currently operates 25 full-service steakhouse restaurants located in eight states. The Company’s restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. The Company’s average check is $26.46 per person (including alcoholic beverages) and it currently serves approximately 2.5 million meals annually. The Company operates principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF NET SALES

The following table sets forth, as a percentage of net sales for core restaurants (25 full-service steakhouse restaurants located in eight states) only, certain items in the Company’s condensed consolidated statements of operations for the indicated periods.

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 29, 2005 (As restated, See Note 1)	March 30, 2004
Revenue	100.0%	100.0%
Discounts	3.5%	4.7%
Net Revenues	96.5%	95.3%
Cost of Sales
Food & Liquor costs	32.3%	34.6%
Personnel Costs	34.2%	33.5%
Direct Operating Cost	20.5%	19.1%
Depreciation	2.4%	2.3%
Gross Margin	10.6%	10.5%
General & Administrative	8.3%	7.5%
Interest Expense	2.5%	2.4%
Other	-1.3%	1.5%
Net Income (Loss)	1.2%	(0.8)%

Factors that have affected the results of operations for the first quarter and first thirteen weeks of fiscal 2005 for the Company as compared to the first period and first thirteen weeks of fiscal 2004 for the Company are discussed below.

THIRTEEN WEEKS ENDED MARCH 29, 2005 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2004

Net revenues for the thirteen-week period ended March 29, 2005 decreased $856,023 or 6.1% from $14,159,399 for the thirteen-week period ended March 30, 2004 to $13,303,376 for the thirteen-week period in 2005. Most of this decline or $545,343 is associated with the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Adding to the decline, same-store sales decreased 3.5% for the 25 comparable Paragon core units in 2005 versus the same thirteen-week period in 2004 partially offset by a menu price increase.

Food and beverage costs for the thirteen-week period ended March 29, 2005 decreased $682,485 or 13.7% from $4,972,980 for the thirteen-week period ended March 30, 2004 to $4,290,495 for the thirteen-week period in 2005. The chief reason for this decline is the disposal of three non-core restaurants that were operated and sold in the first quarter of 2004. Food and beverage costs as a percentage of restaurant revenues for the core restaurants was 34.6% thirteen-week period ended March 30, 2004 compared to 32.3% for the same thirteen-week period in 2005. The chief reason for this improvement is the Company has reengineered its menu to provide increase perceived guest value while reducing some costs, raising menu prices and verbally contracting for one-half of its prime rib at lower than market rates.

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

General and administrative expenses (as restated, see Note 1) for the thirteen-week period ended March 29, 2005 increased $85,613 or 8.4% from $1,015,429 for the thirteen-week period ended March 30, 2004 to $1,101,042 for the thirteen-week period in 2005. These costs as a percentage of core restaurants net revenues were 7.5% for the thirteen-week period ended March 30, 2004 compared to 8.3% for the same period in 2005. The chief reason for the increase in general and administrative expense is the increase in legal and audit fees ($120,000) for change of outside accountants and finalizing all “fresh-start” adjustments for year-end 2004, and $35,990 of non-cash deferred compensation partially offset by the annual general managers meeting being rescheduled for the second quarter. During the thirteen-week period ending March 29, 2005, the Company eliminated a district leader and an accounting position while also reducing expenses for services that on an annualized basis anticipates to reduce costs by over $200,000.

Other income (expenses) for the thirteen-week period ended March 29, 2005 decreased $113,619 or 52.4% from ($216,627) for the for the thirteen-week period ended March 30, 2004 to ($103,008) for the same period in 2005. The chief reason for this decrease was the California Workmen

Compensation refund for approximately ($220,000) for the policy year-end May 1, 2004 was much greater than the refund received for the previous policy year.

Net income (as restated, see Note 1) for the thirteen-week period ended March 29, 2005 increased $266,642 from a net loss of $113,227 for the thirteen-week period ended March 30, 2004 to a net income of $153,415 for the thirteen-week period in 2005. The net income for the thirteen-week period ended March 29, 2005 was chiefly the result of disposing of the three under performing restaurants in the first quarter of 2004. Those restaurants contributed a combined loss of $281,759 to the net loss line for the thirteen-week period ended March 30, 2004. Also contributing to the gain was the menu price increase, prime rib verbal contracts and state workmen compensation refund. Partially offsetting the income was higher production labor cost, increases in legal and audit fees and non-cash deferred compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a cash and cash equivalents balance of $209,710 at March 29, 2005. Our operating activities for the thirteen weeks ended March 29, 2005 used almost $1.1 million. On January 19, 2005, we completed the sale, pursuant to the Private Placement Memorandum, of 700,000 shares of Common Stock and Warrants to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share, for an aggregate of $1,050,000 of gross proceed. The Company believes that the cash flow from operations plus the proceeds from the remainder of the Memorandum should be more than sufficient to fund its operations at current levels and fund its repayment obligations pursuant to the Plan during the remainder of fiscal 2005. The Company’s highest cash generation quarters from operations are the second and fourth quarters.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The following risk factors and other information included in this Quarterly Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, nancial condition and operating results could be materially adversely affected.

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

Because of inherent limitations, disclosure controls and internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has concluded that, as of March 29, 2005, the Company had a material weakness in its internal control over financial reporting as a result of the Company’s failure to maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. Specifically, the Company failed to realize that certain stock options issued to certain employees, a consultant and directors of the Company were not legally cancelled and did not recognize the continuing expense as required by generally accepted accounting principles. Because of this material weakness, our chief executive officer and chief financial officer have concluded that as of March 29, 2005, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information Statement dated January 5, 2005 pursuant to Section 14(c) of the Securities Exchange Act of 1934 reported that the Company’s 2004 Stock Incentive Plan was approved without a meeting by less than unanimous written consent of stockholders, in lieu of a special meeting of the Company’s stockholders, and established the effective date of the Plan as of the close of business January 27, 2005.

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

STEAKHOUSE PARTNERS, INC.
/S/ A. STONE DOUGLASS	/S/ JOSEPH L. WULKOWICZ

A. Stone Douglass	Jospeh L. Wulkowicz
President, Secretary and Director (Serving as principal executive officer)	Vice President and Chief Financial Officer (Serving as principal financial and accounting officer)