Form 10-K/A
period 2004-12-31
STEAKHOUSE PARTNERS INC
filed 2005-12-09
CIK 1017156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K/A
Amendment No. 1

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

Aggregate market value of voting and non-voting equity stock held by non-affiliates computed by reference to the price at which the Common Stock was sold, or the average bid and ask price of said Common Stock, as of April 11, 2005, was approximately $6,461,307

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 5,873,915 shares of Common Stock were outstanding as of April 12, 2005.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: ☒ YES      ☐ NO

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends Items 10-14 of the Annual Report on Form 10-K of Steakhouse Partners, Inc. for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on April 12, 2005 (the “Annual Report”) to include those items which were incorporated by reference in the original Annual Report. Except as specifically set forth in Items 10-14 of this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the filing of the original Annual Report of or modify or update those disclosures affected by subsequent events.

PART I

Item 1. BUSINESS

Unless otherwise stated in this document or unless the context otherwise requires, references herein to the “Company,” “we,” “our” and “us” include Steakhouse Partners, Inc. and its wholly owned subsidiaries, namely Paragon Steakhouse Restaurants, Inc. and its subsidiaries (“Paragon”). “Steakhouse” refers to Steakhouse Partners, Inc., not including any of its wholly owned subsidiaries.

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

COMPANY BACKGROUND

We were incorporated in the State of Delaware on June 3, 1996 under the name “Texas Loosey’s Steakhouse & Saloon, Inc.” On December 19, 1996, our Board of Directors adopted a resolution to change our name to “Galveston’s Steakhouse Corp.” Up until December 18, 1998, Galveston’s Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as “Texas Loosey’s Chili Parlor & Saloon” (“Texas Loosey’s”).

Galveston’s Steakhouse Corp. first acquired two Texas Loosey’s restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996 (which was subsequently amended on November 1, 1998), and acquired on the remaining two Texas Loosey’s restaurants on May 1, 1999.

On December 21, 1998, Galveston’s Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and its subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) through its acquisition of all of the outstanding capital stock of Paragon. Paragon also owned Pacific Basin Foods, Inc. (“PBF”), a company which was engaged in purchasing and selling food and other restaurant supplies to Paragon and nonaffiliated companies. On October 11, 2002 PBF filed for voluntary protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the filing date thereof.

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

The Company commenced a balloting and solicitation process with respect to the Plan of Reorganization, which concluded in early December 2003. On December 19, 2003, the Company’s Plan of Reorganization (the “Plan”) was confirmed by the Bankruptcy Court. Upon confirmation of the Plan, the entire balance of the DIP loan of $5,000,000, including accrued interest, became due and payable to Steakhouse Investors, LLC or its assignees (“Steakhouse Investors”), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company’s obligations under the DIP agreement other than interest. The Plan provided that all capital stock of the Company outstanding prior to the confirmation of the Plan would be canceled. In addition, all of the Company’s pre-petition liabilities were completely restructured by the Plan. As a result, the Company was obligated to pay the following claims:

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

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets (“goodwill”) was approximately $18,900,000 as of December 31, 2003. (See Financial Note #2)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the Plan, realization of certain of the Company’s assets and liquidation of certain of the Company’s liabilities are subject to significant uncertainty. Furthermore, the Plan of Reorganization materially changed the amounts and classifications reported in the December 30, 2003 consolidated financial statements, which did not give effect to any adjustments to the carrying value or classification of assets or liabilities that were necessary as a consequence of a Plan of Reorganization.

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

Holders

As of January 4, 2005 there were approximately 69 record holders of our Common Stock. Upon Effective Date, the entire balance of the DIP loan (described above), including accrued interest, became due and payable to Steakhouse Investors, LLC or its assignees (“Steakhouse Investors”), and the former members of Steakhouse Investors received 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of our obligations under the DIP agreement, other than interest. All of our outstanding capital stock as of the filing of the Plan was canceled as of the Effective Date.

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

On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantial amounts of its pre-petition liabilities, were cancelled. The new authorized capitalization of the Reorganized Company on the Effective Date pursuant to the Plan of Reorganization, consisted of 15,000,000 shares of new common stock and 5,000,000 shares of new preferred stock. Upon the Effective Date, and pursuant to the terms of the Plan of Reorganization, the entire balance of the DIP loan became due and payable in the form of 90%, or 4,500,000 shares, of our Common Stock issued to the former members of Steakhouse Investors in consideration of the full release of our obligations under the DIP loan agreement. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and

Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization an independent creditor litigation trust (“Creditor Trust”) was established for the benefit of our pre-petition creditors. Five Hundred Thousand shares of Common Stock are reserved for issuance to creditors in connection with our obligations under the Plan of Reorganization.

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Bylaws provide for a Board consisting of no less than three and no more than seven members, the exact number within this range being determined by the Board. The number of directors is currently set at three. Each director holds office until the next annual meeting of stockholders and until such director’s successor is duly elected and qualified, or until such director’s earlier death, resignation or removal.

The following table sets forth certain information regarding the Company’s directors and executive officers.

Name	Age	Position
A. Stone Douglass (1)	58	Director, President and Chief Executive Officer
Joseph L. Wulkowicz	55	Vice President and Chief Financial Officer
Susan Schulze-Claasen	51	Executive Vice President, Chief Administative Officer and General Counsel
Edgar Tod Lindner(1)(2)(3)	60	Director
Thomas A. Edler (2)(3)	62	Director

(1) Member of the Nominating Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

The following is a brief summary of the background of the Company’s directors and executive officers. Each executive officer holds office until his successor is elected or qualified, or until his earlier death, resignation or removal.

A. STONE DOUGLASS. Mr. Douglass was appointed as the Company’s President and Chief Executive Officer, and as a director of the Company effective as of July 20, 2003, pursuant to the terms of a post-petition debtor-in-possession financing agreement entered into by the Company and the order of the Bankruptcy Court, entered on August 13, 2003. Mr. Douglass is an experienced merchant banker and distressed business management consultant. Mr. Douglass has over 30 years of experience in finance and managing public and private companies, including acting as director and/or interim chief executive officer of companies reorganized in bankruptcy. Mr. Douglass is a Managing Director of Compass Partners, L.L.C., a merchant bank specializing in restructuring and bankruptcy reorganization. Mr. Douglass is also Chairman of Duck’s Nest Investments, Inc., a private investment and merchant bank. From July 2002 to May 2003, Mr. Douglass was Chief Operating Officer of ACE Audiovisual, Inc., a commercial integrator of audiovisual products. From June 2001 to June 2002, Mr. Douglass was President of Inline Orthodontix, an orthodontic productions distribution company. From October 2000 to August 2001, Mr. Douglass was President and Chief Executive Officer of VisionAmerica, Inc. (AMEX: VISN), an optometric physicians practice management company. From August 1998 to May 2001, Mr. Douglass was also President and Chief Executive Officer of Apple Orthodontix, Inc. (AMEX: AOI), an orthodontic practice management company. Mr. Douglass also has served as a director of Neocork Technologies, Inc., since February 2004. Mr. Douglass earned a Bachelor of Science degree in Business Management from Farleigh Dickinson University in 1970.

JOSEPH L. WULKOWICZ. Mr. Wulkowicz was appointed as the Company’s Vice President and Chief Financial Officer and Assistant Secretary in December 2003 upon confirmation of the Plan of Reorganization. Since November 1999, Mr. Wulkowicz has served as Chief Financial Officer and Assistant Secretary of Paragon Steakhouse Restaurants, Inc.. Mr. Wulkowicz served as the Chief Financial Officer of McArthur/HTC International, a leading importer and marketer of sports and promotional products, from January 1997 through November 1999. Mr. Wulkowicz earned a Masters in Business Administration in Finance from DePaul University Graduate School of Business in 1976.

SUSAN SCHULZE-CLAASEN. Ms. Schulze-Claasen was appointed as the Company’s Executive Vice President, Administrative Officer, and General Counsel effective March 1, 2005. Ms. Schulze-Claasen has served as Vice President{{minus}}General Counsel and Assistant Secretary of Paragon Steakhouse Restaurants, Inc. since June 1985. Ms Schulze-Claasen holds a master’s degrees in Business from California Lutheran University earned in 1984, and a Juris Doctorate from Valparaiso University, School of Law in 1979.

EDGAR TOD LINDNER. Mr. Lindner has been a director of the Company since February 1999. Mr. Lindner has been the Director — Private Placements with Jane Capital Partners since April 2003. Prior to joining Jane Capital Partners, Mr. Lindner was the managing director of Pentech Capital Markets Group since May 1999. Prior to joining Pentech Capital Markets Group, Mr. Lindner was a managing director of Ally Capital Group Inc., an investment banking firm, from May 1996 to April 1999. Mr. Lindner also served as a director of Neocork Technologies, Inc., from August 2002 until

December 2003 and was reappointed to that board in March of 2005. Mr. Lindner received his Bachelor of Science in Finance and Banking from the University of Oregon in 1966.

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

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting the Company’s independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the Company’s independent auditors and the Company’s accounting practices. Mr. Lindner and Mr. Edler are members of the Audit Committee and are non-employee directors.

The Compensation Committee reviews and approves the compensation and benefits of the Company’s key executive officers, administers the Company’s employee benefit plans and makes recommendations to the Board of Directors regarding such matters. Mr. Lindner and Mr. Edler are members of the Compensation Committee.

The Nominating Committee reviews and assesses the composition of the Board of Directors, assists in identifying potential new candidates for director and nominates candidates for election to the Board of Directors. The Nominating Committee currently consists of Mr. Douglass and Mr. Lindner.

AUDIT COMMITTEE FINANCIAL EXPERT

Under rules of the SEC, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K under the Exchange Act and whether that expert is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Mr. Lindner is a “financial expert” and is also “independent.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of the Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose any reporting violations with respect to the 2004 fiscal year which came to the Company’s attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to the Company. Based solely on review of such forms received by the Company, the Company believes that all required reports for the 2004 fiscal year have been timely filed.

CODE OF ETHICS

The Company has adopted a written Code of Ethics (the “Code of Ethics”) that applies to the Company’s President and Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is available on the Company’s website at www.paragonsteak.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on the Company’s website promptly following the date of such amendment or waiver.

CODE OF CONDUCT

The Company has adopted a Code of Conduct that applies to all employees, including all executive officers and senior financial officers and directors. Print copies of the Company’s Code of Conduct are available to any shareholder that requests a copy.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth the compensation paid to or earned from the Company during each of the Company’s last three fiscal years by the Company’s President and Chief Executive Officer and the two other most highly compensated executive officers whose total cash compensation for the year ended December 31, 2004 exceeded $100,000 in fiscal 2004 (collectively referred to herein as the “Named Executive Officers”).

Annual Compensation					Long-Term Compensation on Awards
Name and Principal Position	Year	Salary $	Bonus ($)	Other Annual Compensation ($) (4)	Securities Underlying Options (#) (5)
A. Stone Douglass (1) President and Chief Executive Officer	2004 2003	$200,012 $81,543	— —	$28,800 $9,186	250,000
Joseph Wulkowicz (2) Chief Financial Officer and Vice President	2004 2003 2002	$158,686 $130,007 $128,316	— — —	$9,785 $4,800 $4,800	100,000
Susan Schulze-Claasen (3) Executive Vice President, Chief Administrative Officer and General Counsel	2004 2003 2002	$155,186 $125,015 $115,062	— — —	$12,000 $12,000 $12,000	100,000

(1) Mr. Douglass commenced serving as President and Chief Executive Officer effective as of July 30, 2003.

(2) Mr. Wulkowicz commenced serving as Chief Financial Officer as of the effective date of the Plan of Reorganization, December 31, 2003. The salary and other compensation are for prior positions with the Company.

(3) Ms. Schulze-Claasen commenced serving as General Counsel as of the effective date of the Plan of Reorganization, December 31, 2003. The salary and other compensation are for prior positions with the Company.

(4) Other annual compensation includes automobile and other allowances.

(5) Stock options were granted under the Company’s 2004 Stock Incentive Plan on April 16, 2004. Each option becomes exercisable over a period of three years at the rate of one third of the options shares on the first, second and third anniversaries of the grant date.

OPTION GRANTS IN LAST FISCAL YEAR

The following shows all options to acquire shares of the Company’s common stock granted to the Named Executive Officers during the year ended December 31, 2004.

Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/ Share)	Market Price on Date of Grant ($/ Share) (2)	Expiration Date	Present Value at Date of Grant (3)
A. Stone Douglass	250,000	25.6%	$1.11	$2.55	April 16, 2014	$62,500
Joseph Wulkowicz	100,000	10.3%	$1.11	$2.55	April 16, 2014	$25,000
Susan Schulze-Claasen	100,000	10.3%	$1.11	$2.55	April 16, 2014	$25,000

(1) These options were granted pursuant to the Company’s 2004 Stock Incentive Plan on April 16, 2004. Each option becomes exercisable over a period of three years at the rate of one third of the option shares on the first, second and third anniversaries of the grant date.

(2) The options were granted on April 16, 2004 when the Company’s Common Stock was not publicly traded. The Board of Directors initially valued the Company’s Common Stock as of the date of grant using the $1.11 price at which the debtor-in-possession shareholders acquired Common Stock of the Company. When the Company’s Common Stock again commenced trading on May 5, 2004, the opening price was $2.55 per share in thin trading. The Company’s accountants concluded, however, that $2.55 per share was the proper value of the Common Stock at the date of grant based on applicable accounting rules.

(3) Potential realizable value is based on an independent economic valuation of the stock options granted performed by the firm of Marshall & Stevens Incorporated. The value was performed as of April 30, 2004, the period ending date of the period when the Company granted the stock options, and when the Company was emerging from Chapter 11 protection. This per share valuation was arrived at by examining the Company’s balance sheet and statement of operations and applying two traditional approaches towards valuation of the Company: (1) an income approach where value is based on the present value of future economic benefits and the Company’s “free cash flow” and (2) a public market approach where value is based on acquisitions of passive minority interests in similar companies that are publicly traded. Marshall & Stevens determined the value per share of the Company’s common stock as of April 30, 2004 was $1.02 based on a weighted average of the two approaches. Marshall & Stevens then determined the value of the stock options based on the per share value of the Company’s common stock, the exercise price of the options, the time to maturity, three years in this case, and an assumed risk-free interest rate of 2.86% and an assumed volatility of 35.4%. Marshall & Stevens arrived at a value per option of $0.25, which is reflected in the above table.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning the exercise of stock options during the 2004 fiscal year by each of the Named Executive Officers and the fiscal year-end value of unexercised options. No options were exercised by any of the Named Executive Officers during this period.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
A. Stone Douglass	—	250,000	—	$222,500
Joseph Wulkowicz	—	100,000	—	$89,000
Susan Schulze-Claasen	—	100,000	—	$89,000

(1) Based on the December 31, 2004 closing price of $2.00 per share of common stock as reported on the Pink Sheets. There were no exercisable, in-the-money options as of December 31, 2004.

DIRECTOR COMPENSATION

No fees are paid to non-employee directors of the Company. Directors may be reimbursed for any out-of-pocket expenses they incur in the performance of their Company responsibilities.

Under the terms of the 2004 Stock Incentive Plan, non-employee directors are eligible to receive options to purchase shares of the Company’s common stock. The two non-employee directors were each granted options for 50,000 shares during 2004, becoming exercisable over one year and exercisable at $1.11 per share.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

The Company entered into a three-year employment agreement dated as of April 1, 2004 with Mr. Douglass to serve as the Company’s President and Chief Executive Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Douglass or the Company. The agreement provides for a minimum annual salary of $200,000, and an annual bonus at the discretion of the Board of Directors. In the event Mr. Douglass’s employment period is terminated as a result of his death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Mr. Douglass will be entitled to receive his base salary of $200,000 through the date of termination and for the one-year period following the date of termination. In the event Mr. Douglass’s employment is terminated by the Company for a reason other than for cause (as defined in the agreement) or on account of a change of control, Mr. Douglass will be entitled to receive his base salary through the third anniversary date of his employment agreement. Additionally, the agreement contains non-compete and non-solicitation provisions which provide the Mr. Douglass will not compete during the period in which he is either receiving compensation from the Company, or for one year after he has been terminated for cause. Mr. Douglass’s employment agreement also provides that during the term of his employment, the Company will nominate, and use its best efforts to elect, Mr. Douglass to serve as a member of the Company’s Board of Directors.

The Company entered into a three-year employment agreement dated as of April 1, 2004 with Mr. Wulkowicz to serve as Vice President and Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Wulkowicz or the Company. The agreement provides for a minimum annual salary of $155,000, and an annual bonus at the discretion of the Board of Directors. In the event Mr. Wulkowicz’s employment period is terminated as a result of his death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Mr. Wulkowicz will be entitled to receive his base salary through the date of termination and for the period of one-year following the date of termination. In the event Mr. Wulkowicz’s employment is terminated by the Company for a reason other than for cause (as defined in the agreement) or other than a change of control, Mr. Wulkowicz will be entitled to receive the lesser of: (i) his base salary through the third anniversary date of his employment agreement; and (ii) his base salary for a period of 12 months after the date of termination. Additionally, the agreement contains a non-solicitation provision.

The Company entered into a three-year employment agreement dated as of April 1, 2004 with Ms. Schulze-Claasen to serve as Vice President and General Counsel. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Ms. Schulze-Claasen or the Company. The agreement provides for a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event Ms. Schulze-Claasen’s employment period is terminated as a result of her death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Ms. Schulze-Claasen will be entitled to receive her base salary through the date of termination and for the period of one-year following the date of termination. In the event Ms. Schulze-Claasen’s employment is terminated by the Company for a reason other than for cause (as defined in the agreement) or other than a change of control, Ms. Schulze-Claasen will be entitled to receive the lesser of: (i) her base salary through the third anniversary date of her employment agreement; and (ii) her base salary for a period of 12 months after the date of termination. Additionally, the agreement contains a non-solicitation provision.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has established a Compensation Committee, which is responsible for decisions regarding salaries, incentive compensation, stock options and other compensation-related matters regarding the Company’s executive officers and employees. During 2004, the Compensation

Committee members included Messrs. Lindner and Edler. During 2004, no member of the Compensation Committee was an employee or former employee of the Company or any of the Company’s subsidiaries or had a relationship requiring disclosure by the Company under Item 404 of Regulation S-K. None of the Company’s executive officers has served as a member of the compensation committee or board of directors of any entity that has or has had one or more executive officers who served as a member of the Company’s Compensation Committee or Company’s Board of Directors during 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 1, 2005, the beneficial ownership of Common Stock with respect to: (i) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each of the Company’s current named executive officers; and (iv) all directors and executive officers as a group. As of December 1, 2005, the Company had 6,635,680 shares of Common Stock issued and outstanding, which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. However, under the laws of some states, personal property owned by a married person may be community property which either spouse may manage and control, and the Company has no information as to whether any shares shown in the following table are subject to such community property laws. Unless otherwise indicated, the address of each beneficial owner is c/o Steakhouse Partners, Inc. 10200 Willow Creek Road, San Diego, California 92131. The information provided in this table is based on the Company’s records, information filed with the SEC and information provided to the Company.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of December 1, 2005 through the exercise of any stock option or other right. Shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (number of shares of Common Stock)	Percent of Class
A. Stone Douglass (1)	263,369	3.9%
Joseph L. Wulkowicz (2)	33,333	0.5%
Susan Schulze-Claasen (2)	33,333	0.5%
Edgar Tod Lindner (3)	50,000	0.7%
Thomas A. Elder (3)	50,000	0.7%
All executive officers and directors as a group (5 persons)	430,035	6.2%
Other 5% Stockholders:
Steven B. Sands (4)... 90 Park Avenue, 39th Floor New York, NY 10016	1,035,000	15.2%
Eye of the Round, ILLC (5)... 90 Park Avenue, 39th Floor New York, NY 10016	885,000	13.3%
George Rich (6)... 904 South Broadway Baltimore, MD 21231	983,297	14.6%
GRI Fund, LP (7)... 904 South Broadway Baltimore, MD 21231	540,000	8.1%
Pablo Garcia Fernandez... 90 Park Avenue, 39th Floor New York, NY 10016	400,000	6.0%

(1) Includes 180,036 shares of Common Stock owned directly by Mr. Douglas and options to purchase 83,333 shares of common stock granted pursuant to the Company’s 2004 Stock Incentive Plan which are currently exercisable as of December 1, 2005.

(2) The named individual’s beneficial ownership is of options to purchase 33,333 shares of common stock granted pursuant to the Company’s 2004 Stock Incentive Plan which are currently exercisable as of December 1, 2005.

(3) The named individual’s beneficial ownership is of options to purchase 50,000 shares of common stock granted pursuant to the 2004 Stock Incentive Plan which are currently exercisable as of December 1, 2005.

(4) The shares referred to consist of 885,000 shares directly owned by Eye of the Round, LLC and 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Mr. Sands disclaims beneficial ownership of all 1,035,000 shares. Based on Amendment No. 1 to Schedule 13G dated January 31, 2005, Mr. Sands is (i) manager of Eye of the Round, LLC and (ii) chairman of the general partner of the general partner of Critical Capital Growth Fund, LP. Does not include warrants to purchase 63,000 shares of Common Stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Mr. Sands also disclaims beneficial ownership.

(5) Refers to 885,000 shares of Common Stock which are directly owned by Eye of the Round LLC and included in Mr. Sands’ beneficial ownership under note (4) above. Does not include 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Eye of the Round LLC disclaims beneficial ownership of such Common Stock Purchase Warrant. Also does not include warrants to purchase 63,000 shares of Common Stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Eye of the Round LLC disclaims beneficial ownership.

(6) The shares referred to include 359,964 shares directly owned by George Rich and 540,000 shares directly owned by GRI Fund, LP. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. George Rich disclaims beneficial ownership of shares owned by GRI Fund, LP. Also includes options to purchase 83,333 shares of common stock granted to Mr. Rich pursuant to the Company’s 2004 Stock Incentive Plan which are currently exercisable.

(7) Refers to 540,000 shares which are directly owned by GRI Fund LP and included in Mr. Rich’s beneficial ownership under note (6) above. Does not include 359,964 shares directly owned by George Rich and options to purchase 83,333 shares of common stock granted to Mr. Rich pursuant to the Company’s 2004 Stock Incentive Plan which are currently exercisable. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. GRI Fund, LP disclaims beneficial ownership of shares owned by George Rich, including the options to purchase the Company’s Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2003, Steakhouse Investors, LLC, a Delaware limited liability company (“Steakhouse Investors”) provided the Company with $5,000,000 in debtor in possession financing (the “DIP Loan”). The DIP Loan was evidenced by a $5 million promissory note payable to the Company (the “Note”). A. Stone Douglass, the Company’s Chairman and chief executive officer, made a $180,000 capital contribution in, and served as manager of, Steakhouse Investors. GRI Fund, LP, currently a principal stockholder of the Company, made a $600,000 capital contribution in Steakhouse Investors. George Rich, the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, L.P., made a $400,000 capital contribution in Steakhouse Investors. Eye of the Round, LLC, currently a principal stockholder of the Company, served as member-manager of SB Steakhouse Partners, LLC (“SBSP”). SBSP made a $3,850,000 capital contribution in Steakhouse Investors.

Prior to the Effective Date, Steakhouse Investors made a pro rata in kind distribution of the Note to its members, including Mr. Douglass, GRI Fund, LP and SBSP. SBSP, in turn, made a pro rata in kind distribution of its portion of the Note to its members, including to Eye of the Round, LLC. Upon the Effective Date, and pursuant to the terms of the Plan, the entire balance of the DIP Loan, became due and payable in the form of 90%, or 4,500,000 shares, of the Common Stock of the Company in consideration of the full and complete release of the Company’s obligations under the DIP Loan, other than interest. Accordingly, on March 22, 2004, the Company issued 4,500,000 shares of Common Stock to the holders of the Note, including (i) 180,036 shares to Mr. Douglass, (ii) 899,964 shares to GRI Fund, LLP (including 359,064 shares to George Rich individually) and (iii) 885,000 shares to Eye of the Round, LLC.

Critical Capital Growth Fund, LP (“CCGF”) is a private Small Business Administration licensed equity fund. Based on Amendment No. 1 to Schedule 13G dated January 31, 2005, Mr. Sands is (i) manager of Eye of the Round, LLC and (ii) chairman of the general partner of the general partner of CCGF. Pursuant to and accordance with the terms and conditions of the Plan, the Company delivered a $1,535,000 principal amount unsecured promissory note to CCGF, dated October 19, 2003 (the “CCFG Note”). The CCFG note is payable in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years. Additionally, the Company issued to CCFG a Common Stock Purchase Warrant, dated December 30, 2003, exercisable into 150,000 shares of the Company’s Common Stock at an initial exercise price of $1.11

(the “CCGF Warrant”). The CCGF Warrant became exercisable, either in whole or in part, after April 1, 2005.

On April 16, 2004, George Rich was granted options to purchase 250,000 shares of the Company’s Common Stock under the Company’s 2004 Stock Incentive Plan in exchange for his services to the Company as an adviser. Such options become exercisable over a period of three years at the rate of one third of the options on the first, second and third anniversaries of the grant date.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees

Mayer Hoffman McCann P.C. (“MHM”) was the Company’s independent accountant for the fiscal year ended December 31, 2004, replacing Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), which audited the Company’s financial statement as of December 31, 2003 (for the reorganized Company) and December 30, 2003 (for the predecessor Company, debtor-in possession). Services provided to the Company by MHM with respect to the fiscal year ended December 31, 2004 consisted of the audit of the Company’s consolidated financial statements and limited reviews of the Form 10-Q Quarterly Reports for the interim periods included therein-after the second quarter totaling $107,000. Services provided by SLGG subsequent to December 31, 2003 consisted of limited reviews of Form 10-Q Quarterly Reports for the interim periods ended June 28, 2004 and March 29, 2004 totaling $32,000.

Services provided to the Company by SLGG with respect to the fiscal year ended December 30, 2003 and December 31, 2003 consisted of the audit of the Company’s consolidated financial statements and limited reviews of the Form 10-Q Quarterly Reports for the interim periods included therein-totaling $102,500. Services provided by SLSG subsequent to December 31, 2003 consisted of limited reviews of Form 10-Q Quarterly Reports for the interim periods ended June 29, 2003 and March 30, 2003 totaling $37,000.

Tax Fees

SLGG has provided services to the Company with respect to the preparation of corporate income tax returns or tax planning matters. Tax fees are $15,000 for 2004 and $1,500 for 2003.

All Other Fees

MHM did not provide any services with respect to any matters other than those related to audit and audit-related matters. All of SLGG’s fees for the 2003 and 2004 fiscal years are listed above.

Pre-Approval Policies and Procedures

The Audit Committee meets periodically to review and approve the scope of the services to be provided to the Company by its independent accountant, as well to review and discuss any issues that may arise during an engagement. Any non-audit services provided to the Company would have to be approved by the Audit Committee. There are currently no such additional services performed. The Audit Committee considers various issues with respect to the services to be provided by its independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant’s staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company’s financial staff.

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, except for de minimis non-audit services that may be performed without pre-approval under applicable law. The Audit Committee has sole authority to make such approvals, although such approval may be delegated to any Committee member so long as the approval is presented to the full Committee at a later time.

The updated charter of the Audit Committee of the board of directors of the Company is filed herewith.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The Following documents are filed as part of the Report:

1. The Consolidated Financial Statements for the year ended December 28, 2004 commencing on page F-1.

2. The Financial Statement Schedules

(b)

Exhibit Number		Description
3.1	(1)	Restated Certificate of Incorporation of the Company.
3.2	(1)	Certificate of Correction to Restated Certificate of Incorporation of the Company.
3.3	(1)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
3.4	(1)	By-Laws of the Company.
3.5	(1)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
3.6	(1)	Certificate of Amendment to Restated Certificate of Incorporation of the Company.
3.7	(9)	Amended and Restated Certificate of Incorporation of the Company Pursuant to the Reorganization
3.8	(9)	Amended and Restated By-Laws of the Company
4.1	(9)	Form of Private Placement Common Stock Purchase Warrant
4.2	(9)	Form of April 2005 Common Stock Purchase Warrant
4.3	(9)	Amended and Restated Common Stock Purchase Warrant issued to Critical Capital Growth Fund, L.P., dated December 30, 2003.
10.1	(2)	Merger Agreement dated August 31, 1998 by and among the Company, Tri-Core Steakhouse, Inc., Paragon Steakhouse Restaurants, Inc. and Kyotaru Co. Ltd.
10.2	(3)	First Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.
10.3	(3)	Second Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.
10.4	(3)	Third Amendment to Merger Agreement dated August 31, 1998, by and among the Company and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand.
10.5	(9)	Unsecured Promissory Note issued to Critical Capital Growth Fund, L.P., dated October 19, 2003
10.6	(6)	Form of Private Placement Registration Rights Agreement
10.7	(5)	2004 Stock Incentive Plan
10.8	(9)	Form of April Registration Rights Agreement
10.21	(10)	A. Stone Douglass Employment Agreement
10.22	(10)	Susan Schulze-Claasen Employment Agreement
10.23	(10)	Joseph L. Wulkowicz Employment Agreement
14.1	(4)	Code of Ethics
16.1	(7)	Letter from Former Accountants responding to Current Report, filed on Form 8-K on January 28, 2005
16.2	(8)	Letter from Former Accountants responding to Current Report, filed on Form 8-K/A on February 7, 2005
21.1	(9)	List of Subsidiaries of Steakhouse Partners, Inc.

31.1	(9)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	(9)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	(9)	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	(9)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	(11)	Updated Charter of the Audit Committee of the Board of Directors of the Company.

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

(5) Incorporated by reference from Schedule 14C Information Statement, filed with the SEC on January 5, 2005.

(6) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on January 24, 2005.

(7) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on January 28, 2005.

(8) Incorporated by reference from Form 8-K, Current Report, filed with the SEC on February 7, 2005.

(9) Incorporated by reference from Form 10-K, Annual Report, filed with the SEC for the period ending December 31, 2004.

(10) Filed with the Company’s Form 10-Q, Quarterly Report, filed with the SEC for the period ending March 30, 2004.

(11) Filed herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 5, 2005

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

Name and Capacity	Date
/s/ A. STONE DOUGLASS	December 5, 2005
Name: A. Stone Douglass Title: President, Chief Executive Officer, and Chairman of the Board of Directors (Principal Financial and Accounting Officer)
/s/ TOM EDLER	December 5, 2005
Name: Tom Edler Title: Director
/s/ TOD LINDNER	December 5, 2005
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
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 1 — COMPANY BACKGROUND AND OPERATIONS

Steakhouse Partners, Inc. (“Steakhouse”), a Delaware corporation, was incorporated on June 3, 1996 under the name “Texas Loosey’s Steakhouse & Saloon, Inc.” On December 19, 1996, the Board of Directors adopted a resolution to change its name to “Galveston’s Steakhouse Corp.” Up until December 18, 1998, Galveston’s Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as “Texas Loosey’s Chili Parlor & Saloon” (“Texas Loosey’s”).

Galveston’s Steakhouse Corp. first acquired two Texas Loosey’s restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996, which was subsequently amended on November 1, 1998, and closed escrow on the remaining two Texas Loosey’s restaurants on May 1, 1999.

On December 21, 1998, Galveston’s Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) (collectively, “PSR”) through its acquisition of all of the outstanding capital stock of PSR. PSR owns and operates restaurants located primarily throughout California, Arizona, and the Great Lakes Region. PSR also owned Pacific Basin Foods, Inc. (“PBF”), a company which was engaged in purchasing and selling food and other restaurant supplies to PSR and nonaffiliated companies. As discussed in Note 3, on October 11, 2002 PBF filed for protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the Filing Date.

During the year ended December 31, 1999, Galveston’s Steakhouse Corp.’s name was changed to Steakhouse Partners, Inc.

On December 31, 2003, the effective date of the Company’s Plan of Reorganization (“the Plan”) all of the outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation were canceled and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company’s obligations under the DIP agreement other than interest.

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

Plan Investors
On August 13, 2003, the Predecessor Company obtained and received Court approval for a $5,000,000 senior secured convertible debtor-in-possession financing facility (the “DIP Credit Facility”) from Steakhouse Investors, LLC (“Steakhouse Investors”) for payment of permitted pre-petition claims,

STEAKHOUSE PARTNERS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
DECEMBER 31, 2004

NOTE 2 — BANKRUPTCY FILINGS (Continued)

working capital needs, letter of credit and other general corporate purposes. The DIP Credit Facility required that the Predecessor Company maintain certain financial covenants. In addition, under the agreement, the Predecessor Company was required to accrue interest at a rate of 6% per annum, which was capitalized on each payment date and added to the outstanding principal until confirmation. Upon confirmation of the plan, the DIP Credit Facility was converted into 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of the Predecessor Company’s obligations under the DIP Credit Facility agreement other than interest.

Confirmation of Plan of Reorganization
The Company commenced a balloting and solicitation process with respect to the “Plan of Reorganization” (as hereinafter defined), which concluded December 3, 2003.

On December 31, 2003 (“Effective Date”) the Predecessor Company emerged from reorganization proceedings (“Reorganized Company”) under Chapter 11 of the federal bankruptcy laws pursuant to the terms of the Plan of Reorganization.

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

All such shares were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization an independent creditor litigation trust (“Creditor Trust”) was established for the benefit of the Predecessor Company’s pre-petition creditors.

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
According to Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting and accounting treatment:

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

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets (“goodwill”) was $2,879,316 and $18,881,786 as of December 31, 2004 and 2003, respectively. As an adjustment to the fair value of net assets and an offset to goodwill the Company had its’ Tradenames (Intangibles) valued by an outside firm. As of December 31, 2004 that value was $13,921,000. Also as an offset to goodwill the Company had its total gift certificate liability valued by an outside firm. As of December 31, 2004 that liability was reduced by $2,022,641.

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

On October 11, 2002 (the “Filing Date”), the Predecessor Company’s wholly owned subsidiary, PBF, filed for protection under Chapter 7 of the United States Bankruptcy Court (“Bankruptcy Court”) in the Central District of California, located in Riverside. The subsidiary ceased operations effective as of the Filing Date. In February 2003, the Bankruptcy Court approved the Chapter 7 Liquidation for PBF.

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

Agreements
On October 14, 2002, the Predecessor Company entered into a two-year distribution agreement with Southwest Traders, Inc. (“Southwest”) to be the lead distributor for the Predecessor Company. Per the agreement, Southwest will purchase all existing PBF inventory at cost. In addition, payments of the purchase price will be made through a 25% discount given by the distributor by offsetting the cost of purchase orders placed by the Predecessor Company against the outstanding inventory purchase price still outstanding. As of fiscal year ended 2003 and 2002, the remaining discounts to be credit against future purchase orders was $0, and $169,637, respectively.

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