Form 10-K
period 2005-12-31
STEAKHOUSE PARTNERS INC
filed 2006-04-05
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Year Ended December 31, 2005

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and ask price of said common stock, as of June 28, 2005 was approximately $4,278,687.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock: 6,635,680 shares of common stock were outstanding as of March 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

PART I

ITEM 1.	BUSINESS.

Unless otherwise stated in this document or unless the context otherwise requires, references herein to the “Company,” “we,” “our” and “us” include Steakhouse Partners, Inc. and its wholly owned subsidiaries, namely Paragon Steakhouse Restaurants, Inc. and its subsidiaries (“Paragon”). “Steakhouse” refers to Steakhouse Partners, Inc., not including any of its wholly owned subsidiaries.

Overview

We own and operate 25 full-service steakhouse restaurants located in eight states. Our restaurants principally operate under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.85 per guest (including alcoholic beverages) and our 25 restaurants serve approximately 2.5 million meals annually. Our management believes that our emphasis on quality service and our concentration on fresh cut, high quality USDA graded steaks and prime ribs distinguishes our restaurants from our competitors, presenting an opportunity for growth.

Company Background

We were incorporated in the State of Delaware on June 3, 1996 under the name “Texas Loosey’s Steakhouse & Saloon, Inc.” On December 19, 1996, our Board of Directors adopted a resolution to change our name to “Galveston’s Steakhouse Corp.” Up until December 21, 1998, Galveston’s Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as “Texas Loosey’s Chili Parlor & Saloon” (“Texas Loosey’s”).

Galveston’s Steakhouse Corp. first acquired two Texas Loosey’s restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996 (which was subsequently amended on November 1, 1998), and acquired the remaining two Texas Loosey’s restaurants on May 1, 1999.

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

During the year ended December 31, 1999, Galveston’s Steakhouse Corp.’s name was changed to Steakhouse Partners, Inc.

We maintain an Internet website at www.paragonsteak.com. This website offers free access to our press releases and filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after these reports are filed with or furnished to the SEC.

Bankruptcy Filing

Effective December 31, 2003, we confirmed a Plan of Reorganization, which allowed us to achieve the benefits that motivated the filings described below. By way of background, on February 15, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”). On February 19, 2002, Paragon also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (together, the “Filing”).

The initial Filing was made in response to the maturing of certain notes aggregating $1,734,285, which we were unable to pay. Throughout the course of the Reorganization, we sought to retain core locations, eliminate non-competitive leases, restructure our debt, and withdraw from under-performing markets.

During the process, we continued to manage our properties and operated our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.

As a consequence to the Filing, all pending litigation and claims against us were stayed, and no party was permitted to take action to realize its pre-petition claim, except pursuant to order of the Bankruptcy Code. While enjoying the protection of this stay, we disposed of under performing assets and sought third party participation in funding a plan. Separately, our Pacific Basin subsidiary was a wholesale food distributor serving the restaurant industry. Its principal clients were Paragon and several small regional chains. As Paragon downsized and reduced the total number of restaurants serviced by Pacific Basin Foods, the volume required to maintain its economic feasibility also diminished. On October 11, 2002, Pacific Basin Foods ceased operations and filed a voluntary petition for bankruptcy under Chapter 7 of the Code.

In July 2003, the Bankruptcy Court approved a DIP loan and the general terms pursuant to which a plan would be approved, as more fully described below. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan that permits holders of equity interest to participate. The approved plan provided for no distribution to equity holders, but rather provided for distribution of equity upon confirmation to the plan funder and creditors, as more fully described below.

We commenced a balloting and solicitation process with respect to our plan of reorganization (the “Plan”), which concluded in early December 2003. On December 19, 2003, the Bankruptcy Court confirmed the Plan. Upon confirmation of the Plan, the entire balance of the DIP facility of $5,000,000, including accrued interest, became due and payable to Steakhouse Investors, LLC or its assignees (“Steakhouse Investors”), and Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company’s obligations under the DIP agreement other than interest. The Plan provided that all of our capital stock outstanding prior to the confirmation of the Plan would be canceled. In addition, all of our pre-petition liabilities were completely restructured by the Plan. As a result, we were obligated to pay the following claims:

1.	Priority tax claim in the amount of approximately $1,921,000 will be paid over a four-year period from the Effective Date, with interest payable at a rate of 6% per annum. (See Financial Note #8)

2.	Secured claims in the amount of approximately $2,151,000 will be paid as follows: (a) $1,535,000 will be paid in full over a period of six years (interest only will be paid over the first three years, and the principal will be paid over the remaining three years) and (b) $616,000 will be deemed paid upon the transfer of all of the assets and lease rights of one of our restaurants in Torrance, California. (See Financial Note #8)

3.	Unsecured claims estimated to be between $8,700,000 to $12,700,000 will be paid as follows: (a) General unsecured claims in the amount of $8,000,000 to $12,000,000 are expected to receive recovery of 50% to 70% of their allowed claims. We paid to the creditors $1,000,000 within 30 days of the Effective Date of the Plan, and will make payments under a $5,030,000 note payable, which was scheduled in the amount of $500,000 on each April, August, and December of each year for the next three years. The note is non-interest-bearing and the last payment is due on or before December 2006. Currently, we and the Trustee for the unsecured creditors are negotiating extending the payments over a longer period of time so the payments conform more closely to available cash flow. In addition, the general unsecured creditors will receive their pro rata share of 500,000 shares of common stock, representing 10% of our new common stock; and (b) Convenience claims in the amount of approximately $700,000 were paid an estimated recovery of 50%. (See Financial Note #8)

Finally, the Plan provided for us to assume the core 25 profitable restaurants. For all the other units, either our leasehold interests were sold or the leases were rejected as of the Effective Date. Any claims associated with the rejected leases were provided for in the Plan.

In connection with our emergence from bankruptcy protection, we implemented fresh-start accounting under the provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Under SOP 90-7, our reorganization fair value was allocated to our assets and liabilities, our accumulated deficit was eliminated, and our new equity was issued according to the Plan as if we were a new reporting entity.

In accordance with fresh-start accounting, all assets and liabilities were recorded at their respective fair market values upon emergence from Chapter 11. Such fair values represented our estimates based on independent appraisals and valuations. Immaterial differences between estimated pre-petition liabilities assumed by us as a reorganized company and the final settlement amounts are recognized as they occur.

To facilitate the calculation of the enterprise value of the reorganized company, we developed a set of financial projections. Based on these financial projections and with the assistance of a financial advisor, we determined the enterprise value using various valuation methods, including (i) a comparison of us and our projected performance to the market values of comparable companies, (ii) a review and analysis of several recent transactions of companies in similar industries to us, and (iii) a calculation of the present value of the future cash flows under the projections. The estimated enterprise value is highly dependent upon achieving the future financial results set forth in the projections as well as the realization of certain other assumptions, which are not guaranteed.

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets (“goodwill”) was approximately $18,900,000 as of December 31, 2003. (See Financial Note #2)

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. As a result of the Filing, realization of certain of our assets and liquidation of certain of our liabilities are subject to significant uncertainty. Furthermore, the Plan materially changed the amounts and classifications reported in the December 30, 2003 consolidated financial statements, which did not give effect to any adjustments to the carrying value or classification of assets or liabilities that were necessary as a consequence of the Plan.

Our Business Background

The steakhouse industry is expected to continue to expand over the next several years. We believe that this industry is highly fragmented and, if we are successful in implementing our Plan, we may have the opportunity to grow our business by expanding one of Paragon’s brand-name steakhouses, Carvers.

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

Restaurant Concepts

All of our restaurants are positioned as destination restaurants that attract loyal clientele. Destination restaurants are restaurants situated as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. All but one of our restaurants are full-service steakhouses. We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our “signature product” and is the basis for our distinctive merchandising commitment to “The Best Prime Rib in Town.” Our prime rib, which is served in a herb crust, is slow roasted for eighteen hours to enhance its flavor and tenderness. Portions are deliberately generous. Prime Rib and steaks account for approximately 65.0% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 19.0% of our total net sales.

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

We currently operate in three distinctive steakhouse markets:

Hungry Hunter, Hunter Steakhouse and Mountain Jack’s

We have 17 steakhouses operating under our core registered trade names, Hungry Hunter, Hunter Steakhouse and Mountain Jack’s, for which the average dinner check is approximately $26.35 per guest. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and the “look and feel” of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter, Hunter Steakhouse and Mountain Jack’s steakhouses as a step-above the lower ticket restaurant chains such as Outback Steakhouse and Lone Star Steakhouse & Saloon.

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

Concept Restaurants

Paragon operates four concept (unique) properties, with average checks ranging from $28.00 to $37.00 per guest:

The Tippecanoe Place is an upscale restaurant located in a 24,000 square foot historical building formerly known as the Studebaker Mansion, in South Bend, Indiana. Both the menu (featuring 60% of Paragon core entrée complimented by gourmet and local favorites) and the structure are South Bend landmarks. Tippecanoe Place is regularly voted the best steakhouse, dining location and wedding site in northern Indiana.

The Cliffhouse, in Folsom, California, overlooks the American River, and attracts both “locals” as well as tourists with its beef and seafood specialties and panoramic patio seating. The restaurant is approximately 10,000 square feet in size, and attracts a younger dining clientele with expansive bar offerings and regular karaoke and dancing opportunities.

The Whaling Company, our only seafood restaurant, is situated in colonial Williamsburg, Virginia. Fresh catches and local-tradition offerings are presented on a daily “catch board.” Tourists visiting historical Williamsburg and the Busch Gardens amusement park enhance the strong community use of this profitable venture.

We operate our final unique restaurant under the name Carvers Creek in Raleigh, North Carolina. When we entered the southeast region of the country, the names Carvers Creek and Carvers were tested for market appeal. This former Mountain Jack’s was renamed Carvers Creek, but retained substantially all of the core concept attributes except certain full meal add-ons (such as salad and soup) and point variations.

Reorganization Strategy

The benefits of the Plan have included among others, the restructuring of our debt, the improvement of our financial performance through cost-reduction and restructuring of administrative overhead, the ability to raise money, through the selective sale of non-strategic restaurants and the commitment of funding in connection with the Plan. Our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers) and through the potential acquisition of steakhouse (step-up casual) restaurants. Key components of this strategy include leveraging established brands, achieving operating efficiencies and cost savings through volume discounts on purchases, and efficiently penetrating new markets.

Marketing

We use a combination of national, local and “four walls” marketing initiatives to enhance our consumer appeal and to promote increased guest counts.

On a national scale, we encourage trial by new guests and increase weekday customer counts with both print and electronic mediums. Our targeted advertisements consist of freestanding newspaper inserts and limited discount coupons such as bulk mailers. In certain markets, we feature local image advertising and spot radio ads. Our print marketing is supplemented by an electronic guest loyalty outreach in partnership with the Fishbowl organization. This restaurant-industry email service is utilized to disseminate regular, targeted dining opportunities to interested guests.

These nationally directed marketing campaigns are complemented by local marketing efforts that feature unique programs responsive to our local communities. Our restaurant management teams participate in community activities, partner with local charities, and seek opportunities to serve the communities that have supported our businesses. They also coordinate birthday and anniversary programs, hotel relationships, catering outreach, and community-unique guest relations programs.

Within our four walls, we rely on delivering an excellent-price value to retain those customers who respond to our trial invitations or return for a meal. A collection of in-store print materials promotes quarterly seasonal food and beverage selections, and new dining features.

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

We also utilize management information systems to allow timely information analysis and response. Our computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant’s sales, purchasing, payroll, operating expenses, guest related statistics and other data, we can regularly monitor restaurant operations. Our management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor, minutes per meal, promotional programs, restaurant costs and general marketing data. However, because of the age, reliability and serviceability issues of our existing POS system, we have begun to upgrade this critical feature starting in 2005. The software and hardware vendors have been selected; five installations have been completed with testing and training in process. Once proven and tested, we anticipate it will take approximately twelve to eighteen months to convert all the units.

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

Purchasing

During 2005, we had a major meat vendor that accounted for approximately $5.0 million (11%) of our total purchases. We purchase our food and beverage products from a number of food distributors, including Southwest Traders on the West Coast and U.S. Foodservice in the Midwest. We did not have any supplier concentrations in

2004. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the corporate support center for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies. Tops, strips and porterhouse steaks are “angus” beef.

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

Research

We engage an outside company to do two secret shops per month for each of our locations answering sixty-six questions regarding food, service, quality, value and suggestions for improvement. We also regularly provide “bounce-back” cards to its guests to solicit dining experience information in return for discounts or free desserts.

Government Regulation

Our restaurants are subject to numerous federal, state and local laws affecting health, sanitation and safety standards, as well as to state and local licensing regulation of the sale of alcoholic beverages. Each restaurant currently has appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant has food service licenses from local health authorities. We are required to renew these licenses annually. In addition, these licenses may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control. Our failure to obtain or retain liquor or food service licenses would likely cause significant harm to our operations. In order to reduce this risk, each of our restaurants is expected to be operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations. Training of all restaurant employees on alcohol awareness and related laws is mandatory.

We are subject in certain states to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Our training covers prevention of such occurrences and we carry liquor liability coverage as part of our comprehensive general liability insurance.

Our restaurant operations are also subject to federal and state employment and wage laws governing such matters as working conditions, overtime, meal breaks, rest breaks and tip credits and other employee matters. Significant numbers of our employees are paid at rates related to the federal minimum wage. Government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could be detrimental to the economic viability of our restaurants.

Our restaurants are also subject to numerous laws related to the fair treatment of employees, these laws are designed to ensure a harassment free and safe environment. Among others, the Federal Americans With Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. We review plans and specifications and make periodic inspections to ensure our restaurants will comply with the ADA. We believe that we are in substantial compliance with all current applicable regulations relating to restaurant accommodations for the disabled. We do not anticipate that such compliance will require us to expend substantial funds.

Employees

At February 21, 2006, we employed approximately 1,300 individuals, of which 109 occupy executive, managerial or clerical positions, and 1,191 hold non-managerial restaurant-related positions. None of our employees is covered by a collective bargaining agreement.

We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

Information as to Classes of Similar Products or Services

We operate in only one industry segment. All significant revenues and pre-tax earnings are related to retail sales of food and beverages to the general public through Company-operated restaurants. At December 31, 2005, we had no operations outside the continental United States.

ITEM 1A. RISK FACTORS.

Forward-Looking Information

Some of the statements in this Annual Report, including, but not limited to, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. The words “estimates,” “plans,” “anticipates,” “expects,” “intends,” “believes” and similar expressions are intended to identify forward-looking statements. You can also identify forward-looking statements by discussions of strategy, plans or intentions. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Such risks, uncertainties and other factors include, but are not limited to, those discussed below.

You are cautioned not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Annual Report. Except as required by applicable law, including the securities laws of the United States, and the rules and regulations of the SEC, we do not plan to publicly update or revise any forward-looking statements after the date of this Annual Report, whether as a result of any new information, future events or otherwise.

Risk factors that may affect future results and financial condition

The following risk factors and other information included in this Annual Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be significantly harmed.

Our prior bankruptcy could hinder our ability to negotiate effectively with third parties and could adversely affect our operations going forward.

In February 2002, Steakhouse, along with our wholly owned subsidiary Paragon, filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filings had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance. Though we have emerged from Chapter 11, the distribution of shares 0.5 million shares of common stock to the general unsecured creditors is not complete as we continue to reconcile the claims made by these creditors. Until this process is complete, we will continue to incur expenses with respect to the reorganization process.

If we are unable to obtain additional funds in a timely manner or on acceptable terms or the plan of reorganization is unsuccessful, we may have to curtail or suspend certain or all of our operations, which could adversely affect our financial condition, results of operations and prospects.

We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will seriously affect our ability to meet our Plan objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

We have incurred losses from inception and may never generate substantial profits.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in the approximate amounts: $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; $4.9 million for the fiscal year ended December 31, 2003; and $6.6 million for the fiscal year ended December 31, 2002. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

We may not have sufficient cash reserves to maintain our operations and fund our obligations. In such event, we may need to seek additional financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our Plan and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have a rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

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

In accordance with the requirements of SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, we adopted fresh start reporting effective December 31, 2003. Because SOP 90-7 required us to reset our assets and liabilities to current fair value, our financial position, results of operations and cash flows for periods ending after December 31, 2003 will not be comparable to the financial position, results of operations and cash flows reflected in our historical financial statements for periods ending on or prior to December 31, 2003 included elsewhere in this report. The use of fresh start reporting will make it difficult to assess our future prospects based on historical performance.

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

We face risks associated with changes in general economic conditions that affect consumer spending.

If the U.S. economy falters, our customers may reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Adverse economic conditions and any related decrease in discretionary spending by our customers could have an adverse effect on our revenues and operating results.

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

•	our ability to identify suitable acquisition targets, including assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of any acquisition candidate;

•	our ability to negotiate favorable acquisition terms for such targets;

•	our ability to prevail over competing bidders for any acquisition candidate;

•	our ability to secure financing necessary to complete such acquisitions in a timely manner and on acceptable terms;

•	our ability to achieve projected economic and operating synergies from any acquired business;

•	unanticipated changes in business and economic conditions affecting any acquired business;

•	our ability to complete divestitures on acceptable terms and at or near the prices estimated as attainable by us; and

•	our ability to integrate successfully the operations and management of any business we acquire into our business.

Given that our growth strategy is heavily dependent on acquiring new businesses, if we are unable to execute on this strategy for any reason our future operating results may be harmed materially.

We depend on key food product distributors.

We have a major meat vendor that accounted for $5.0 million (11%) of our total purchases in 2005. We purchase our food and beverage products from a number of food distributors, including Southwest Traders on the West Coast and U.S. Foodservice in the Midwest. If any of our vendors is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

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

Certain states have each increased their state minimum wages to a level that significantly exceeded the federal minimum wage. These recent increases in the state statutory minimum wage and any future federal or state minimum wage increases could raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

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

The names Hungry Hunter, Mountain Jack’s and Carvers represent our core concept restaurants. The termination of our right to use this name or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

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

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation, which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations or related litigation may interfere with our management’s ability to focus on operating our restaurants, result in reduced business at our restaurants, harm our reputation, and generally have a negative impact on our business and operations, regardless of whether such allegations are true or whether we are ultimately held liable.

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

Our common stock is currently quoted on the Pink Sheets. The fact that our common stock is not listed is likely to make trading more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. An investor may find it more difficult to sell our common stock or to obtain accurate quotations of the share price of our common stock.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if initiated, could result in substantial costs, a material adverse effect on our business, and a diversion of management’s attention and resources.

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

The market price of our common stock could fluctuate as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. A large number of shares of our stock are eligible for public sale and our common stock is concentrated in the hands of a small number of investors and is thinly traded. An attempt to sell by a large holder could adversely affect the price of our common stock. These sales or the perception that these sales might occur could also make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5.0 million or individuals with a net worth in excess of $1.0 million or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers, Inc. (the ”NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Delaware law contains anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Because we are a Delaware corporation, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or Delaware Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future, resulting in the market price being lower than it might be without these provisions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease all of our restaurant locations. Lease terms are generally 10 to 35 years, with renewal options. All of our leases provide for a minimum annual rent and some leases provide for additional rent based on sales volume at the particular location over specified minimum levels. Generally, the leases are net leases that require us to pay the costs of insurance, taxes and maintenance. We intend to continue to lease restaurant locations where cost-effective if cash flow permits. On July 19, 2000, we completed a sale and leaseback transaction with PS Realty Partners, LP with respect to 19 of our properties, yielding net proceeds of approximately $22 million. We utilized a majority of these net proceeds to pay down a $20 million mortgage debt.

The following table sets forth the location of our existing Hungry Hunter’s, Hunter’s Steakhouse, and Mountain Jack’s restaurants as of March 27, 2006:

California		Indiana
Bakersfield Fairfield Lafayette Modesto Oceanside S. San Francisco Sacramento San Diego Santa Rosa	Temecula Thousand Oaks Ventura	Lafayette Michigan Auburn Hills Taylor Troy Traverse City

The following table sets forth the location of our existing Carvers restaurants as well as our concept (unique) restaurants:

Carvers Locations	Concept (Unique) Restaurant Locations
Glendale, Arizona Centerville, Ohio Roseville, California Sandy, Utah	Folsom, California South Bend, Indiana Williamsburg, Virginia Raleigh, North Carolina

Our executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. Our executive offices have a three-year lease expiring in May 2007 at very competitive rates with an option to renew. Our telephone number is (858) 689-2333. We believe that there is sufficient office space available at favorable leasing terms in the San Diego, California, metropolitan area to satisfy our current and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are involved in various legal claims and litigation arising in the normal course of business. Based on currently known legal actions, management believes that, as a result of its legal defenses and insurance arrangements, none of these actions, other than the bankruptcy filing described above, will have a material adverse effect on our business or financial condition, taken as a whole. See Part I, Item 1. Business—Bankruptcy Filing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock traded on the NASDAQ Small Cap Market under the symbol “SIZL” from February 27, 1998, the date of our initial public offering, until December 19, 2001, the day it was delisted. Our common stock was then listed on the over-the-counter market and traded on the Pink Sheets under the symbol “SIZLQ.PK” until the Effective Date of the Plan. As of the Effective Date, all of our outstanding capital stock was cancelled and new shares of common stock of the reorganized company were issued. On May 3, 2004, our common stock began trading on the Pink Sheets as a reorganized company under the symbol STPK.PK.

The following table sets forth the range of high and low closing prices for our common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

	High	Low
Year ended December 31, 2004
First Quarter	No Activity
Second Quarter	$2.75	$2.30
Third Quarter	2.75	1.15
Fourth Quarter	2.12	2.00

	High	Low
Year ended December 31, 2005
First Quarter	$2.00	$1.05
Second Quarter	1.40	1.03
Third Quarter	1.04	0.60
Fourth Quarter	0.70	0.50

Holders

As of January 4, 2006 there were approximately 130 record holders of our common stock. Upon the Effective Date of the Plan, the entire balance of the DIP facility (described above) was converted to common stock. The former members of Steakhouse Investors received 90% of the new common stock of the reorganized company in exchange for a full and complete release of our obligations under the DIP agreement other than interest. All of our outstanding capital stock as of the filing of the Plan was canceled as of the Effective Date.

Dividends

We have not paid any cash or other dividends on our common stock since our inception and do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings for use in our operations and to finance our Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/Sh)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,410,000	$1.11	90,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,410,000	1.11	90,000

(1)	The 2004 Stock Option Incentive Plan (the “Option Plan”) was approved by our Board of Directors in April 2004 and by our shareholders in January 2005. The Option Plan was intended to provide incentive to our key employees, officers, directors and consultants who provide significant services to us. There are 1.5 million shares available for grant under the Option Plan. The number of shares available under the Option Plan may automatically increase, at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2.0 million shares. Options generally vest over a three-year period and the Board determines the option exercise price at the time of grant.

Recent Sales of Unregistered Securities

All sales of equity securities that were not registered under the Securities Act during the 2005 fiscal year have been previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data for the five years ended December 31, 2005 has been derived from our Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 2005, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations. It should be noted that the Plan materially changed the amounts and classifications reported in the December 30, 2003 consolidated financial statements, which did not give effect to any adjustments to the carrying value or classification of assets and liabilities that were necessary as a consequence of the Plan. We report our operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, we report all years as ending December 31.

	Fiscal Years
Income Statement Data:	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Net Revenues	$52,001	$55,070	$77,758	$97,102	$110,684
Cost of sales
Food and beverage	17,016	18,710	28,396	33,887	38,481
Payroll and payroll related costs	17,726	18,598	27,704	34,313	36,720
Direct operating costs	11,183	11,429	20,008	24,297	27,259
Non-cash impairment of property, plant, and equipment	51	—	—	—	6,582
Depreciation and amortization	1,283	1,235	1,877	2,785	3,452

Total cost of sales	47,259	49,972	77,985	95,282	112,494

Gross profit (loss)	4,742	5,098	(227)	1,820	(1,810)
Costs and expenses
General and administrative Expenses (includes non-cash compensation $388 in 2005 and $500 in 2004)	4,348	4,459	4,711	5,104	8,515
Legal settlement	—	35	—	—	800
Reserve for advances to officers	—	—	—	277	617
Income (loss) before other income (expense)	394	604	(4,938)	(3,561)	(11,742)
Other income (expense)
Interest Income	—	1	—	—	—
Miscellaneous income	386	131	179	392	260
Interest and financing costs	(1,257)	(1,324)	(2,567)	(2,328)	(2,690)

Total other (expense)	(871)	(1,192)	(2,388)	(1,936)	(2,430)

Income (loss) before reorganization items, provisions for income taxes, and discontinued operations	(477)	(588)	(7,326)	(5,497)	(14,172)

Reorganization items
Gain on sale of property, plant, and equipment	26	54	3,516	2,048	—
Professional Fees	(47)	(28)	(1,968)	(1,217)	—
IDine settlement	—	—	—	(960)	—

Total reorganization items	(21)	26	1,548	(129)	—

Income (Loss) before provision for income taxes and discontinued operations	(498)	(562)	(5,778)	(5,626)	(14,172)
Provision for income taxes	(43)	73	130	129	148

Income (Loss) before discontinued Operations	(455)	(635)	(5,908)	(5,755)	(14,320)
Income (Loss) before discontinued operations, net of income taxes of $0, $0, $850, $850 & $1,851	—	—	1,057	(828)	(2,397)

Net loss	$(455)	$(635)	$(4,851)	$(6,583)	$(16,717)

Earnings (loss) per share
Basic
Earnings (Loss) from continuing operations	$(0.08)	$(0.13)	$(1.74)	$(1.70)	$(4.23)
Earnings (Loss) from discontinued operations	—	—	$0.31	$(0.24)	$(0.71)

Basic loss per share	$(0.08)	$(0.13)	$(1.43)	$(1.94)	$(4.94)

Diluted loss per share
Earnings (Loss) from continuing operations	$(0.08)	$(0.13)	$(1.74)	$(1.70)	$(4.23)
Earnings (Loss) from discontinued operations	—	—	$0.31	$(0.24)	$(0.71)

Diluted loss per share	$(0.08)	$(0.13)	$(1.43)	$(1.94)	$(4.94)

Shares used to calculate loss per share
Basic	5,966	5,000	3,387	3,387	3,387
Diluted	5,966	5,000	3,387	3,387	3,387

Balance Sheet Data:	2005	2004	2003	2002	2001
Total assets	$30,734	$31,474	$17,763	$25,995	$31,000
Total debt, excluding capital lease obligations	$8,620	$9,385	$6,478	$2,188	$5,760
Total capital lease obligations	$8,738	$8,996	$9,865	$14,376	$17,433
Stockholders’ equity (deficit)	$7,090	$5,511	$(25,687)	$(20,896)	$(14,373)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in this Annual Report. We report our operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, we report all years as ending December 31. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Company Overview

As of December 31, 2005, we operated 25 full-service steakhouse restaurants located in eight states. We operate under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse and Mountain Jack’s. On December 21, 1998, we acquired Paragon Steakhouse Restaurants, Inc. and its subsidiaries (“Paragon”) and Pacific Basin Foods, Inc. (“PBF”). Prior to the acquisition of Paragon, we owned and operated four restaurants. On February 28, 2002, we rejected nine leases as part of our Chapter 11 Plan of Reorganization, which was confirmed effective December 31, 2003 (the “Plan”). At December 31, 2003, we had rejected or sold forty units and as of December 31, 2004 we sold an additional three units.

We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on either a conversion of acquired restaurant properties to our steakhouse brand names or the targeted acquisition of one or more large steakhouse chains. Now that we have emerged from our reorganization, we are focused on acquisitions.

To the extent we establish or build steakhouses in new locations, there is likely to be a time lag between the time expenses of the startup are incurred and the time newly constructed steakhouses are opened and begin to generate revenues, which time lag could affect quarter-to-quarter comparisons and results.

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

As of the filing date of our Chapter 11 reorganization, we had three business units, which had separate management and reporting infrastructures that offered different products and services. The business units were aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consisted of two business units—Paragon Steakhouse Restaurants, Inc. and Steakhouse Partners, Inc.—that operated specialty restaurants around the country. Our food service distribution segment, which operated as Pacific Basin Foods, performed distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

As Paragon downsized and reduced the total number of restaurants serviced by PBF, the volume required to maintain its economic feasibility also diminished. Therefore, on October 11, 2002, PBF ceased operations and filed under Chapter 7 with the United States Bankruptcy Court in Riverside, California.

Results of Operations

Results of Operations—Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of revenue for core restaurants only, certain items in our condensed consolidated statements of operations for the indicated periods:

	FIFTY-TWO WEEKS ENDED December 31, 2005	FIFTY-TWO WEEKS ENDED December 31, 2004
Net revenues	100.0%	100.0%
Cost of Sales
Food and Liquor costs	32.7%	33.5%
Payroll and Related Costs	34.1%	33.6%
Direct Operating Cost	21.6%	20.5%
Depreciation	2.5%	2.2%
Gross Profit	9.1%	10.1%
Costs and Expenses
General and administrative Expense	8.4%	7.3%
Capital Lease Interest	1.9%	1.9%
Other	0.3%	2.1%
Net Loss	(0.9%)	(1.2%)

Factors that have affected the results of operations for fifty-two weeks of fiscal 2005 for us as compared to the fifty-two weeks of fiscal 2004 for us are discussed below.

52 Weeks Ended December 31, 2005 Compared to the 52 Weeks Ended December 31, 2004

Net revenues for the fifty-two week period ended December 31, 2005 decreased approximately $3.0 million or 5.6% from $55.1 million for the fifty-two week period ended December 31, 2004 to $52.0 for the same period in 2005. A portion of the decrease is attributable to the decrease in total operating units. Three operating units were disposed of in February 2004 and contributed almost $0.6 million in net revenue before their disposition. The major reason for the decrease in net revenue was the same store sales for the core twenty-five units that were open at the end of the year reflected a decrease of 4.5% for the 52 weeks ended December 31, 2005 versus the same period in 2004. We believe this was the result of a 4.8% increase in total average per guest price, which in turn negatively affected the total guest count. These changes were additive to significant changes to the menu and menu prices from the same period in 2004. The total price increases and changes in the menu were required as we had deferred any changes through the entire bankruptcy process and to offset beef and labor increases during that time.

Food and beverage costs for the fifty-two week period ended December 31, 2005 decreased approximately $1.7 million or 9.3% from $18.7 million for the fifty-two week period ended December 31, 2004 to $17.0 million for the same period in 2005. Food and beverage costs as a percentage of net revenues for the core twenty-five restaurants were 32.7% for the fifty-two week period ended December 31, 2005 compared to 33.5% for the same period in 2004. The major reason for this decrease was the effect of a mid-year major menu price increase coupled with a reengineering of the menu that increased the average entrée price in total 4.8%. Also the record high beef prices that affected us through the first half of fiscal year 2004 declined in the summer of 2004 and stabilized for most of 2005.

Payroll and payroll related costs for the fifty-two week period ended December 31, 2005 decreased approximately $0.9 million or 4.7% from $18.6 million for the fifty-two week period ended December 31, 2004 to $17.7 million for the same period in 2005. The total payroll and payroll related costs as a percentage of net revenues were 34.1% for the fifty-two week period ended December 31, 2005 compared to 33.6% for the same period in 2004 or 0.5% increase. The major reason for this increase as a percentage relationship to revenue is the impact of the decrease in the restaurants’ net revenue was slightly greater than the minimum staffing required per unit to maintain guest services and a positive dining experience. During the year the management teams at a number of units were reduced to minimize (where ever possible) this effect. Partially offsetting these increases were the effect of a mid-year major menu price increase coupled with a reengineering of the menu that increased the average entrée price in total 4.8%.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 31, 2005 decreased by almost $0.2 million or 1.7% from $11.4 million for the fifty-three week period ended December 31, 2004 to $11.2 million for the same period in 2005. The costs as a percentage of net revenues were 21.6% for the fifty-two week period ended December 31, 2005 compared to 20.5% for the same period in 2004 or 0.9% increase. The major reason for this increase as a percentage relationship to revenue is the impact of the decrease in the restaurants’ net revenue, which was greater than reductions in the fixed or indirectly variable expenses. Also contributing to this increase is an asset impairment write-off of the Troy, Michigan, location for $51,000. This location has experienced losses over the past two years and an immediate turnaround is not likely. Partially offsetting these increases was the effect of a mid-year major menu price increase coupled with a reengineering of the menu that increased the average entrée price in total 4.8%.

Depreciation and amortization for the fifty-two week period ended December 31, 2005 increased slightly from $1.2 million for the fifty-two week period ended December 31, 2004 to $1.3 million for the same period in 2005. The major reason for this change is a result of the capital spending on property, equipment and the POS system since mid-2004.

General and administrative expenses for the fifty-two week period ended December 31, 2005 decreased $0.2 million or 4.4% from $4.5 million for the fifty-two week period ended December 31, 2004 to $4.3 million for the same period in 2005. General and administrative expenses as a percentage of net revenues was 8.4% for the fifty-two week period ended December 31, 2005 compared to 7.3% for the same period in 2004. The primary reasons for the increase as a percentage relationship to revenue (even though in absolute dollars general and administrative expenses declined) are higher legal and outside accounting fees associated with resolving stock option deferred compensation issues and the restatement of prior period reports. Partially offsetting this increase was lower non-cash deferred compensation expense for employee stock options ($0.4 million) for the fifty-two week period ended December 31, 2005 compared to $0.6 million for the same period in 2004. The Company granted the stock options in April, 2004 to help retain and attract management talent.

Total other income and interest expense, net, for the fifty-two week period ended December 31, 2005 decreased approximately $0.3 million or 26.9% from $1.2 million for the fifty-two week period ended December 31, 2004 to almost $0.9 million for the same period in 2005. The decrease is principally due to increases in other income as the Workers Compensation premium rebate for the fifty-two week period ended December 31, 2005 was significantly greater than the rebate for the same period in 2004.

Total reorganization items, net, for the fifty-two week period ended December 31, 2005 was a slight loss of $21,000 as compared to a gain of $26,000 for the same period in 2004. The primary reason for the decrease was a bankruptcy related net adjustment for sales tax of $47,000.

Net loss for the fifty-two week period ended December 31, 2005 decreased almost $0.2 million from $0.6 million for the fifty-two week period ended December 31, 2004 to approximately $0.4 million for the same period in 2005. Net loss as a percentage of net revenues was 0.9% for the fifty-two week period ended December 31, 2005 compared to a net loss of 1.2% for the same period in 2004. The primary reason for this decrease as a percentage relationship to revenue was the increase of other income as the Workers Compensation premium rebate for the fifty-two week period ended December 31, 2005 was significantly greater than the rebate for the same period in 2004. Also contributing to the decrease was the positive effect of the net operating loss (“NOL”) on the tax provision, which resulted in a tax credit for the year ended December 31, 2005. Partially offsetting these decreases was the disproportionate expenses of labor and direct operating costs versus the lower revenue.

52 Weeks Ended December 31, 2004 Compared to the 53 Weeks Ended December 31, 2003

Revenues for the fifty-two week period ended December 31, 2004 decreased $22.6 million or 29.2% from $77.8 million for the fifty-three week period ended December 31, 2003 to $55.1 million for the same period in 2004. The decrease is substantially attributable to the decrease in total operating units. Between the filing date of bankruptcy and the end of 2004, 40 operating units were rejected, closed and/or sold. Partially offsetting the decrease in revenue was the same store sales for those core units that were open at the end of the year reflected an increase of 1.9% for the 52 weeks ended December 31, 2004 versus the same period in 2003.

Food and beverage costs for the fifty-two week period ended December 31, 2004 decreased $9.7 million or 34.1% from $28.4 million for the fifty-three week period ended December 31, 2003 to $18.7 million for the same period in 2004. Food and beverage costs as a percentage of net revenues were 34.0% for the fifty-two week period ended December 31, 2004 compared to 36.5% for the same period in 2003. Food and beverage costs as a percentage of net revenues for the core restaurants only were 33.6% for the fifty-two week period ended December 31, 2004 compared to 35.0% for the same period in 2003. The major reason for this decrease was the effect of a mid-year major menu price increase coupled with a reengineering of the menu that increased the average entrée price by almost 8% and (except for the core restaurants comparative) the sale of several unprofitable units in the first quarter of fiscal year 2004. Also the record high beef prices that affected the Company through most of fiscal year 2003 and the first half of fiscal year 2004 declined somewhat in the summer and then stabilized.

Payroll and payroll related costs for the fifty-two week period ended December 31, 2004 decreased $9.1 million or 32.9% from $27.7 million for the fifty-three week period ended December 31, 2003 to $18.6 million for the same period in 2004. The total payroll and payroll related costs as a percentage of revenues were 33.9% for the fifty-two week period ended December 31, 2004 compared to 35.6% for the same period in 2003. The primary reason for this decrease as a percentage relationship to revenue is the effect of the menu price increase coupled with a company-wide effort to maximize staff efficiencies and the sale of several unprofitable units in the first quarter of FY 2004. The total payroll and payroll related costs as a percentage of revenues for the core restaurants were 33.8% for the fifty-two week period ended December 31, 2004 compared to 33.2% for the same period in 2003. The major reason for this increase as a percentage relationship to revenue is the impact of approximately 25% higher Workers Compensation insurance and company-sponsored medical benefits. Partially offsetting these large increases was a company-wide effort to maximize staff efficiencies and reduce payroll dollars.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 31, 2004 decreased $8.6 million or 42.9% from $20.0 million for the fifty-three week period ended December 31, 2003 to $11.4 million for the same period in 2004. The costs as a percentage of net revenues were 20.8% for the fifty-two week period ended December 31, 2004 compared to 25.7% for the same period in 2003. The primary reason for this decrease as a percentage relationship to revenue is the effect of the menu price increase coupled with the sale of several unprofitable units in the first quarter of fiscal year 2004. The costs as a percentage of net revenues for the core restaurants were 20.2% for the fifty-two week period ended December 31, 2004 compared to 20.8% for the same period in 2003. The primary reason for this decrease as a percentage relationship to revenue is the effect of the menu price increase.

Depreciation and amortization for the fifty-two week period ended December 31, 2004 decreased $0.6 million or 34.2% from $1.9 million for the fifty-three week period ended December 31, 2003 to $1.2 million for the same period in 2004. The main reason for this decrease is that between the filing date of bankruptcy and the end of 2004, 40 operating units were rejected, closed and/or sold, as well as the discontinuance of Pacific Basin Foods in Chapter 7.

General and administrative expenses for the fifty-two week period ended December 31, 2004 decreased approximately $0.3 million or 5.3% from $4.7 million for the fifty-three week period ended December 31, 2003 to $4.5 million for the same period in 2004. General and Administrative expenses as a percentage of restaurant revenues was 7.7% for the fifty-two week period ended December 31, 2004 compared to 6.1% for the same period in 2003. The chief reasons for the increase as a percentage relationship to revenue is higher legal and outside accounting fees associated with the reorganized company and fresh start accounting, as well as non-cash deferred compensation expense for employee stock options of $0.5 million the Company granted to help retain and attract management talent. General and Administrative expenses as a percentage of restaurant revenues for the core restaurants (without non-cash compensation expense) was 7.3% for the fifty-two week period ended December 31, 2004 compared to 8.5% for the same period in 2003. The chief reason for this decrease as a percentage relationship to revenue is the positive effects of renewing the lease at the corporate office at a more favorable rate, as well as, renegotiating maintenance contracts and leases for significant savings. Also contributing to the improvement was some minor reductions in force in the accounting area, i.e. Accounts Payable Supervisor, etc.

Total other income and interest expense, net, for the fifty-two week period ended December 31, 2004 decreased $1.2 million or 50.1% from $2.4 million for the fifty-three week period ended December 31, 2003 to $1.2 million for the same period in 2004. The decrease is principally due to the conversion of the Predecessor Company’s short and long-term debt plus accrued interest to the unsecured interest free creditors note of the Reorganized Company.

Total reorganization items, net, for the fifty-two week period ended December 31, 2004 was a gain of $26,388 as most gains were taken prior to the effective date. Comparing to the fifty-three week period ended December 31, 2003 the net gain was $1.5 million which was the result of gains associated with the rejection and or sale of 22 units that totaled $3.5 million partially offset by the high legal and professional fees specifically associated with the bankruptcy of approximately $2.0 million.

For the fifty-two week period ended December 31, 2004 there was no gain from discontinued operations. The gain from discontinued operations for the fifty-three week period ended December 31, 2003 was $1.0 million. On October 11, 2002 Pacific Basin Foods ceased operations and filed for Chapter 7 with the United States Bankruptcy Court in Riverside, California. The Company had a net liability of $1.0 million as of December 31, 2002. As Pacific Basin Foods has legally and practically ceased operations the net liability was recognized as one time income of discontinued operations, net of taxes.

Net loss for the fifty-two week period ended December 31, 2004 decreased $4.2 million from $4.9 million for the fifty-three week period ended December 31, 2003 to $0.6 million for the same period in 2004. The decrease is principally due to in FY 2004 (for the most of the year) the Company was to down to the core (25) profitable restaurants versus FY 2003 which operating results included 25 additional underperforming and/or unprofitable units. Also contributing to the improvement is the menu price increase, the reengineering of the menu and the reduction in the cost of beef in the second half of the year. Net income as a percentage of restaurant revenues for the core restaurants were 0.6% for the fifty-two week period ended December 31, 2004 compared to a net loss of 1.8% for the same period in 2003. The chief reason for this decrease as a percentage relationship to revenue were the menu price increase, the reengineering of the menu, the reduction in the cost of beef in the second half of the year, a company-wide effort to maximize staff efficiencies and reduce payroll dollars partially offset by the impact of approximately 25% higher workmen compensation insurance and company sponsored medical benefits. Partially offsetting these improvements was a non-cash deferred compensation expense for employee stock options ($0.5 million) that the Company granted to help retain and attract management talent.

Liquidity and Capital Resources

Our principal source of liquidity is from our restaurant sales, which, as noted above, are primarily derived from cash or credit/debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding sections and capital expenditures.

A comparison of our sources and uses of funds for 2005 and 2004 follow (in millions):

	2005	2004	Change
Net cash provided by (used in) continuing operating activities	$(0.0)	$(0.7)	$0.7
Net cash provided by (used in) continuing investing activities	$(0.4)	$0.2	$(0.6)
Net cash provided by (used in) continuing financing activities	$0.2	$(1.0)	$1.2

Net increase (decrease) in cash and cash equivalents	$(0.2)	$(1.5)	$1.3

On the Effective Date of the Plan, all then-outstanding equity securities of the pre-petition company (the “Predecessor Company”), as well as substantial amounts of its pre-petition liabilities, were cancelled. The new authorized capitalization of the reorganized company on the Effective Date pursuant to the Plan consisted of 15.0 million shares of new common stock and 5.0 million shares of new preferred stock. Upon the Effective Date, and pursuant to the terms of the Plan, the entire balance of the DIP credit facility became due and payable in the form of 90%, or 4.5 million shares, of our common stock issued to the former members of Steakhouse Investors, LLP or its assignees in consideration of the full release of our obligations under the DIP credit facility. All such shares were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan, an independent creditor litigation trust (“Creditor Trust”) was established for the benefit of our pre-petition creditors, and 500,000 shares of common stock are reserved for issuance to creditors in connection with obligations under the Plan.

We had a cash and cash equivalents balance of $0.5 million at December 31, 2005. During fiscal 2005, we maintained a current ratio of 0.22-to-1, which arose from a working capital deficit of $9.7 million, which includes short-term debt ($6.0 million) resulting from the Plan. Currently, we are negotiating with the trustee for the unsecured creditors to either extend the terms of the short-term debt, per the Plan, to more closely match the cash generated from operations or allow us to consolidate the debt. During 2005, we raised through the sale of common stock and warrants approximately $1.5 million for the reduction of debt and working capital. (See Financial Note #14).

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations at December 31, 2005 were as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Due in Fiscal year		2006	2007-2008	2009-2010	After 2010
Long-term debt (including current portion)	$8.6	$5.9	$2.1	$0.6	$0.0
Operating leases	$24.3	$2.5	$4.5	$4.0	$13.3
Capital leases	$8.7	$0.3	$0.7	$0.9	$6.8

Total	$41.6	$8.7	$7.3	$5.5	$20.1

Our long-term debt and operating leases are described in Financial Notes #8 and 12, respectively, of the accompanying consolidated financial statements.

Our management believes that our current capital structure, which includes proceeds from the private placement financing, is sufficient to meet our 2005 requirements.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We currently comply with this guidance and, therefore, the application of FSP 13-1 did not have a material effect on our consolidated financial statements.

In June 2005, the FASB reached a consensus on EITF 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We currently comply with this guidance and, therefore, the adoption of EITF 05-06 does not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123, Share-Based Payment. SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in our net income for grants of stock options to employees. Beginning in the first quarter of 2006, we will recognize compensation expense in our financial statements based on the fair value of all share-based payments to employees. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The future impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted. However, had SFAS 123(R) been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures, as reflected in Footnote 15 to our financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SAFS 123(R). Among other things, SAB 107 describes the staff’s expectations in determining the assumptions that underline the fair value estimates and discusses the interpretations of SFAS 123(R) with certain existing staff guidance. SAB 107 should be applied upon the adoption of SFAS 123(R).

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

We consider our current price structure to be very competitive. We consider this factor, among others, when passing cost increases on to our customers. Sales prices were effectively increased by 4.8% in fiscal 2005, 4.0% in fiscal 2004 and 0.0% in fiscal 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.  Our exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.  As of December 31, 2005, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk.  We do not have any foreign currency exposure because we currently do not transact business in foreign currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that information we are required to disclose is timely reported. Notwithstanding the foregoing, there can be no assurance that our disclosure controls and procedures will detect or uncover all failures of persons within the Company and our subsidiaries to disclose material information otherwise required to be set forth in our periodic reports.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our Bylaws provide for a Board consisting of no less than three and no more than seven members, the exact number within this range being determined by the Board. The number of directors is currently set at three. Each director holds office until the next annual meeting of stockholders and until such director’s successor is duly elected and qualified, or until such director’s earlier death, resignation or removal.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
A. Stone Douglass (1)	58	Chairman of the Board, President, Chief Executive Officer and Secretary
Joseph L. Wulkowicz	55	Vice President, Chief Financial Officer and Assistant Secretary
Susan Schulze-Claasen	51	Executive Vice President, Chief Administrative Officer and General Counsel
Edgar Tod Lindner (1)(2)(3)	60	Director
Thomas A. Edler (2)(3)	62	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

The following is a brief summary of the background of the Company’s directors and executive officers. Each executive officer holds office until his successor is elected or qualified, or until his earlier death, resignation or removal.

A. STONE DOUGLASS. Mr. Douglass was appointed as our President, Chief Executive Officer and Secretary, and as one of our directors, effective as of July 20, 2003, pursuant to the terms of a post-petition debtor-in-possession financing agreement entered into by us and pursuant to the order of the Bankruptcy Court, entered on August 13, 2003. He was named Chairman in December 31, 2003. Mr. Douglass is an experienced merchant banker and distressed business management consultant. Mr. Douglass has over 30 years of experience in finance and managing public and private companies, including acting as director and/or interim chief executive officer of companies reorganized in bankruptcy. Mr. Douglass is a Managing Director of Compass Partners, L.L.C., a merchant bank specializing in restructuring and bankruptcy reorganization. Mr. Douglass is also Chairman of Duck’s Nest Investments, Inc., a private investment and merchant bank. From July 2002 to May 2003, Mr. Douglass was Chief Operating Officer of ACE Audiovisual, Inc., a commercial integrator of audiovisual products. From June 2001 to June 2002, Mr. Douglass was President of Inline Orthodontix, an orthodontic productions distribution company. From October 2000 to August 2001, Mr. Douglass was President and Chief Executive Officer of VisionAmerica, Inc. (AMEX: VISN), an optometric physicians practice management company. From August 1998 to May 2001, Mr. Douglass was also President and Chief Executive Officer of Apple Orthodontix, Inc. (AMEX: AOI), an orthodontic practice management company. Mr. Douglass also has served as a director of Neocork Technologies, Inc., since February 2004. Mr. Douglass earned a Bachelor of Science degree in Business Management from Farleigh Dickinson University in 1970.

JOSEPH L. WULKOWICZ. Mr. Wulkowicz was appointed as our Vice President and Chief Financial Officer and Assistant Secretary in December 2003 upon confirmation of the bankruptcy Plan. Since November 1999, Mr. Wulkowicz has served as Chief Financial Officer and Assistant Secretary of Paragon Steakhouse Restaurants, Inc. Mr. Wulkowicz served as the Chief Financial Officer of McArthur/HTC International, a leading importer and marketer of sports and promotional products, from January 1997 through November 1999. Mr. Wulkowicz earned a Masters in Business Administration in Finance from DePaul University Graduate School of Business in 1976.

SUSAN SCHULZE-CLAASEN. Ms. Schulze-Claasen was appointed as our Vice President and General Counsel in December 2003 upon confirmation of the bankruptcy Plan, and was named Executive Vice President, Chief Administrative Officer and General Counsel effective March 1, 2005. Ms. Schulze-Claasen has served as Vice President–General Counsel and Assistant Secretary of Paragon Steakhouse Restaurants, Inc. since June 1985, and now serves as President. Ms. Schulze-Claasen holds a Juris Doctorate from Valparaiso University, School of Law in 1979.

EDGAR TOD LINDNER. Mr. Lindner has been one of our directors since February 1999. Mr. Lindner has been the Director—Private Placements with Jane Capital Partners since April 2003. Prior to joining Jane Capital Partners, Mr. Lindner was the managing director of Pentech Capital Markets Group since May 1999. Prior to joining Pentech Capital Markets Group, Mr. Lindner was a managing director of Ally Capital Group Inc., an investment-banking firm, from May 1996 to April 1999. Mr. Lindner also served as a director of Neocork Technologies, Inc., from August 2002 until December 2003 and was reappointed to that board in March of 2005. Mr. Lindner received his Bachelor of Science in Finance and Banking from the University of Oregon in 1966.

THOMAS A. EDLER. Mr. Edler has been one of our directors since May 1998. Mr. Edler has been President and Chief Executive Officer of Pacific Coast Advisers, Inc. since September 1999. In addition, Mr. Edler served as Senior Vice President of Capitol Bay Securities, a regional investment-banking firm, from May 1999 to January 2001. Mr. Edler received his Bachelor of Science degree from Indiana University in 1966, with subsequent post-graduate studies at the University of Southern California in 1969. Mr. Edler served as an officer in the United States Air Force for four years immediately following college.

Committees of the Board of Directors

The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating Committee.

The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including selecting our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our independent auditors and our accounting practices. Mr. Lindner and Mr. Edler are members of the Audit Committee and are non-employee directors.

The Compensation Committee reviews and approves the compensation and benefits of our key executive officers, administers our employee benefit plans and makes recommendations to the Board of Directors regarding such matters. Mr. Lindner and Mr. Edler are members of the Compensation Committee.

The Nominating Committee reviews and assesses the composition of the Board of Directors, assists in identifying potential new candidates for director and nominates candidates for election to the Board of Directors. The Nominating Committee currently consists of Mr. Douglass and Mr. Lindner.

Audit Committee Financial Expert

Under rules of the SEC, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934 (the “Exchange Act”) and whether that expert is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Mr. Lindner is an “audit committee financial expert” and is also “independent.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose any reporting violations with respect to the 2005 fiscal year, which came to our attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to us. Based solely on review of such forms we received, we believe that all required reports for the 2005 fiscal year have been timely filed.

Code of Ethics

We adopted a written Code of Ethics (the “Code of Ethics”) that applies to our President and Chief Executive Officer and Chief Financial Officer. A copy of the Code of Ethics is available on our website at www.paragonsteak.com and print copies are available to any shareholder that requests a copy. Any amendment to the Code of Ethics or any waiver of the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Code of Conduct

We adopted a Code of Conduct that applies to all employees, including all executive officers and senior financial officers and directors. Print copies of our Code of Conduct are available to any shareholder that requests a copy.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation

The following table sets forth the compensation paid to or earned from us during each of our last three fiscal years by our President and Chief Executive Officer and the two other most highly compensated executive officers whose total cash compensation for the year ended December 31, 2005 exceeded $100,000 (collectively referred to herein as the “Named Executive Officers”).

	Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus ($)	Other Annual Compensation ($) (4)		Securities Underlying Options (#) (5)
A. Stone Douglass (1) President, Chief Executive Officer and Secretary	2005 2004 2003	$ $ $	200,012 200,012 81,543	— — —	$ $ $	34,380 28,800 9,186	— 250,000 —

Joseph Wulkowicz (2) Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	156,800 158,686 130,007	— — —	$ $ $	12,000 9,785 4,800	— 100,000 —

Susan Schulze-Claasen (3) Executive Vice President, Chief Administrative Officer and General Counsel	2005 2004 2003	$ $ $	150,014 155,186 125,015	— — —	$ $ $	12,000 12,000 12,000	— 100,000 —

(1)	Mr. Douglass commenced serving as our President, Chief Executive Officer and Secretary effective as of July 30, 2003.
(2)	Mr. Wulkowicz commenced serving as Vice President and Chief Financial Officer as of the effective date of the Plan of Reorganization, December 31, 2003. The salary and other compensation for 2003 are for prior positions with us.
(3)	Ms. Schulze-Claasen commenced serving as Vice President and General Counsel as of the effective date of the Plan of Reorganization, December 31, 2003, and was named Executive Vice President and Chief Administrative Officer and General Counsel effective March 1, 2005. The salary and other compensation for 2003 are for prior positions with us.
(4)	Other annual compensation for Mr. Douglass includes (i) an automobile allowance and (ii) a housing allowance ($26,880 in 2005, $21,300 in 2004 and $0 in 2003).
(5)	Stock options were granted under our 2004 Stock Incentive Plan on April 16, 2004. Each option becomes exercisable over a period of three years at the rate of one-third of the shares subject to the options on the first, second and third anniversaries of the grant date.

Stock Options

There were no options to acquire shares of our common stock granted to or exercised by the Named Executive Officers during the fiscal year ended December 31, 2005. The following table sets forth information concerning the fiscal year-end value of unexercised options held by each of the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of In-the-Money Unexercised Options at December 31, 2005 (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
A. Stone Douglass	83,333	166,667	—	—

Joseph Wulkowicz	33,333	66,667	—	—

Susan Schulze-Claasen	33,333	66,667	—	—

(1)	Based on the December 31, 2005 closing price of $0.55 per share of our common stock as reported on the Pink Sheets; there were no exercisable, in-the-money options as of December 31, 2005.

Director Compensation

No fees are paid to our non-employee directors. Directors may be reimbursed for any out-of-pocket expenses they incur in the performance of their responsibilities for us.

Under the terms of the 2004 Stock Incentive Plan, non-employee directors are eligible to receive options to purchase shares of our common stock. The two non-employee directors were each granted options for 50,000 shares during 2004, becoming exercisable one year from the date of grant and exercisable at $1.11 per share. There were no options exercised as of December 31, 2005.

Employment Contracts, Termination of Employment and Change in Control Arrangements

We entered into a three-year employment agreement dated as of April 1, 2004 with Mr. Douglass to serve as our President and Chief Executive Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Douglass or us. The agreement provides for a minimum annual salary of $200,000, and an annual bonus at the discretion of the Board of Directors. In the event Mr. Douglass’s employment period is terminated as a result of his death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Mr. Douglass will be entitled to receive his base salary of $200,000 through the date of termination and for the one-year period following the date of termination. In the event Mr. Douglass’s employment is terminated by us for a reason other than for cause (as defined in the agreement) or on account of a change of control, Mr. Douglass will be entitled to receive his base salary through the third anniversary date of his employment agreement. Additionally, the agreement contains non-compete and non-solicitation provisions which provide the Mr. Douglass will not compete during the period in which he is either receiving compensation from us, or for one year after he has been terminated for cause. Mr. Douglass’s employment agreement also provides that during the term of his employment, we will nominate, and use our best efforts to elect, Mr. Douglass to serve as a member of our Board of Directors.

We entered into a three-year employment agreement dated as of April 1, 2004 with Mr. Wulkowicz to serve as Vice President and Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Wulkowicz or us. The agreement provides for a minimum annual salary of $155,000, and an annual bonus at the discretion of the Board of Directors. In the event Mr. Wulkowicz’s employment period is terminated as a result of his death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Mr. Wulkowicz will be entitled to receive his base salary through the date of termination and for the period of one-year following the date of termination. In the event Mr. Wulkowicz’s employment is terminated by us for a reason other than for cause (as defined in the agreement) or other than a change of control, Mr. Wulkowicz will be entitled to receive the lesser of: (i) his base salary through the third anniversary date of his employment agreement; and (ii) his base salary for a period of 12 months after the date of termination. Additionally, the agreement contains a non-solicitation provision.

We entered into a three-year employment agreement dated as of April 1, 2004 with Ms. Schulze-Claasen to serve as Vice President and General Counsel. She was appointed as our Executive Vice President, Chief Administrative Officer and General Counsel effective March 1, 2005. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Ms. Schulze-Claasen or us. The agreement provides for a minimum annual salary of $150,000, and an annual bonus at the discretion of the Board. In the event Ms. Schulze-Claasen’s employment period is terminated as a result of her death or permanent disability (as defined in the agreement) or pursuant to a change of control (as defined in the agreement), Ms. Schulze-Claasen will be entitled to receive her base salary through the date of termination and for the period of one-year following the date of termination. In the event Ms. Schulze-Claasen’s employment is terminated by us for a reason other than for cause (as defined in the agreement) or other than a change of control, Ms. Schulze-Claasen will be entitled to receive the lesser of: (i) her base salary through the third anniversary date of her employment agreement; and (ii) her base salary for a period of 12 months after the date of termination. Additionally, the agreement contains a non-solicitation provision.

Compensation Committee Interlocks and Insider Participation

The Board of Directors has established a Compensation Committee, which is responsible for decisions regarding salaries, incentive compensation, stock options and other compensation-related matters regarding our executive officers and employees. During 2005, the Compensation Committee members included Messrs. Lindner and Edler. During 2005, no member of the Compensation Committee was an employee or former employee of ours or any of our subsidiaries or had a relationship requiring disclosure by us under Item 404 of Regulation S-K under the Exchange Act. None of our executive officers has served as a member of the compensation committee or board of directors of any entity that has or has had one or more executive officers who served as a member of our Compensation Committee or our Board of Directors during 2005.

Board Compensation Committee Report on Executive Compensation

Executive Compensation Philosophy.  Our executive compensation philosophy, as identified in the employment contracts of our officers, emphasizes two guiding principles. First, we provide a competitive executive compensation package that enables us to attract, motivate and retain talented executives. Second, we have aligned the financial interests of executives with long term shareholder return, particularly through stock options.

Base Salary and Benefits.  Our officers receive base salaries as compensation for their job performance, abilities, knowledge and experience. Apart from our contractual commitments, the Compensation Committee intends to maintain base salaries at competitive levels in the marketplace for comparable executive ability and experience. The executives also participate in standard medical, dental and related benefit programs offered to Company employees and each receives a car allowance. The Committee reviews executive base salary and benefits packages annually, and determines increases, if any, based on the officer’s contribution to corporate performance, competitive market conditions, and our salary practices with other employees.

Long Term Incentives.  Each officer has been issued options pursuant to our 2004 Stock Incentive Plan, which we believe provide an excellent vehicle for rewarding performance by our executives and retaining their services for the future.

Compensation Committee

Edgar Tod Lindner, Chairman

Thomas A. Edler

Stock Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last twenty months (i.e., since shares of common stock of the reorganized company began trading on the Pink Sheets) (a) the total shareholder return on our common stock (b) the total return on the Russell 2000 Index and (c) the total return on a peer group index. The peer group selected is: J. Alexander Corp.; Landry’s Restaurants, Inc.; Lone Star Steakhouse Inc.; O Charleys Inc; Rare Hospitality International Inc, and Ryans Restaurant Group Inc.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2005, the beneficial ownership of our common stock with respect to: (i) each person who was known by us to own beneficially more than 5% of the outstanding shares of our common stock; (ii) each director; (iii) each of our current named executive officers; and (iv) all directors and executive officers as a group. As of December 31, 2005, we had 6,635,680 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. However, under the laws of some states, personal property owned by a married person may be community property which either spouse may manage and control, and we have no information as to whether any shares shown in the following table are subject to such community property laws. Unless otherwise indicated, the address of each beneficial owner is c/o Steakhouse Partners, Inc. 10200 Willow Creek Road, San Diego, California 92131. The information provided in this table is based on our records, information filed with the SEC and information provided to us.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of December 31, 2005 through the exercise of any stock option or other right. Shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class
A. Stone Douglass (1)	263,369	3.9%
Joseph L. Wulkowicz (2)	33,333	0.5%
Susan Schulze-Claasen (2)	33,333	0.5%
Edgar Tod Lindner (3)	50,000	0.7%
Thomas A. Edler (3)	50,000	0.7%
All executive officers and directors as a group (5 persons)	430,035	6.4%

5% Stockholders:
Steven B. Sands (4) 90 Park Avenue, 39th Floor New York, NY 10016	1,035,000	15.6%

Eye of the Round, LLC (5) 90 Park Avenue, 39th Floor New York, NY 10016	885,000	13.3%

George Rich (6) 904 South Broadway Baltimore, MD 21231	983,297	14.8%

GRI Fund, LP (7) 904 South Broadway Baltimore, MD 21231	540,000	8.1%

Pablo Garcia Fernandez 90 Park Avenue, 39th Floor New York, NY 10016	400,000	6.0%

(1)	Includes 180,036 shares of common stock owned directly by Mr. Douglass and options to purchase 83,333 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of December 31, 2005.

(2)	The named individual’s beneficial ownership is of options to purchase 33,333 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of December 31, 2005.
(3)	The named individual’s beneficial ownership is of options to purchase 50,000 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of December 31, 2005.
(4)	The shares referred to consist of 885,000 shares directly owned by Eye of the Round, LLC and 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Mr. Sands disclaims beneficial ownership of all 1,035,000 shares. Based on Amendment No. 1 to Schedule 13G dated January 31, 2005, Mr. Sands is (i) manager of Eye of the Round, LLC and (ii) chairman of the general partner of the general partner of Critical Capital Growth Fund, LP. Does not include warrants to purchase 63,000 shares of common stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Mr. Sands also disclaims beneficial ownership.
(5)	Refers to 885,000 shares of common stock which are directly owned by Eye of the Round, LLC and included in Mr. Sands’ beneficial ownership under note (4) above. Does not include 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Eye of the Round, LLC disclaims beneficial ownership of such Common Stock Purchase Warrant. Also does not include warrants to purchase 63,000 shares of common stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Eye of the Round, LLC disclaims beneficial ownership.
(6)	The shares referred to include 359,964 shares directly owned by George Rich and 540,000 shares directly owned by GRI Fund, LP. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. George Rich disclaims beneficial ownership of shares owned by GRI Fund, LP. Also includes options to purchase 83,333 shares of common stock granted to Mr. Rich pursuant to our 2004 Stock Incentive Plan which are currently exercisable within 60 days of December 31, 2005.
(7)	Refers to 540,000 shares which are directly owned by GRI Fund, LP and included in Mr. Rich’s beneficial ownership under note (6) above. Does not include 359,964 shares directly owned by George Rich and options to purchase 250,000 shares of common stock granted to Mr. Rich pursuant to our 2004 Stock Incentive Plan which are currently are not exercisable. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. GRI Fund, LP disclaims beneficial ownership of shares owned by George Rich, including the options to purchase our common stock.

The equity compensation plan information required by this item is incorporated by reference to Part II, Item 5. Market for Registrant’s Common Equity, above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2003, Steakhouse Investors, LLC, a Delaware limited liability company (“Steakhouse Investors”) provided us with $5,000,000 in debtor in possession financing (the “DIP Loan”). The DIP Loan was evidenced by a $5 million promissory note payable by us (the “Note”). A. Stone Douglass, our Chairman and Chief Executive Officer, made a $200,000 capital contribution in, and served as manager of, Steakhouse Investors. GRI Fund, LP, currently one of our principal stockholders, made a $600,000 capital contribution in Steakhouse Investors. George Rich, the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, L.P., made a $400,000 capital contribution in Steakhouse Investors. Eye of the Round, LLC, currently one of our principal stockholders, served as member-manager of SB Steakhouse Partners, LLC (“SBSP”). SBSP made a $3,850,000 capital contribution in Steakhouse Investors.

Prior to the Effective Date of our Plan, Steakhouse Investors made a pro rata in kind distribution of the Note to its members, including Mr. Douglass, GRI Fund, LP and SBSP. SBSP, in turn, made a pro rata in kind distribution of its portion of the Note to its members, including to Eye of the Round, LLC. Upon the Effective

Date of the Plan, and pursuant to the terms of the Plan, the entire balance of the DIP Loan became due and payable in the form of 90%, or 4,500,000 shares, of our common stock in consideration of the full and complete release of our obligations under the DIP Loan, other than interest. Accordingly, on March 22, 2004, we issued 4,500,000 shares of common stock to the holders of the Note, including (i) 180,036 shares to Mr. Douglass, (ii) 899,964 shares to GRI Fund, LLP (including 359,064 shares to George Rich individually) and (iii) 885,000 shares to Eye of the Round, LLC.

Critical Capital Growth Fund, LP (“CCGF”) is a private Small Business Administration licensed equity fund. Based on Amendment No. 1 to Schedule 13G dated January 31, 2005, Mr. Sands is (i) manager of Eye of the Round, LLC and (ii) chairman of the general partner of the general partner of CCGF. Pursuant to and accordance with the terms and conditions of the Plan, we delivered a $1,535,000 principal amount unsecured promissory note to CCGF, dated October 19, 2003 (the “CCGF Note”). The CCGF note is payable in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years. Additionally, we issued to CCGF a Common Stock Purchase Warrant, dated December 30, 2003, exercisable into 150,000 shares of our common stock at an initial exercise price of $1.11 (the “CCGF Warrant”). The CCGF Warrant became exercisable, either in whole or in part, after April 1, 2005.

On December 23, 2005, George Rich was granted options to purchase 250,000 shares of our common stock under our 2004 Stock Incentive Plan in exchange for his services to us as an adviser. Such options become exercisable over a period of two years at the rate of one half of the options on the first and second anniversaries of the grant date.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Audit Related Fees

Mayer Hoffman McCann P.C. (“MHM”) was our independent accountant for the fiscal years ended December 31, 2005 and December 31, 2004. MHM replaced Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), who audited our financial statement as of December 31, 2003 (for the reorganized company) and December 30, 2003 (for the predecessor company, debtor-in possession). Services provided to us by MHM with respect to the fiscal years ended December 31, 2005 and December 31, 2004 consisted of the audit of our consolidated financial statements and limited reviews of our Quarterly Reports on Form 10-Q for the interim periods included therein (after the second quarter of fiscal 2004) totaling $207,793 for 2005 and $107,000 for 2004.

Services provided by SLGG in 2005 consisted of limited review of our Annual Report on Form 10-K for the year ended December 31, 2004 totaling $25,582. Services provided to us by SLGG with respect to the fiscal year ended December 30/31, 2003 (predecessor company/reorganized company) consisted of the audit of our consolidated financial statements and limited reviews of our Quarterly Reports on Form 10-Q for the interim periods included therein totaling $102,500. Services provided by SLGG subsequent to December 31, 2003 consisted of limited reviews of our Quarterly Reports on Form 10-Q for the interim periods ended June 29, 2003 and March 30, 2003 totaling $37,000.

Tax Fees

SLGG has provided services to us with respect to the preparation of corporate income tax returns or tax planning matters. Tax fees were $16,000 for 2005 and $15,000 for 2004. MHM did not provide any services to us with respect to tax matters.

All Other Fees

MHM did not provide any services with respect to any matters other than described above.

Pre-Approval Policies and Procedures

The Audit Committee meets periodically to review and approve the scope of the services to be provided to us by our independent accountant, as well to review and discuss any issues that may arise during an engagement. Any non-audit services provided to us would have to be approved by the Audit Committee. There are currently no such additional services performed. The Audit Committee considers various issues with respect to the services to be provided by its independent accountant, including the complexity of any engagement, its expected cost, the knowledge and expertise of the independent accountant’s staff, any complex accounting or disclosure issues, new accounting pronouncements, and the capability of the Company’s financial staff.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements commencing on page F-1.

2.	The Financial Statement Schedule on page F-38.

The following documents are filed as exhibits to this report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated November 17, 2005 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed November 22, 2005).

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated March 1, 2006 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed March 6, 2006).

3.1	Amended and Restated Certificate of Incorporation Pursuant to Reorganization (incorporated by reference to Form 10-K filed on April 12, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Form 10-K filed on April 12, 2005).

4.1	Form of Private Placement Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed on January 24, 2005).

4.2	Form of April 2005 Common Stock Purchase Warrant (incorporated by reference to Form 10-K filed on April 12, 2005).

4.3	Amended and Restated Common Stock Purchase Warrant issued to Critical Capital Growth Fund, L.P., dated December 30, 2003 (incorporated by reference to Form 10-K filed on April 12, 2005).

4.4	Form of Common Stock certificate.

10.1	Merger Agreement dated August 31, 1998 by and among Steakhouse Partners, Inc. as successor and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co. Ltd., on the other hand (incorporated by reference to Form 8-K filed on September 14, 1998).

10.2	First Amendment, dated September 14, 1998, to Merger Agreement, dated August 31, 1998, by and among Steakhouse Partners, Inc. and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand (incorporated by reference to Form 8-K filed on January 5, 1999).

10.3	Second Amendment, dated September 25, 1998, to Merger Agreement, dated August 31, 1998, by and among Steakhouse Partners, Inc. and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand (incorporated by reference to Form 8-K filed on January 4, 1999).

10.4	Third Amendment, dated December 7, 1998, to Merger Agreement, dated August 31, 1998, by and among Steakhouse Partners, Inc. and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand (incorporated by reference to Form 8-K filed on January 4, 1999).

10.5	Unsecured Promissory Note dated October 19, 2003 executed by Steakhouse Partners, Inc. and Paragon Steakhouse Restaurants, Inc. in favor of Critical Capital Growth Fund, L.P. (incorporated by reference to Form 10-K filed on April 12, 2005).

10.6	Form of Private Placement Registration Rights Agreement (incorporated by reference to Form 8-K filed on January 24, 2005).

10.7	2004 Stock Incentive Plan (incorporated by reference to Schedule 14C Information Statement filed on January 5, 2005).

10.8#	Form of Stock Option Agreement for options granted under 2004 Stock Incentive Plan.

Exhibit Number	Description

10.9	Form of April 2005 Registration Rights Agreement (incorporated by reference to Form 10-K filed on April 12, 2005).

10.10#	A. Stone Douglass Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

10.11#	Susan Schulze-Claasen Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

10.12#	Joseph L. Wulkowicz Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

14.1	Code of Ethics (incorporated by reference to Form 10-K filed on April 28, 2004).

16.1	Letter from Former Accountants responding to Form 8-K filed on January 28, 2005 (incorporated by reference to Form 8-K filed on January 28, 2005).

16.2	Letter from Former Accountants responding to Form 8-K/A filed on February 7, 2005 (incorporated by reference to Form 8-K/A filed on February 7, 2005).

21.1	List of Subsidiaries of Steakhouse Partners, Inc. (incorporated by reference to Form 10-K filed on April 12, 2005).

24.1	Power of Attorney (included on signature page).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form 8-K announcing termination, effective March 14, 2006, of the Agreement and Plan of Merger, dated November 17, 2005, as amended, by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated herein by reference to Form 8-K filed March 17, 2006.)

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2006

STEAKHOUSE PARTNERS, INC.	STEAKHOUSE PARTNERS, INC.

/s/ A. STONE DOUGLASS	/s/ JOSEPH L. WULKOWICZ
A. STONE DOUGLASS	JOSEPH L. WULKOWICZ
President, Chief Executive Officer, and Chairman of the Board of Directors (Serving as principal executive officer)	Vice President and Chief Financial Officer (Serving as principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Stone Douglass and Joseph L. Wulkowicz, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity		Date

	/s/ A. STONE DOUGLASS	April 5, 2006
Name:	A. Stone Douglass
Title:	President, Chief Executive Officer, and Chairman of the Board of Directors

	/s/ THOMAS A. EDLER	April 5, 2006
Name:	Thomas A. Edler
Title:	Director

	/s/ EDGAR TOD LINDNER	April 5, 2006
Name:	Edgar Tod Lindner
Title:	Director

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REORGANIZED COMPANY

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONTENTS

December 31, 2005

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet for Reorganized Company as of December 31, 2005 and 2004	F-2–3

Consolidated Statement of Operations for Reorganized Company as of December 31, 2005, 2004 and 2003 and Predecessor Company as of December 30, 2003	F-4–5

Consolidated Statement of Stockholders’ Equity (Deficit) for Reorganized Company as of December 31, 2005, 2004 and 2003	F-6

Consolidated Statement of Cash Flows for Reorganized Company as of December 31, 2005, 2004 and 2003 and Predecessor Company as of December 30, 2003	F-7–8

Notes to Consolidated Financial Statements	F-9–37

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II	F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steakhouse Partners, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. We have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit. The financial statements of the Company as of December 31, 2003, were audited by other auditors whose report dated March 16, 2004, on those statements included an explanatory paragraph that described the Company as having maintained a current ratio of 0.31:1 and 0.25:1, for December 31, 2003 and December 31, 2002 (Predecessor Company, Debtor-in-Possession) respectively and, in addition, that the Company had a working capital deficit of approximately $9,000,000 and $12,400,000 respectively, as discussed in Note 4 to the financial statements.

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

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steakhouse Partners, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has been unable to earn a profit during any year. The Company also maintained a current ratio of 0.22:1 and 0.23:1 for December 31, 2005 and 2004, respectively. Additionally, the Company had a working capital deficit of approximately $9,700,000 and 8,800,000 in 2005 and 2004, respectively. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/    Mayer Hoffman McCann P.C.

San Diego, California

March 7, 2006

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Reorganized Company as of Year End December 31, 2005 and 2004

(in thousands)

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$449	$716
Accounts receivable, net of allowance for doubtful accounts of $0 and $14	754	268
Inventories	950	907
Prepaid expenses and other current assets	471	707

Total current assets	2,624	2,598
Property, plant, and equipment, net	10,292	11,188
Liquor licenses	688	688
Deposits and other assets	330	200
Tradenames	13,921	13,921
Goodwill	2,879	2,879

Total assets	$30,734	$31,474

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Reorganized Company as of Year End December 31, 2005 and 2004

(in thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2005	December 31, 2004
Liabilities
Current liabilities
Current portion of long term debt	$5,925	$3,725
Current portion of capital lease	309	258
Accounts payable	2,877	3,204
Accrued expenses	294	1,384
Unearned revenue	1,703	1,646
Reserve for self insurance claims	103	124
Sales and property taxes payable	55	48
Accrued payroll costs	1,031	1,045

Total current liabilities	12,297	11,434
Long term debt, net of current portion	2,695	5,660
Long term capital lease	8,429	8,738
Deferred rent	223	131

Total liabilities	23,644	25,963

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized 6,635,680 and 5,000,000 shares issued and outstanding	7	5
Additional paid-in capital	8,758	7,596
Deferred compensation	(585)	(1,455)
Accumulated deficit	(1,090)	(635)

Total stockholders’ equity	7,090	5,511

Total liabilities and stockholders’ equity	$30,734	$31,474

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Reorganized Company for the Year Ended December 31, 2005, 2004, 2003

and Predecessor Company (Debtor-in-Possession)

for the Year Ended December 30, 2003

(in thousands, except per share amounts)

	Reorganized Company			Predecessor Company
	December 31, 2005	December 31, 2004	December 31, 2003	December 30, 2003
Revenues, net	$52,001	$54,505	$—	$77,758
Disposed restaurants	—	565	—	—

Revenues, net	52,001	55,070	—	77,758

Cost of sales
Food and beverage	17,016	18,261	—	28,396
Disposed restaurants	—	449	—	—
Payroll and payroll related costs	17,726	18,309	—	27,704
Disposed restaurants	—	289	—	—
Direct operating costs (includes asset impairment of $51, $0, and $0,)	11,234	11,194	—	20,008
Disposed restaurants	—	235	—	—
Depreciation and amortization	1,283	1,225	—	1,877
Disposed restaurants	—	10	—	—

Total cost of sales	47,259	49,972	—	77,985
Gross profit (loss)	4,742	5,098	—	(227)

General and administrative (includes non cash compensation of $388, $500, and $0 respectively)	4,348	4,459	—	4,711

Legal settlement	—	35	—	—

Income (loss) before other income (expense)	394	604	—	(4,938)
Other income (expense)
Miscellaneous income	386	132	—	179
Interest expense	(1,257)	(1,324)	—	(2,567)

Total other income (expense)	(871)	(1,192)	—	(2,388)
Loss before reorganization items, provision for income taxes, and Discontinuing operations	(477)	(588)	—	(7,326)

Reorganization items
Professional fees	(47)	(28)	—	(1,968)
Gain on rejection and sale of property, plant and equipment, net	—	54	—	3,516
Fresh Start Adjustment	26	—	—	—

Total reorganization items	(21)	26	—	1,548

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Reorganized Company for the Year Ended December 31, 2005, 2004, 2003

and Predecessor Company (Debtor-in-Possession)

for the Year Ended December 30, 2003

(in thousands, except per share amounts)

	Reorganized Company			Predecessor Company
	December 31, 2005	December 31, 2004	December 31, 2003	December 30, 2003
Loss before provision for income taxes and discontinuing operations	(498)	(562)	—	(5,778)
Provision for income taxes	(43)	73	—	130

Loss before discontinued operations	(455)	(635)	—	(5,908)

Income from discontinued operations	—	—	—	1,057

Net Loss	$(455)	$(635)	$—	$(4,851)

Earnings (loss) per share
Basic
Loss from continuing operations	(0.08)	(0.13)	—	(1.74)

Earnings from discontinuing operations	—	—	—	0.31

Basic loss per share	$(0.08)	$(0.13)	$—	$(1.43)

Diluted
Loss from continuing operations	(0.08)	(0.13)	—	(1.74)

Earnings from discontinuing operations	—	—	—	0.31

Diluted loss per share	$(0.08)	$(0.13)	$—	$(1.43)

Weighted average shares
Basic	5,966	5,000	—	3,387

Diluted	5,966	5,000	—	3,387

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Reorganized Company for the Year Ended

December 31, 2005, 2004 and 2003

(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
Reorganized Company
Conversion of DIP financing to:
Common Stock	4,500,000	5	4,996			5,001
Committed Stock	500,000	555				555

Balance, December 31, 2003	5,000,000	$560	$4,996	$—	$—	$5,556

Issuance of warrants in lieu of fees			90			90
Stock Options			1,955	(1,955)		—
Committed Stock Reclass		(555)	555			—
Amortization of Deferred Compensation				500		500
Net Loss					(635)	(635)

Balance, December 31, 2004	5,000,000	$5	$7,596	$(1,455)	$(635)	$5,511

Private Placement Memorandum	700,000	1	861			862
Issuance of Common Stock	935,680	1	783			784
Amortization of Deferred Compensation			(482)	870		388
Net Loss					(455)	(455)

Balance, December 31, 2005	6,635,680	$7	$8,758	$(585)	$(1,090)	$7,090

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

Reorganized Company for the Year Ended December 31, 2005, 2004, 2003

and Predecessor Company (Debtor-in-Possession)

for the Year Ended December 30, 2003

(in thousands)

	Reorganized Company			Predecessor Company
	December 31, 2005	December 31, 2004	December 31, 2003	December 30, 2003
Cash flows from operating activities
Net income (loss) from continuing operations	$(455)	$(635)	$—	(5,909)
Net income (loss) from discontinuing operations	—	—	—	1,057
Adjustment to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization (including $51 of asset impairment)	1,334	1,235	—	1,877
Gain on disposal of rejected leases	—	—	—	(1,116)
Gain on sale of property, plant and equipment through bankruptcy	—	—	—	(2,400)
Reserve for uncollectible deposits and other assets	—	—	—	303
Forgiveness of debt	—	—	—	(1,057)
Fresh Start Adjustment	51	—	—	—
Issuance of warrants in lieu of interest	—	—	—	60
Amortization of stock options issued below FMV to employees	388	500	—	—
(Increase) decrease in operating assets
Accounts receivable	(486)	(220)	—	762
Inventories	(43)	392	—	428
Prepaid expenses and other current assets	628	(12)	—	572
Deposits and other assets	(130)	(106)	—	21
Increase (decrease) in operating liabilities
Accounts payable	(429)	(889)	—	275
Accrued expenses	(932)	(232)	—	851
Unearned revenue	57	(263)	—	(454)
Reserve for self insurance claims	(21)	(47)	—	175
Sales and property taxes payable	(40)	(538)	—	(394)
Accrued payroll costs	(14)	27	—	(1,048)
Deferred rent	92	82	—	—

Net cash used in continuing operating activities	0	(706)	—	(5,997)

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

Reorganized Company for the Year Ended December 31, 2005, 2004, 2003

and Predecessor Company (Debtor-in-Possession)

for the Year Ended December 30, 2003

(in thousands)

	Reorganized Company			Predecessor Company
	December 31, 2005	December 31, 2004	December 31, 2003	December 30, 2003
Cash flows from investing activities
Change in restricted cash	—	—	—	42
Purchases of property, plant, and equipment	(417)	(436)	—	(189)
Proceeds from the sale of property, plant and equipment	—	620	—	1,827

Net cash (used in) provided by continuing investing activities	(417)	184	—	1,680

Cash flows from financing activities
Proceeds from issuance of debt	—	200	—	5,000
Proceeds from issuance stock	1,446	—	—	—
Principal payments on debt and capital leases	(1,296)	(1,168)	—	(1,228)

Net cash provided by (used in) continuing financing activities	150	(968)	—	3,772
Net decrease in cash and cash equivalents	(267)	(1,490)	—	(545)
Cash and cash equivalents, beginning of the year	716	2,205	2,205	2,750

Cash and cash equivalents, end of year	$449	$715	$2,205	2,205

Non-cash investing and financing transactions
Issuance of common stock for conversion of debt	$200	—	—	—

Financing of insurance payment through note payable	$391	$396	$275	$275

Supplemental disclosures of cash flow information
Interest paid	$1,257	$1,219	$1,668	$1,668

Income taxes paid	$33	$—	—	—

Supplemental disclosures of cash flow information for reorganization expenses paid in connection with the Chapter 11 proceedings
Professional fees paid for services	$806	$554	$1,968	$1,968

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1—COMPANY BACKGROUND AND OPERATIONS

Steakhouse Partners, Inc. (“Steakhouse”), a Delaware corporation, was incorporated on June 3, 1996 under the name “Texas Loosey’s Steakhouse & Saloon, Inc.” On December 19, 1996, the Board of Directors adopted a resolution to change its name to “Galveston’s Steakhouse Corp.” Up until December 21, 1998, Galveston’s Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as “Texas Loosey’s Chili Parlor & Saloon” (“Texas Loosey’s”).

Galveston’s Steakhouse Corp. first acquired two Texas Loosey’s restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996, which was subsequently amended on November 1, 1998, and closed escrow on the remaining two Texas Loosey’s restaurants on May 1, 1999.

On December 21, 1998, Galveston’s Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) (collectively, “PSR”) through its acquisition of all of the outstanding capital stock of PSR. PSR owns and operates restaurants located primarily throughout California, Arizona, and the Great Lakes Region. PSR also owned Pacific Basin Foods, Inc. (“PBF”), a company which was engaged in purchasing and selling food and other restaurant supplies to PSR and nonaffiliated companies. As discussed in Note 3, on October 11, 2002, PBF filed for protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the filing date.

During the year ended December 31, 1999, Galveston’s Steakhouse Corp.’s name was changed to Steakhouse Partners, Inc. (Steakhouse Partners, Inc. and its subsidiaries PSR and PBF are referred to herein collectively as the “Company.”)

On December 31, 2003, the effective date of the Company’s Plan of Reorganization (the “Plan”), all of the outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation were canceled and Steakhouse Investors, LLP (“Steakhouse Investors”) received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company’s obligations under the DIP agreement other than interest.

NOTE 2—BANKRUPTCY FILINGS

General

On February 15, 2002, Steakhouse filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”).

On February 19, 2002, PSR also filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

The February 15, 2002 filing was made in response to certain notes aggregating $1.7 million, which the Company was unable to pay (see Notes 9 and 11).

Plan Investors

On August 13, 2003, the Predecessor Company obtained and received Court approval for a $5.0 million senior secured convertible debtor-in-possession financing facility (the “DIP Credit Facility”) from Steakhouse

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Investors for payment of permitted pre-petition claims, working capital needs, letter of credit and other general corporate purposes. The DIP Credit Facility required that the Predecessor Company maintain certain financial covenants. In addition, under the agreement, the Predecessor Company was required to accrue interest at a rate of 6% per annum, which was capitalized on each payment date and added to the outstanding principal until confirmation. Upon confirmation of the plan, the DIP Credit Facility was converted into 90% of the new common stock of the Reorganized Company in exchange for a full and complete release of the Predecessor Company’s obligations under the DIP Credit Facility agreement other than interest.

Confirmation of Plan of Reorganization

The Company commenced a balloting and solicitation process with respect to the “Plan of Reorganization” (as hereinafter defined), which concluded December 3, 2003.

On December 31, 2003 (the “Effective Date”) the Predecessor Company emerged from reorganization proceedings (hereinafter, the “Reorganized Company”) under Chapter 11 of the federal bankruptcy laws pursuant to the terms of the Plan of Reorganization.

Upon confirmation of the Plan of Reorganization on the Effective Date, the entire balance of the DIP facility, including accrued interest, became due and payable to Steakhouse Investors. Accordingly, Steakhouse Investors received 4.5 million shares, or 90%, of the new common stock of the Reorganized Company, in exchange for a full and complete release of the Predecessor Company’s obligations under the DIP Credit Facility agreement, other than interest. The outstanding preferred stock, common stock, stock options, and warrants of the Predecessor Company before confirmation were all canceled.

Discharge of Liabilities

On the Effective Date, all then-outstanding equity securities of the Predecessor Company, as well as substantial amounts of its pre-petition liabilities, were cancelled. The new authorized securities of the Reorganized Company on the Effective Date pursuant to the Plan of Reorganization, consisted of 15.0 million shares of new common stock and 5.0 million shares of new preferred stock. All of the shares of the new common stock issued on the Effective Date were or will be distributed pursuant to the Plan of Reorganization in satisfaction of pre-petition claims, except for 4.5 million shares issued to Steakhouse Partners in exchange for $5.0 million DIP Credit Facility.

All such shares were issued without registration under the Securities Act of 1933 in reliance on the provision of Section 1145 of the Bankruptcy Code and Section 4(2) of the Securities Act of 1933. In addition, as part of the Plan of Reorganization an independent creditor litigation trust (“Creditor Trust”) was established for the benefit of the Predecessor Company’s pre-petition creditors.

The Company’s financial affairs were completely restructured under circumstances, whereby Steakhouse Investors exchanged its $5,000,000 super-priority administrative claim for 90% of the newly issued common stock in the reorganized company. In addition, all of the Company’s pre-petition liabilities were completely restructured upon confirmation of the Bankruptcy Plan, whereby the Company will be obligated to pay the following obligations:

1. Priority tax claim in the amount of approximately $1.9 million will be paid over a four-year period from the Effective Date with interest payable at 6% per annum. In 2005, the Bankruptcy Court amended this claim and stipulated the amount at approximately $1.8 million. (See Financial Note #8).

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

2. Secured claims in the amount of approximately $2.2 million will be paid as follows: (a) $1.5 million will be paid in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years and (b) $0.6 million will be deemed paid upon the transfer of all of the assets and lease rights of one of the Company’s restaurants in Torrance, California. On December 31, 2003, the Effective Date, the Company emerged from bankruptcy. All of the assets and lease rights of the Torrance, California, restaurant were transferred in satisfaction of such secured claim. (See Financial Note #8).

3. Unsecured claims in the amount of approximately $8.7 million to $12.7 million will be paid as follows: (a) general unsecured claims in the amount of $8.0 million to $12.0 million will be paid an estimated recovery of 50% to 70%. Each allowed claim will receive its pro rata share of $1.0 million within 30 days of the effective date of the Bankruptcy Plan and payments under an approximate $5.0 million note payable, which will be paid in the amount of $0.5 million on each April, August, and December of each year for the next three years. In addition, on December 31, 2006, the remaining unpaid balance of approximately $0.5 million becomes due. The note is non-interest-bearing and due on or before December 2006. Currently, the Company and the Trustee for the unsecured creditors are negotiating extending the payments over a longer period of time so the payments conform more closely to available cash flow. In addition, the general, unsecured creditors will receive their pro rata share of 0.5 million shares of common stock, representing 10% of the new common stock of the Company and (b) convenience claims in the amount of approximately $0.7 million will be paid an estimated recovery of 50%. (See Financial Note #8)

Accounting Impact

According to Statement of Position (“SOP”) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting and accounting treatment:

•	Balance Sheet—The balance sheet separately classifies liabilities subject to compromise from liabilities not subject to compromise.

•	Statement of Operations—Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately. Professional fees are expensed as incurred.

•	Statement of Cash Flows—Reorganization items are reported separately within the operating, investing, and financing categories of the statement of cash flows with respect to the financial statements, or details of operating cash receipts and payments resulting from the reorganization are disclosed in a supplementary schedule.

Upon emergence from bankruptcy, Steakhouse Partners implemented fresh-start accounting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of Steakhouse Partners was allocated to its assets and liabilities, its accumulated deficit was eliminated, and its new equity was issued according to the Plan of Reorganization as if it were a new reporting entity.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

SOP 90-7 requires an allocation of the reorganization equity value in conformity with procedures specified by APB 16, Business Combinations, as amended by SFAS 141, Business Combinations, for transactions reported on the basis of the purchase method. The excess of reorganization value over fair value of net assets (“goodwill”) was $2.9 million and $18.9 million as of December 31, 2004 and 2003, respectively. As an adjustment to the fair value of net assets and offset to goodwill, the Company had its Tradenames (Intangibles) valued by an outside firm. As of December 31, 2004, that value was $13.9 million. Also as an offset to goodwill, the Company had its total gift certificate liability valued by an outside firm. As of December 31, 2004, that liability was reduced by $2 million.

Goodwill rollforward:

Balance 12/31/03	$18,881,786
Fresh Start Adjustments:
Assets	35,146
Gift Certificate Liability	(2,022,641)
Tradenames	(13,921,000)
Accounts Payable and Other Accruals	(132,763)
Additional liability(attorney fees) related to the company bankruptcy reorganization	658,501
Gain on Disposal of restaurants	(619,713)

Balance 12/31/04	$2,879,316

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

The following table reflects the reorganization adjustments to the consolidated balance sheet as of December 31, 2003:

	Predecessor Company December 30, 2003	Reorgan- ization		Fresh Start Accounting (f)	Reorganized Company December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$2,205,221	$—		$—	$2,205,221
Accounts receivable, net	67,909	—		—	67,909
Inventories, net	1,298,203	—		—	1,298,203
Prepaid expenses and other current assets	497,416	—		—	497,416

Total current assets	4,068,749	—		—	4,068,749

	Predecessor Company December 30, 2003	Reorgan- ization		Fresh Start Accounting (f)	Reorganized Company December 31, 2003
Property, plant, and equipment
Building	$2,020,748	$—		$(2,020,748)	$—
Machinery and equipment	2,121,433	—		596,067	2,717,500
Leasehold improvement	688,351	—		(688,351)	—
Capital leases	13,682,442	—		(3,817,568)	9,864,874
Smallwares	949,999	—		(949,999)	—

	19,462,973	—		(6,880,599)	12,582,374
Less accumulated depreciation and amortization	6,352,419	—		(6,352,419)	—

	13,110,554	—		(528,180)	12,582,374

Other assets
Liquor license	—	—		688,000	688,000
Deposits and other assets	103,407	—		—	103,407
Cash—restricted under collateral agreements	480,496	(480,496	)(d)	—	—
Goodwill	—	—		18,881,786	18,881,786

TOTAL ASSETS	$17,763,206	$(480,496)		$19,041,606	$36,324,316

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

	Predecessor Company December 30, 2003	Reorgan- ization		Fresh Start Accounting (f)	Reorganized Company December 31, 2003
LIABILITIES NOT SUBJECT TO COMPROMISE
Current liabilities
Current portion of long-term debt	$5,137,118	$(5,000,000	)(b)	$—	$2,058,222
		(137,118	) (a)
		2,058,222	(a)
Current portion of capital lease	—	258,918	(c)	—	258,918
Accounts payable	3,144,654	1,427,935	(a)		4,572,589
Accrued expenses	1,596,858	(1,407,167	)(d)	—	189,691
Unearned revenue	3,932,122	—		—	3,932,122
Reserve for self insurance claims	578,904	(578,904	)(d)		72,716
		72,716	(a)
Sales and property taxes payable	585,299	—		—	585,299
Accrued payroll costs	1,473,853	—		—	1,473,853

Total current liabilities	16,448,808	(3,305,398)			13,143,410
Long term debt, net of current portion	1,341,313	(1,341,313	)(a)	—	7,906,213
		7,906,213	(a)
Long term capital lease, net of current portion	—	9,605,956	(c)	—	9,605,956
Deferred rent		113,182	(e)	—	113,182
Deferred tax liability	119,411	(119,411	)(d)	—	—

Total liabilities not subject to compromise	17,909,532	12,859,229		—	30,768,761

Liabilities subject to compromise	25,540,623	(25,540,623	)(a)(c)	—	—

	Predecessor Company December 30, 2003	Reorganization		Fresh Start Accounting (f)	Reorganized Company December 31, 2003
STOCKHOLDERS’ DEFICIT
Predecessor Company preferred stock, Series B	$1,000	$—		$(1,000)	$—
Predecessor Company preferred stock, Series C	1,750	—		(1,750)	—
Predecessor Company common stock	33,865	—		(33,865)	—
Reorganized Company common stock	—	4,500	(b)	—	4,500
Reorganized Company committed stock	—	555,555	(a)	—	555,555
Predecessor Company treasury stock	(175,000)	—		175,000	—
Predecessor Company additional paid-in capital	12,100,750	4,995,500	(b)	(12,100,750)	4,995,500
Reorganized Company additional paid-in capital	—	—		—	—
Accumulated deficit	(37,649,314)	(6,645,343	)(a)	(31,003,971)	—

Total stockholders’ deficit	(25,686,949)	12,200,898		19,041,606	5,555,555

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,763,206	$480,496		$19,041,606	$36,324,316

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

(a)	To record the discharge of pre-petition liabilities in the amount of $25.5 million the restructured pre-petition liabilities converted into notes payable in the amount of $9.9 million, in accordance with the Plan of Reorganization.
(b)	To record the conversion of DIP Financing in the amount $5.0 million to 4.5 million shares of common stock upon emergence from bankruptcy, in accordance with the Plan of Reorganization.
(c)	To reclassify the capital lease obligations of the retained restaurants upon emergence from bankruptcy in the amount of $9.9 million.
(d)	To record discharge of post-petition accrued liabilities which were restructured in accordance with the Plan of Reorganization in the amount of $1.9 million and to write-off cash-restricted under collateral agreements as collectability is in doubt.
(e)	To straight-line rent of the retained restaurants.
(f)	To adjust the carrying value of assets, liabilities, and stockholders’ equity to fair value, in accordance with fresh-start accounting.

NOTE 3—DISCONTINUED OPERATIONS

The Pacific Basin Foods (“PBF”) subsidiary was a wholesale food distributor serving the restaurant industry. Its principal clients were Paragon and several small regional chains. As Paragon downsized and reduced the total number of restaurants serviced by PBF, the volume required to maintain its economic feasibility also diminished.

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

The results of operations of PBF have been classified as discontinued operations in the accompanying consolidated statements of operations for the fiscal years ended 2003 and 2002. The assets and liabilities of the discontinued operations at fiscal year ended 2002 consisted of the following:

Accounts receivable	$57,989
Inventories	30,574
Prepaid expenses and other assets	43,562
Property, plant, and equipment, net	53,866
Other assets	114,366

Total assets of discontinued operations	$300,357

Accounts payable	$1,134,030
Accrued expenses	149,128
Capital lease obligations	74,662

Total liabilities of discontinued operations	$1,357,820

NET LIABILITIES OF PBF IN LIQUIDATION	$(1,057,463)

During February 2003, the Predecessor Company finalized the liquidation of PBF. In connection with final liquidation the Company recorded a gain in the amount of $1,057,463 during the year ended December 31, 2003, as the liabilities exceeded the assets.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

NOTE 4—GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2005 and 2004 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company maintained a current ratio of 0.22-to-1, 0.23-to-1 and 0.25-to-1, respectively. In addition, during the years ended December 31, 2005 and 2004 (Reorganized Company) and December 30, 2003 (Predecessor Company, Debtor-in-Possession), the Company had a working capital deficit of approximately $9.7 million, $8.8 million and $12.4 million, respectively. In fiscal 2005, the Company successfully completed the first phase (minimum) of a Private Placement Memorandum for approximately $1.4 million. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through the year ending December 31, 2006.

Management’s plans include the following:

1. Improving the Company’s financial performance through cost-reduction and restructuring of administrative overhead.

2. Refinancing the Plan of Reorganization’s Short Term Debt with Long Term Obligations.

3. Raising money through placements of its equity securities.

NOTE 5—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and that require significant judgment.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Steakhouse and its subsidiaries, PSR and PBF. Significant intercompany amounts and transactions have been eliminated in consolidation.

Fiscal Year-End

The Company reports its operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, the Company reports all years as ending December 31 (the “fiscal year end”). As a result of the Company’s emergence from bankruptcy on December 31, 2003, the

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Predecessor Company’s financial statements were reported on the last day of the fiscal year, which was December 30, 2003, and the Reorganized Company’s financial statements were reported on December 31, 2003.

Revenue Recognition

Revenues are generally recognized when services are rendered.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. The Company maintains its cash deposits at numerous banks located throughout the United States deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable consist primarily of amounts due from customers and credit card receivables. The Company has provided for an allowance for doubtful accounts, which management believes to be sufficient to account for all uncollectible amounts. Trade receivables are evaluated on an item-by-item basis and written off if deemed uncollectible.

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

B)	Local competition;

C)	Changing demographic profiles;

D)	Local economic conditions;

E)	New laws and government regulations that adversely effect sales and profits; and

F)	The ability to recruit and train skilled restaurant employees.

If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During 2005 fiscal year, the Company recorded an impairment charge of $51,000 to reduce the fair value of the furniture, fixtures and equipment, located at its Troy, Michigan, location to net realizable values.

Self-Insurance

In the past the Company was self-insured for certain losses related to general liability and workers’ compensation. The Company maintained stop loss coverage with third party insurers to limit its total exposure. The self-insurance liability represents an estimate of the ultimate cost of old claims incurred as of the balance sheet date. The estimated liability is based upon analysis of historical data and actuarial estimates, and is reviewed by the Company on a quarterly basis to ensure that the liability is appropriate. If for any reason in the final settlement of these old claims, the results differ from our estimates, our financial results could be impacted.

Goodwill

In June 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 superseded APB Opinion No. 16, “Business Combinations.” The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Identifiable Intangible Assets

The identifiable intangible assets consist of the tradenames (Carvers, Hungry Hunter’s, Hunter’s Steakhouse, Mountain Jack’s, Carvers Creek, Cliffhouse, The Whaling Company and Tippecanoe Place) valued at approximately $13.9 million. The Company has determined the tradenames to have an indefinite useful life and therefore is not amortizing the balance. In accordance with FAS 142, the Company will review the useful life each reporting period, and will test the asset for impairment at least annually, or more frequently if there are indications that the asset is impaired. No impairment existed as of December 31, 2005.

Unearned Revenue

The Company sells gift cards and recognizes a liability, which is included in unearned revenue, for gift cards outstanding until the gift cards is redeemed or considered to be unredeemable. These gift cards do not carry an expiration date, so if all outstanding gift cards are redeemed at once, our financial results (cash) would be impacted.

Deferred Rent

The leases on various facilities include certain rent relief and scheduled increasing monthly payments thereafter. In accordance with accounting principles generally accepted in the United States of America, the Company has accounted for these leases to provide for even charges to operations over the lives of the leases.

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS No. 123, provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

	Reorganized Company		Predecessor Company
	2005	2004	2003
	(in thousands)
Net loss as reported	$(455)	$(635)	$(4,851)
Add: Stock based employee compensation expense determined under intrinsic method for all awards, net of related tax effect	388	409	—
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(560)	(453)	(192)
PRO FORMA NET LOSS	$(627)	$(679)	$(5,043)

Basic loss per common share
As reported (Basic & Diluted)	$(0.08)	$(0.13)	$(1.43)
Pro forma (Basic & Diluted)	$(0.10)	$(0.14)	$(1.49)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: (1) The Reorganized Company (a) for the year ended December 31, 2005 used: dividend yield of 0%, expected volatility of 82%, risk-free interest rate of 4.0%, and expected life of three years, and (b) for the year ended December 31, 2004 used: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 2.9%, and expected life of three years; (2) The Predecessor Company for the years ended 2003 and 2002 used: dividend yield of 0%, expected volatility of 50%, risk-free interest rate of 6.3%, and expected life of five years. (Note: Effective with confirmation of the Plan of Reorganization on December 31, 2003, all existing stock options, stock option plans, and warrants were canceled.) The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Predecessor Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

Advertising and Promotional Costs

Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the fiscal years ended 2005 and 2004 (Reorganized Company), and 2003 (Predecessor Company, Debtor-in-Possession), were $0.7 million, $0.9 million, and $1.7 million respectively.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

Recently Issued Accounting Pronouncement

In October 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. The guidance requires rental costs for operating leases during the construction period to be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. We currently comply with this guidance and, therefore, the application of FSP 13-1 did not have a material effect on our consolidated financial statements.

In June 2005, the FASB reached a consensus on EITF 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination. The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We currently comply with this guidance and, therefore, the adoption of EITF 05-06 does not have a material impact on our consolidated financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

requires retrospective application, or the latest practical date, as the preferred method to report a change in accounting principle or correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies the term conditional asset retirement obligation and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity; however the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123, Share-Based Payment. SFAS 123(R) is a revision of SFAS 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective at the beginning of the first annual period beginning after June 15, 2005. Under APB Opinion No. 25, no stock-based compensation cost has been reflected in our net income for grants of stock options to employees. Beginning in the first quarter of 2006, we will recognize compensation expense in our financial statements based on the fair value of all share-based payments to employees. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. The future impact of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted. However, had SFAS 123(R) been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma net income and earnings per share disclosures, as reflected in Footnote 15 to our financial statements.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 to provide public companies additional guidance in applying the provisions of SAFS 123(R). Among other things, SAB 107 describes the staff’s expectations in determining the assumptions that underline the fair value estimates and discusses the interpretations of SFAS 123(R) with certain existing staff guidance. SAB 107 should be applied upon the adoption of SFAS 123(R).

NOTE 6—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Leasehold improvements	$210	$140	—
Furniture, fixtures, and equipment	3,391	3,038	2,717
Leased property and buildings under capital leases	9,226	9,226	9,865

	12,827	12,404	12,582
Less accumulated depreciation and amortization	2,535	1,216	—

TOTAL	$10,292	$11,188	$12,582

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Depreciation and amortization expense was $1.3 million, $1.2 million and $0 for the fiscal years ended December 2005, 2004 and 2003, respectively. Depreciation includes amortization of property and buildings under capital leases of approximately $0.6 million, $0.6 million and $0 for the fiscal years ended 2005, 2004 and 2003, respectively. During fiscal year 2005, the Company recorded an impairment charge of $51,000 to reduce the fair value of the furniture, fixtures and equipment, located at its Troy, Michigan, location to net realizable values.

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

As of the fiscal years ended 2003 and 2002, (Predecessor Company, Debtor-in-Possession) the property, plant, and equipment associated with such leases had a net book value of $1.5 million and $1.7 million, respectively, deferred rent liabilities of approximately $0.4 million and $0.5 million, respectively, capital lease obligations of $2.2 million and $2.7 million, respectively. The Company recorded a net gain during the fiscal years ended 2003 and 2002 of $1.1 million and $1.3 million, respectively, in connection with these rejected leases.

As of the fiscal years ended 2003 and 2002, the Company had negotiated the sales of nine and three restaurant leases, respectively, and related property, plant, and equipment for gross proceeds of $1.8 million and $1.1 million. As of the fiscal years ended 2003 and 2002, the property, plant, and equipment associated with such leases had net book values of $1.3 million and $0.7 million, deferred rent liabilities of $0.1 million and $0.4 million, respectively and capital lease obligations of $2.1 million and $0, respectively. The Predecessor Company recorded a net gain during the fiscal years ended 2003 and 2002 of $2.4 million and $0.8 million respectively, in connection with such sales.

During 2004, the Reorganized Company completed the sale of four restaurant leases and related property, plant and equipment for gross proceeds of $0.6 million. The sale of these restaurants was conducted through the Company’s bankruptcy proceeding and was not finalized until February 2004. As a result of the Company’s adoption of “fresh start” accounting as of December 31, 2003, the gain realized by the Company in connection with this transaction has been recorded as a reduction of goodwill.

NOTE 7—PREDECESSOR COMPANY NOTE RECEIVABLE

To obtain a letter of credit for $2.6 million required by one of the Predecessor Company’s lessors, the Predecessor Company placed a $500,000 deposit with the third party procurer of the letter of credit on November 8, 1998. The Predecessor Company in turn was able to secure its deposit with the third party procurer of the letter of credit with a non-negotiable promissory note that is non-interest-bearing. In exchange for the letter of credit, the Company was required to pay to the third party procurer approximately $0.1 million and annually issue warrants to purchase 20,000 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit was outstanding. Any money drawn on the letter of credit would have incurred an interest charge of 12% per annum, and repayment of the amount drawn down and interest charges are due within 90 days.

In exchange for certain services rendered by an investor related to the letter of credit, the Predecessor Company was required to pay the investor $42,000 and issue annually warrants to purchase 13,600 shares of common stock on the anniversary date of the letter of credit, pro rata for each year the letter of credit was outstanding.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

As of the Effective Date of the Plan of Reorganization, the letter of credit was rejected and all associated warrants were cancelled.

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following (in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Priority Tax Claim $1,921, $1,921 and $1,797 for 2003, 2004 and 2005, respectively, paid over a four-year period from the Effective Date with interest payable at 6% per annum	$1,049	$1,557	$1,921

Secured Claim $1,535 paid over a six-year period, only interest (6%) to be paid over the first three years and the principal to be amortized over the remaining three years.	1,474	1,459	1,535

Unsecured Claims $8,000 to $12,000 will be paid an estimated recovery of 50% to 70%. Each allowed claim will receive its pro rata share of $1,000 within 30 days of the effective date of the Bankruptcy Plan and payments under a $5,030 notes payable, which will be paid in the amount of $500 on each April, August and December for the next three years. Any unpaid principal is due on December 31, 2006.	4,855	4,855	5,030

Note payable, dated June 1, 2005, bearing interest at 5.0% per annum with an original principal of $299. The note requires ten monthly payments of $30 through March 2006.	61	24	61

Note payable to Sanders Constructions Co, dated July 8, 2005, bearing interest at 8.0% per annum with an original principal of $6, paid over one year period.	4	—	—

Note payable from related party, bearing interest at 11% per annum with an original principal of $80. The note requires monthly payments of $1 and is due on August 1, 2009	—	—	72
Note payable, bearing interest at 9% per annum with an original principal of $1,290. The note requires monthly payments starting May 1, 2005 and is due on or before January 1, 2008	1,177	1,290	1,345
Convertible note, non-interest bearing, converted to common stock in 2005	—	200	—

	8,620	9,385	9,964

Less current portion	5,925	3,725	2,058

LONG-TERM PORTION	$2,695	$5,660	$7,906

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Notes payable future payments:

	2006	2007	2008	2009	2010	Thereafter	TOTAL
Notes Payable	$5,925	$1,494	$627	$540	$34	—	$8,620

NOTE 9—PREDECESSOR COMPANY CONVERTIBLE DEBT

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

The terms associated with each series for the fiscal years ended 2003 and 2002 were as follows (in thousands):

	2003	2002
6% notes, due June 3, 2001	$600	$600
6% notes, due July 15, 2001	400	400
6% notes, due July 23, 2001	100	100

	1,100	1,100
Less amounts subject to compromise	1,100	1,100

TOTAL AMOUNT NOT SUBJECT TO COMPROMISE	$—	$—

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

NOTE 10—PREDECESSOR COMPANY SECURED EXCHANGEABLE NOTES

On September 29, 1998, the Predecessor Company issued a secured exchangeable note of approximately $0.7 million, maturing on September 28, 2003. Interest on the note was at 14.375% per annum based on a 360-day year and accrued from the date of the note and was payable upon exchange of the note into common stock. The coupon rate of the note increased by 2.25% every 360 days, up to a maximum of 25%. At fiscal year end, the interest rate was 25%. The note could have been exchanged for the Predecessor Company’s common stock at an exchange price equal to $4.65 or the average of the four low trades in the primary market for trading of the Predecessor Company’s common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

This note also provided warrants for the purchase of 73,125 shares of the Predecessor Company’s common stock at any time during the period commencing on the date of the note through September 28, 2003 at an exercise price per share equal to $5.28. The warrants could have been exercised whole or in part.

On December 21, 1998, the Predecessor Company issued a secured exchangeable note of $1.4 million, maturing on September 28, 2003. Interest on the note was at 12% per annum based on a 360-day year and accrued from the date of the note and was payable upon exchange of the note into common stock. The coupon rate of the note increased by 2.25% every 360 days up to a maximum of 25%. At fiscal year ended 2002, the interest rate was 23.25%. The note could have been exchanged for the Predecessor Company’s common stock at an exchange price equal to $5.50 or the average of the four low trades in the primary market for trading of the Predecessor Company’s common stock over the 22 trading days immediately proceeding the exchange date, reduced by an exchange discount.

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

NOTE 11—PREDECESSOR COMPANY DEFERRED GAIN ON SALE-LEASEBACK

During November 2001, PSR completed a sale-leaseback transaction on one of its restaurants for $0.9 million. In connection with the transaction, the buyer was required to remit $600,000 of the proceeds to an escrow account to be used for future improvements on the restaurant by the Predecessor Company. This amount was included in cash—restricted under collateral agreements.

The Predecessor Company recorded a deferred gain in the amount of $0.9 million on the transaction and amortized the gain over the life of the lease in accordance with SFAS No. 28, “Accounting for Sales with Leasebacks.” As of the fiscal year ended 2003, the Predecessor Company entered into a compromising agreement to dispose the restaurant. As such, part of the deferred gain in the amount of $0.6 million was offset against the proceeds in the escrow account, while the remaining $0.3 million was recognized as income from reorganization items.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

The Predecessor Company also leased restaurant and transportation equipment under operating and capital leases. Those leases had initial terms generally ranging from four to seven years and required a fixed monthly payment or, in the case of transportation equipment, additional payments on a per mile basis.

The Reorganized Company has assumed all leases with the same terms as the Predecessor Company that have not been rejected as of December 31, 2003. The Reorganized Company has assumed and operated 25 unit leases as of December 31, 2005.

Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2005 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2006	$2,498	$1,284
2007	2,417	1,285
2008	2,175	1,285
2009	2,058	1,295
2010	1,944	1,297
Thereafter	13,305	10,549

	$24,397	$16,995
Less amount representing interest		8,257

		8,738
Less current portion		309

LONG-TERM PORTION		$8,429

In order to guarantee its subsidiary’s performance under several leases, the Predecessor Company was obligated to post a letter of credit in the amount of $2.6 million in favor of the master lessor. Two of the Predecessor Company’s officers arranged for a third party to purchase the letter of credit in consideration of a loan to the third party of $0.5 million to be repaid without interest upon the expiration of the line of credit term. The Predecessor Company guaranteed the officers’ performance under this agreement. Additional payments of approximately $0.1 million and $42,000 were also due annually to the third party and his broker, respectively, upon renewal of the line of credit, pursuant to the arrangement with the third party. Subsequent to fiscal year end 2003, the Predecessor Company’s contractual obligation to post a letter of credit was not assumed in the Bankruptcy Plan approved by the United States Bankruptcy Court effective December 31, 2003.

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

For the fiscal years ended 2005, 2004, and 2003, rent expense was $2.6 million, $2.6 million, and $4.7 million, respectively, excluding rent expense incurred by the Predecessor Company’s wholly owned subsidiary, PBF. Rent expense incurred by PBF for the fiscal years ended 2003 was $0.

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

The Predecessor Company is also required to maintain cash deposits securing future payments under the programs and has entered into an arrangement with the insurance companies, whereby they have placed cash deposits into money market funds controlled by the insurance companies and granted the insurance companies a security interest in the cash deposits. These deposits were included in cash-restricted under collateral agreements. Estimated liabilities related to self-insurance were $1.2 million and $1.0 million at fiscal years ended 2003 and 2002, respectively. As a result of the bankruptcy filing, the Predecessor Company reclassified $0.6 million and $0.6 million for the fiscal years ended 2003 and 2002, respectively, of the self-insurance reserve to liabilities subject to compromise as such amounts represented pre-petition liabilities. Included in the estimated liability is the amount estimated to be payable with respect to existing claims for workers’ compensation during the period the Predecessor Company was self-insured for workers’ compensation.

Upon emergence from the bankruptcy, the Reorganized Company has determined that the collectability of cash-restricted under collateral agreement is in doubt and has written the balance off. In addition, the Company has written-off most liabilities related to self-insurance according to the Plan of Reorganization. There are several claims the Company still has potential liability for, and as of December 31, 2005, the maximum liability could be $112,000. However, the Company has received several proposed settlements that would reduce total liability to approximately $73,000 and at this point the claims are fully reserved.

Supplier Concentration

During 2005, the Company had a major vendor that accounted for approximately $5.0 million (11%) of the Company’s total purchases. At December 31, 2005, the amount payable to this vendor was approximately $0.2 million. The Company did not have any supplier concentrations in 2004. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

Litigation

During the fiscal year ended 2001, the Predecessor Company settled a lawsuit filed by several ex-employees of the Predecessor Company in the amount of $0.8 million, which was included in other income (expense). In addition, as of the fiscal year ended 2001, the Predecessor Company had made payments on the settlement of $600,000, leaving an unpaid balance of $200,000. As of December 31, 2003, under the final Plan of Reorganization, the remaining unpaid balance of $200,000 became an unsecured claim and will be paid as discussed in Note 2.

On July 5, 2002, the Predecessor Company entered into a settlement agreement with IDine, whereby the Company will pay IDine $2,047,429 upon confirmation of the Reorganization Plan by the Court, and IDine will

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

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

As a result of the bankruptcy filings all pending litigation and claims against the Company was stayed, and no party may take any action to realize its pre-petition claims, except pursuant to an order of the Bankruptcy Court.

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

The employment agreements with the three executive officers require annual gross salary payments of $200,000, $156,000 and $150,000 respectively, for the three executives each of whom may be terminated without cause. However, in the event any agreement is terminated without cause, the Company is obligated to pay twelve months salary to the executive. The employment agreements also provide a set number of stock options subject to shareholder approval of the 2004 Stock Incentive Plan and an annual bonus for specific performance criteria, subject to the approval of the Compensation Committee of the Board of Directors.

NOTE 13—LIABILITIES SUBJECT TO COMPROMISE

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Liabilities subject to compromise at December 30, 2003 consisted of the following (in thousands):

Convertible debt (see note 10)	$1,100
Secured exchange note (see note 11)	2,000
Notes payable (see note 9)	2,525
Accounts payable (see note 2—discharge of liabilities)	5,796
Reserve for self insurance (see note 13—self insurance)	581
Capital lease obligations (see note 13—leases)	9,865
Deferred gain on sale-leaseback (see note 12)	—
Deferred rent (see note 2)	1,284
Other accrued liabilities (see note 2)	2,389

TOTAL	$25,541

The following is a reconciliation of the changes in Liabilities subject to compromise for the period from the Petition Date through December 30, 2003:

Balance, Petition Date	$38,205
Court order authorizing payments of salaries and benefit, utilities, and payments to critical vendors	(2,275)
Payments on workers compensation and general liability	(183)
Adjustments to workers compensation and general liability accrual	75
Payments on capital leases obligation	(500)
Adjustments due to closed, rejected, or sold leases	(8,305)
Adjustment to deferred gain on sale-leaseback	(873)
Settlement of IDine contract	(782)
Other	178

BALANCE, END OF PERIOD	$25,541

NOTE 14 —STOCKHOLDERS’ EQUITY

Predecessor Company

Effective with confirmation of the Plan of Reorganization on December 31, 2003, all existing preferred, common stock, warrants and accumulated deficit were canceled.

Reorganized Company

Preferred Stock

The Reorganized Company has authorized 5.0 million shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preference, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2005, the Company did not have any preferred shares outstanding.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Common Stock and Warrants

As of the Effective date (December 31, 2003) of the Joint Plan of Reorganization, the Debtor-in-Possession financing as provided for by Steakhouse Investors, LLC converted to 90% of the common stock, or 4,500,000 shares, and the balance of the common stock was set aside to the trustee of the unsecured creditors or 0.5 million shares as partial payment of their claims.

As of the Effective Date (December 31, 2003) of the Joint Plan of Reorganization, the Company granted a warrant to purchase 150,000 shares of common stock to its secured claim note holder. The warrant was granted in consideration of the Company’s secured claim note holder extending the payment terms of its secured claim in the amount of $1,535,000. The warrant (i) is exercisable after February 1, 2005 (ii) has an exercise price of $1.11 per share (iii) and expires six years from the date of issuance. The Company has valued the warrants at $90,000, which represent the fair market value of consideration received. The value of the warrants has been recorded as a deferred financing cost, which will be amortized over six years, the extended payment terms of the note. In 2005, the Company amortized $15,000, in 2004 $13,750 and in 2003 $0.

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, the Company completed an initial closing with respect to the sale, pursuant to the Private Placement Memorandum, of 700,000 shares of common stock and common stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds (the “Private Placement”). Following the delivery of the Company’s audited financial statements for the year ended December 31, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants will be subject to increase or decrease based on the Company’s earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

In connection with the common stock offering described above, The Company paid to an advisor engaged in connection with such offerings (the “Agent”) commissions of $94,500 (nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 63,000 shares of common stock (the “Agent Warrant Shares”) at an exercise price of $2.00 per share. The Company also granted to the Agent certain registration rights with respect to the Agent Warrant Shares.

The Company is required to disclose the pro forma effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $46,215. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 35%, risk-free interest rate 3.4%, and expected life of five years.

On April 7, 2005 in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, the Company issued to an investor 173,915 shares of common stock and warrants (the “April Warrants”) to purchase 86,958 shares of common stock (the “April Warrant Shares”), at an initial exercise price of $2.00 per share (the “April Exercise Price”), in full and complete satisfaction of the Company’s obligation to pay such investor $200,002.25. Following the delivery of the Company’s audited financial statements for Fiscal 2005, the April Exercise Price of the April Warrants will be subject to increase or decrease based on our EBITDA for Fiscal 2005. The April

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Exercise Price will be adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the April Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

On September 30, 2005, in a transaction exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act and Regulation D promulgated there under, the Company completed an initial closing with respect to the sale of 761,765 shares of common stock for an aggregate of $647,500 of gross proceeds (the “Offering”). The Shares contain certain price protection provisions. The Shares were issued with restricted security legends.

In connection with the Common Stock offering described above, the Company paid to an advisor engaged in connection with such offerings (the “Agent”) commissions of $58,275 (nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 68,559 shares of common stock (the “Agent Warrant Shares”) at an exercise price of $1.0625 per share. The Company also granted to the Agent certain registration rights with respect to the Agent Warrant Shares.

The Company is required to disclose the pro forma effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $13,239. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 50%, risk-free interest rate 4.2%, and expected life of five years.

Stock Options

The 2004 Stock Incentive Plan (the “Incentive Plan”) was approved by our Board of Directors in April 2004 and by our shareholders in January 2005. The Incentive Plan was intended to attract and retain persons eligible to participate in the Incentive Plan, to motivate Participants to achieve long-term Company goals and to further align participants’ interest with those of the Company’s other stockholders. There were initially 1.5 million shares available for grant under the Incentive Plan. The number of shares available under the Incentive Plan may automatically increase, at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2,000,000 shares. Options vest over a period determined by the Board of Directors for up to ten years from the date of grant. The exercise price of options granted under the Incentive Plan are determined by the Board of Directors, provided that the exercise price is not less than fair market value of the Reorganized Company’s common stock on the date of grant.

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Authorized for grant	1,500,000	—	—
Outstanding at December 31, 2004	(1,330,000)	1,330,000	$1.11
Granted	(385,000)	385,000	$1.11
Exercised	—	—	—
Forfeited	305,000	(305,000)	$1.11

Balance at December 31, 2005	90,000	1,410,000	$1.11

The weighted average fair value of each option granted during the years ended December 31, 2005 and 2004 was $0.13 and $1.62, respectively. As of December 31, 2005, there were options outstanding with respect to 1,410,000 shares of common stock with a weighted average remaining life of 8.96 years, of which options with respect to 492,582 shares are exercisable at December 31, 2005.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

As of April 2004, the Company granted options to purchase in the aggregate 975,000 shares of common stock to employees with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company recorded deferred compensation charge of $1.4 million, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company’s stock price as of the date of grant. The Company will amortize the deferred compensation charge over the vesting period of the options. The Company expensed approximately $344,000 in 2005, $400,000 in 2004 and $0 in 2003.

As of April 2004, the Company granted options to purchase 100,000 shares of common stock to two members of its board of directors with an exercise price of $1.11 per share. The options become exercisable on April 1, 2005. The Company recorded deferred compensation charge of $144,000 in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company’s stock price as of the date of grant. The Company will amortize the deferred compensation charge over the vesting period of the options. The Company expensed approximately $44,000 in 2005, $100,000 in 2004 and $0 in 2003.

As of February 2005, the Company granted options to purchase in the aggregate 25,000 shares of common stock to an employee with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting February 23, 2006. The Company did not record a deferred compensation charge in connection with the issuance as the exercise price of the stock options was equal to or greater than the fair market value of the Company’s stock price as of the date of grant.

As of December 2005, the Company granted options to purchase 250,000 shares of common stock to one of its stockholders for services to be rendered over a period of two years. The options have an exercise price of $1.11 per share. One-third of the options were vested immediately upon grant with the remaining two-thirds vesting on the last day of each year starting March 1, 2006. The Company uses the fair value method to measure the value of stock-based compensation issued to non-employees in accordance with SFAS 123 and EITF Issue No. 96-18. In accordance with such pronouncements all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, which ever is more reliable measurable. In connection with the issuance, the Company determined that the fair value of the stock options granted was a more reliable measure of value than the value of consideration received.

The fair value of the options using the Black-Scholes pricing model is $25,000. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 66%, risk-free interest rate of 4.0%, and an expected life of two years.

NOTE 15—REORGANIZED COMPANY AND PREDECESSOR COMPANY STOCK-BASED COMPENSATION

Predecessor Company

Effective with confirmation of the Plan of Reorganization on December 31, 2003, all stock options, stock option plans, and warrants were canceled.

Reorganized Company

The Incentive Plan (See Note 14) was established by the Company to attract and retain persons eligible to participate in the Incentive Plan, to motivate Participants to achieve long-term Company goals and to further

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

align participants’ interest with those of the Company’s other stockholders. The Incentive Plan was adopted as of April 1, 2004, subject to the approval by the Company’s stockholders within 12 months after such adoption date. Stockholder approval was obtained in January 2005. There were initially 1.5 million shares available under the Incentive Plan. The number of shares available under the Incentive Plan may automatically increase, at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2.0 million shares. Options vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. The exercise price of options granted under the Incentive Plan are determined by the Board of Directors, provided that the exercise price is not less than fair market value of the Reorganized Company’s common stock on the date of grant. Since the Reorganized Company’s common stock did not start trading under its new symbol STPK.PK until May 3, 2004, the Board of Directors determined the exercise price to be the same as the price of the converted DIP loan shares to equity per the Plan of Reorganization or $1.11 as the fair market value.

NOTE 16—INCOME TAXES

Significant components of the provision for taxes based on income for the fiscal years ended 2005, 2004 and 2003 were as follows (in thousands):

	Reorganized Company		Predecessor Company
	2005	2004	2003
Current
Federal	$—	$—	$—
State	(43)	23	132

	(43)	23	132

Deferred
Federal	—	—	—
State	—	—	(2)

	—	—	(2)

PROVISION FOR
INCOME TAXES	$(43)	$23	$130

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the fiscal years ended 2005, 2004, and 2003 was as follows:

	Fiscal Years Ended
	2005	2004	2003
Income tax provision computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.3	(10.6)	(2.3)
Increase in valuation reserve and other	(39.8)	(29.7)	(34.4)

TOTAL	(0.5)%	(6.3)%	(2.7)%

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes consisted of the following at the fiscal years ended 2005 and 2004 (in thousands):

	Fiscal Years Ended
	2005	2004
Deferred tax assets
Net operating losses	$2,057	$2,062
Tax credit carry-forwards	921	—
Asset valuation reserves	—	—
Property, plant, and equipment	—	—
Other	1,827	2,597

Total deferred tax assets	4,805	4,659

Deferred tax liabilities
Property, plant, and equipment	(2,220)	(2,216)
Other	(196)	(86)

Total deferred tax liabilities	(2,416)	(2,302)

	(2,389)	2,357
Valuation allowance	2,389	(2,357)

NET DEFERRED TAX LIABILITY	$—	$—

The Company has net operating loss carry-forwards of approximately $5.5 million for federal and $2.3 million for state, which will expire through 2025.

In addition, the Company has Federal credit carry-forwards of about $1.0 million, which will expire through 2025.

The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Reorganized Company’s future ability to any remaining NOL’s and tax credits generated before the ownership change and certain subsequently recognized built-in losses and deductions, if any, existing as of the date of the ownership change.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

NOTE 17—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list the Company’s quarterly financial information for the fiscal years ended 2005, 2004, and 2003 (in thousands, except per share amounts):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$13,303	$13,288	$12,063	$13,347	$52,001
Gross profit (loss)	$1,415	$1,253	$775	$1,299	$4,742
Income (loss) before other income (expense)	$286	$159	$(329)	$278	$394

Net income (loss)	$153	$(36)	$(673)	$101	$(455)
Basic earnings (loss) per share from continuing operations	$0.03	$(0.01)	$(0.11)	$0.01	$(0.08)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Diluted earnings (loss) per share from continuing operations	$0.03	$(0.01)	$(0.11)	$0.01	$(0.08)

Common stock trading range
High	$2.000	$1.400	$1.040	$0.700	$2.000
Low	$1.050	$1.030	$0.600	$0.500	$0.500

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$14,159	$14,318	$12,767	$13,826	$55,070
Gross profit (loss)	$1,145	$1,268	$992	$1,693	$5,098
Income (loss) before other income (expense)	$129	$58	$(135)	$552	$604

Net income (loss)	$(113)	$(293)	$(515)	$286	$(635)
Basic earnings (loss) per share from continuing operations	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Diluted earnings (loss) per share from continuing operations	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)
Diluted (loss) per share	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)
Common stock trading range
High	$0.000	$2.750	$2.750	$2.120	$2.750
Low	$0.000	$2.300	$1.150	$2.000	$0.000

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2005

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$19,881	$18,048	$16,177	$23,652	$77,758
Gross profit (loss)	$796	$609	$187	$(1,819)	$(227)
Loss before other income (expense)	$(643)	$(396)	$(707)	$(3,192)	$(4,938)
Income (loss) from reorganization items	$1,033	$864	$118	$(467)	$1,548
Income (loss) from discontinued operations	$1,057	$—	$—	$—	$1,057
Net income (loss)	$879	$(162)	$(1,015)	$(4,553)	$(4,851)
Basic earnings (loss) per share from continuing operations	$(0.05)	$(0.05)	$(0.30)	$(1.34)	$(1.74)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Basic earnings (loss) per share from discontinued operations	$0.31	$—	$—	$—	$0.31
Basic (loss) per share	$0.26	$(0.05)	$(0.30)	$(1.34)	$(1.43)
Diluted earnings (loss) per share from continuing operations	$(0.05)	$(0.05)	$(0.30)	$(1.34)	$(1.74)
Diluted earnings (loss) per share from discontinued operations	$0.31	$—	$—	$—	$0.31
Diluted (loss) per share	$0.26	$(0.05)	$(0.30)	$(1.34)	$(1.43)
Common stock trading range
High	$0.000	$0.000	$0.000	$0.000	$0.000
Low	$0.000	$0.000	$0.000	$0.000	$0.000

NOTE 18—SUBSEQUENT EVENTS (Unaudited)

On November 17, 2005, the Company announced that it had signed a definitive merger agreement (the “Merger Agreement”) to acquire all of the outstanding common stock of Roadhouse Grill, Inc. Roadhouse Grill is a Pompano Beach, Florida based chain, which operates 59 full service, casual dining restaurants in Florida and nine other states. The definitive merger agreement was subject to, among other conditions, the Company’s ability to obtain financing sufficient to complete the acquisition. Originally the acquisition was expected to close by mid February 2005. On March 1, 2006 the Company announced that the Merger Agreement had been amended to allow either party terminate the Merger Agreement, and on March 17, 2006, the Company announced that the Merger Agreement had been terminated.

SUPPLEMENTAL INFORMATION

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II

Reorganized Company for the Year Ended December 31, 2005, 2004, 2003

(in thousands)

	Balance, Beginning of Year	Additions Charged to Operations	Deductions from Reserve	Balance, End of Year
Allowance for doubtful Accounts
December 31, 2005	$—	$—	$—	$—

December 31, 2004	$133	$—	$(119)	$14

December 31, 2003	$155	$68	$(90)	$133

Reserve for impairment of property, plant, and equipment
December 31, 2005	$—	$51	$—	$51

December 31, 2004	$—	$—	$—	$—

December 31, 2003	$6,582	$—	$(6,582)	—

Reserve for advances to Officers
December 31, 2005	$—	$—	$—	$—

December 31, 2004	$—	$—	$—	$—

December 31, 2003	$617	$277	$(894)	$—