Form 10-Q
period 2006-03-28
STEAKHOUSE PARTNERS INC
filed 2006-05-12
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended March 28, 2006

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

(858) 689-2333

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2006: 6,635,680 shares of common stock.

FORM 10-Q

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 28, 2006

(amounts in thousands, except share data)

	March 28, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$201	$449
Accounts receivable	288	754
Inventories	836	950
Prepaid expenses and other current assets	323	471

Total current assets	1,648	2,624
Property, plant, and equipment, net	10,179	10,292
Liquor licenses	688	688
Deposits and other assets	403	330
Tradenames	13,921	13,921
Goodwill	2,879	2,879

Total assets	$29,718	$30,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Current portion of long term debt	$6,081	$5,925
Current portion of capital lease	319	309
Accounts payable	2,241	2,877
Accrued expenses	276	294
Unearned revenue	1,308	1,703
Reserve for self insurance claims	87	103
Sales and property taxes payable	148	55
Accrued payroll costs	1,076	1,031

Total current liabilities	11,536	12,297
Long term debt, net of current portion	2,350	2,695
Long term capital lease	8,346	8,429
Deferred rent	248	223

Total liabilities	22,480	23,644

Stockholders’ equity
Common stock, $0.001 par value, 15,000,000 shares authorized, 6,635,680 shares issued and outstanding	7	7
Additional paid-in capital	8,322	8,758
Deferred compensation	—	(585)
Accumulated deficit	(1,091)	(1,090)

Total stockholders’ equity	7,238	7,090

Total liabilities and stockholders’ equity	$29,718	$30,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

	Thirteen weeks ended March 28, 2006	Thirteen weeks ended March 29, 2005
	(Unaudited)	(Unaudited)
Revenues, net	$12,886	$13,303

Cost of sales
Food and beverage	4,342	4,290
Payroll and payroll related costs (includes non cash compensation of $ 27 and $ 31 respectively)	4,439	4,582
Direct operating costs	2,724	2,730
Depreciation and amortization	323	316

Total cost of sales	11,828	11,918

Gross profit	1,058	1,385
General and administrative (includes non cash compensation of $ 121 and $ 5 respectively)	1,077	1,070
Legal settlement	—	29

(Loss) income before other income (expense)	(19)	286
Other income (expense)
Miscellaneous income	351	229
Interest expense	(314)	(332)

Total other income (expense)	37	(103)
Income before reorganization items, provision for income taxes	18	183

Reorganization items
Professional fees	(19)	(11)

Total reorganization items	(19)	(11)
(Loss) income before provision for income taxes	(1)	172
Provision for income taxes	—	19

Net (Loss) Income	$(1)	$153

Earnings per share
Basic	$0.00	$0.03

Diluted	$0.00	$0.03

Weighted average shares
Basic	6,636	5,538

Diluted	6,636	5,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands, except share data)

	Thirteen weeks ended March 28, 2006	Thirteen weeks ended March 29, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net (loss) income from operations	$(1)	$153
Depreciation and amortization	323	316
Amortization of stock options	148	36
Decrease in operating assets	743	33
Decrease in operating liabilities	(900)	(1,591)

Net cash provided by (used in) operating activities	313	(1,053)
Cash flows from investing activities
Purchases of property, plant, and equipment	(136)	(103)

Net cash used in investing activities	(136)	(103)
Cash flows from financing activities
Proceeds from issuance of stock	—	862
Principal payments on debt and capital leases	(425)	(212)

Net cash (used in) provided by financing activities	(425)	650
Net decrease in cash and cash equivalents	(248)	(506)
Cash and cash equivalents, beginning of the period	449	716

Cash and cash equivalents, end of period	201	210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1.	In the thirteen-weeks ended March 28, 2006 the Company financed $89 of insurance premiums.

2.	In the thirteen-weeks ended March 28, 2006 the Company financed $71 for Fire Alarm system upgrades at one of the locations.

3.	In the thirteen-weeks ended March 29, 2005 the Company financed $92 of insurance premiums.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries (the “Company”) as of March 28, 2006 and for the thirteen weeks ended March 28, 2006 and the thirteen weeks ended March 29, 2005, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 28, 2006, and the results of its operations for the thirteen weeks ended March 28, 2006 and the thirteen weeks ended March 29, 2005, and its cash flows for the thirteen weeks ended March 28, 2006 and the thirteen weeks ended March 29, 2005. The results for the thirteen weeks ended of March 28, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

The Company reports results quarterly, with four quarters having thirteen weeks. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10K for the year ended December 31, 2005 filed with the SEC, during the years ended December 31, 2005 and 2004 (Reorganized Company), the Company maintained a current ratio of 0.22-to-1 and 0.23-to-1, respectively. In addition, during the years ended December 31, 2005 and 2004 (Reorganized Company), the Company had a working capital deficit of approximately $9.7 million and $8.8 million, respectively. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain annual profitability. Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through the year ending December 26, 2006.

Management’s plans include the following:

•	Restructuring its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead; and

•	Raising money through equity financings.

Currently, the Company is negotiating with the trustee for the unsecured creditors to extend the terms of the short-term debt, per our Plan of Reorganization, which was confirmed effective December 31, 2003 (the “Plan”), to more closely match the cash generated from operations.

NOTE 1 — STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant

NOTE 1 — STOCK-BASED COMPENSATION (Continued)

fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The pro forma table reflects net income, and net income per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005 as follows (In thousands, except per share data).

Thirteen Weeks ended March 29, 2005 (Unaudited)
Net income
As reported	$153
Stock based employee compensation cost, net of related tax effects, included in reported net income (loss)	$36
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(136)
PRO FORMA NET INCOME (LOSS)	$53
Income (Loss) per common share
Basic and diluted — as reported	$0.03
Stock based employee compensation cost, net of related tax effects, included in reported net income (loss)	$0.01
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.02)
Proforma income (loss) per common share	$0.01

The weighted-average fair value of options granted during the three months ended March 29, 2005, was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows: weighted average fair value of grants $10,000; expected volatility 50.0%; dividend yield 0%; risk-free interest rate 2.9%; expected life 3.0 years.

The Company did not grant any options during the three months ended March 28, 2006; therefore all fair value calculations were done using the Black-Scholes model under the guidance of SFAS 123.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 28, 2006, total stock-based compensation expense included in the consolidated statements of operations was approximately $121,000, charged to General and administrative expenses and $27,000 charged to cost of sales.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

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

NOTE 1 — STOCK-BASED COMPENSATION (Continued)

The following is a summary of stock option activity under the 2004 Stock Option Incentive Plan as of March 28, 2006 and changes during the three months ended March 28, 2006 were as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Authorized for grant	1,500,000	—	—
Outstanding at December 31, 2005	(1,410,000)	1,410,000	$1.11
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Balance at March 28, 2006	90,000	1,410,000	$1.11

As of March 28, 2006, there were options outstanding with respect to 1,410,000 shares of common stock with a weighted average remaining life of 8.6 years, of which options with respect to 583,332 shares are exercisable at March 28, 2006. Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based on the Company’s historical experience, the Company estimates that 30,000 options currently outstanding will be forfeited.

The options outstanding and exercisable do not have any intrinsic value at March 28, 2006, as the exercise price is greater then the Company’s average stock price. The aggregate intrinsic value would represent the total intrinsic value, based on the Company’s average stock price of $0.72 during the quarter ended March 28, 2006.

A summary of the Company’s un-vested shares as of March 28, 2006, and changes during the three months ended March 28, 2006, were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	826,668	$1.11
Granted	—	—
Exercised	—	—
Forfeited	—	—

Balance at March 28, 2006	826,668	$1.11

As of March 28, 2006, there was approximately $446,000 of total unrecognized compensation expense related to un-vested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of 1year.

NOTE 2 — EARNINGS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Outstanding warrants to purchase 718,517 shares of common stock and stock options outstanding of 1,410,000 shares of common stock, that are anti-dilutive are excluded from the dilutive weighted average shares outstanding used in the earnings per share calculation. The Company’s common share equivalents consist of warrants and options.

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

The reorganization of the Company (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC) constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Company’s future ability to use any remaining NOL’s and tax credits generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.

NOTE 6 — SUBSEQUENT EVENTS

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement. Without limiting the foregoing, the words “aim,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plans,” “predicts,” and similar expressions are intended to identify forward-looking statements. These forward looking statements include, but are not limited to our expectations regarding our operating expenses, sales and operations, anticipated cash needs, our operating strategy and growth strategy, needs for additional financing, ability to attract customers, anticipated trends and challenges in our business, the adequacy of our facilities, the impact of economic conditions on our customers and our business, the benefits, risks and synergies that could be achieved from our acquisitions, and the impact of competitive products and pricing. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to: our ability to negotiate with third parties; our failure to obtain additional funds in a timely manner or on acceptable terms; losses incurred from inception may prevent us from generating profits; failure to obtain additional capital needed for expansion; insufficient cash reserves to maintain and fund our operations; loss of key personnel; our ability to attract key employees; changing consumer preferences and discretionary spending patterns; changes in general economic and political conditions effecting consumer spending; increase in food and supply costs; failure to execute our expansion plans; failure to successfully execute mergers, acquisitions, divestitures and other strategic transactions; our dependence on key food product distributors; commodity and availability risk; increases in federal and state statutory minimum wages; failure to enforce and maintain our trademarks and trade names; negative performance of a single restaurant; our operating results may fluctuate due to seasonality; labor shortages and increased labor costs; adverse litigation and publicity concerning food quality and health issues; our compliance with environmental laws; our compliance with changing regulation of corporate governance and public disclosure; failure to maintain an effective system of internal controls and the other risks set forth below under “Other Information - Risk Factors.” These forward-looking statements represent our judgment as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

OVERVIEW

BACKGROUND

We currently operate 25 full-service steakhouse restaurants located in eight states. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.63 per person (including alcoholic beverages) and we currently serve approximately 2.0 million meals annually. We operate principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF REVENUES, NET

The following table sets forth, as a percentage of revenue, net, for the 25 comparable restaurants, certain items in our condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended March 28, 2006	Thirteen Weeks Ended March 29, 2005
Revenues, Net	100%	100%
Cost of Sales
Food & Beverage costs	33.7%	32.3%
Payroll and Related Costs	34.4%	34.4%
Direct Operating Costs	21.1%	20.5%
Depreciation and Amortization	2.5%	2.4%
Gross Profit	8.2%	10.4%
General & Administrative	8.4%	8.0%
Interest Expense	2.4%	2.5%
Other income	(2.6%)	(1.3%)
Net Income	0.0%	1.2%

Factors that have affected our results of operations for the thirteen weeks ended March 28, 2006 as compared to the thirteen weeks ended March 29, 2005 are discussed below. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

THIRTEEN WEEKS ENDED MARCH 28, 2006 COMPARED TO THIRTEEN WEEKS ENDED MARCH 29, 2005

Revenues, net, for the thirteen-week period ended March 28, 2006 decreased approximately $0.4 million or 3.1% from $13.3 million for the thirteen-week period ended March 29, 2005 to $12.9 million for the thirteen-week period in 2006. This decline was the result of a decrease in same-store sales of 3.2% for the 25 comparable Paragon units in 2006 versus the same thirteen-week period in 2005. The decrease in same store sales is attributable principally to an approximate 3.8% decrease in entrée counts partially offset by a 0.7% increase in average ticket price versus the same thirteen-week period in 2005. Discounts for the thirteen-week period ended March 28, 2006 were 3.5%, which is consistent with the same thirteen-week period in 2005.

Food and beverage costs for the thirteen-week period ended March 28, 2006 increased approximately $0.05 million or 1.2% from $4.29 million for the thirteen-week period ended March 29, 2005 to $4.34 million for the thirteen-week period in 2006. Food and beverage costs as a percentage of net revenues was 32.3% for the thirteen-week period ended March 29, 2005 compared to 33.7% for the same thirteen-week period in 2006. The principal reason for this increase was higher beef cost and higher freight fuel surcharges in 2006 versus the same thirteen-week period in 2005. In March, the Company adjusted menu prices and reengineered several menu items to offset these increases. The benefits should be seen in the second quarter.

Payroll and related costs for the thirteen-week period ended March 28, 2006 decreased approximately $0.14 million or 3.1% from $4.58 million for the thirteen-week period ended March 29, 2005 to $4.44 million for the thirteen-week period in 2006. Payroll and related costs as a percentage of net revenues was 34.4% for the thirteen-week period ended March 29, 2005 compared to 34.4% for the same thirteen-week period in 2006. Even though Net Revenue decreased 3.1%, the Company was able to effectively reduce labor dollars proportionately to revenue dollars per unit while maintaining guest services and a positive dining experience.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirteen-week period ended March 28, 2006 decreased approximately $6 thousand or 2.2% from $2.730 million for the thirteen-week period ended March 29, 2005 to $2.724 million for the thirteen-week period in 2006. Direct operating costs, as a percentage of net revenues was 20.5% for the thirteen-week period ended March 29, 2005 compared to 21.1% for the same thirteen-week period in 2006. The chief reason for this increase as a relation to revenue was utility costs which increased 10.5% versus the same thirteen-week period in 2005. Also contributing to that increase was a delay in receiving an annual usage rebate, which was received in April, 2006 versus March, 2005.

Depreciation and amortization for the thirteen-week period ended March 28, 2006 increased approximately $0.007 million or 2.2% from $0.316 million for the thirteen-week period ended March 29, 2005 to $0.323 million for the same period in 2006. Depreciation remained relatively constant between the thirteen-week period ended March 28, 2006 and same period 2005.

General and administrative expenses for the thirteen-week period ended March 28, 2006 in absolute dollars was consistent with the $1.07 million for the thirteen-week period ended March 29, 2005. These costs as a percentage of the net revenues were 8.0% for the thirteen-week period ended March 29, 2005 compared to 8.4% for the same period in 2006. In absolute dollars the principal reason for the consistent spending in general and administrative expense is the reduction of one District Leader position (effective the end of first quarter 2005) and a reduction in professional fees for legal and outside accountants for the thirteen-week period ended March 28, 2006 and for the same period 2005. Partially offsetting these improvements was an increase in the non-cash deferred compensation expense, as the Company adopted the fair value recognition provisions of SFAS 123R. See Note 1.

Other income (expense) including Reorganization items for the thirteen-week period ended March 28, 2006 was $18 thousand of income versus an expense of $114 thousand for the thirteen-week period ended March 29, 2005. The principal reason for this increase was the favorable settlement of an old Plan of Reorganization claim with the State of California ($0.38 million) and a reduction of interest expense as the Company pays down the Priority Tax Note and I-Dine Note.

Net income for the thirteen-week period ended March 28, 2006 decreased approximately $0.15 million from net income of $0.15 million for the thirteen-week period ended March 29, 2005 to break even for the thirteen-week period in 2006. The decrease in net income for the thirteen-week period ended March 28, 2006 was principally the result of soft revenue for the period compounded with higher beef, adoption non-cash expense for 123R, utility and freight fuel surcharges which reduced profits. Partially offsetting the reduced gross profits was the settlement of an old Plan of Reorganization claim ($0.38 million).

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $0.2 million at March 28, 2006. Our operating activities for the thirteen weeks ended March 28, 2006 provided almost $0.3 million, while our capital expense for the same period was approximately $0.14 million and our payment of debt and capital leases was approximately $0.4 million.

We believe that the cash flow from operations plus the proceeds from private placements should be sufficient to fund our operations at current levels and fund our repayment obligations pursuant to the Plan during the remainder of fiscal 2006. Our highest cash generation quarters from operations are the second and fourth quarters.

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

We had a cash and cash equivalents balance of $0.5 million at December 31, 2005. During fiscal 2005, we maintained a current ratio of 0.22-to-1, which arose from a working capital deficit of $9.7 million, which includes short-term debt ($6.0 million) resulting from the Plan of Reorganization. Currently, we are negotiating with the trustee for the unsecured creditors to either extend the terms of the short-term debt, per the Plan, to more closely match the cash generated from operations or allow us to consolidate the debt. Concurrently, the Company is also trying to refinance the Plan of Reorganization’s Short Term Debt with Long Term Obligations.

SEASONALITY

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

NEW ACCOUNTING PRONOUNCEMENTS

The adoption of SFAS 123R, Share-based Payment, did not have a material effect on the Company’s financial position or results of operation.

The adoption of SFAS 154, Accounting Changes and Error Correction, a replacement of APB 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statement, had no effect on the Company’s financial position or results of operations.

STOCK-BASED COMPENSATION EXPENSE

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, the Company recognizes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation in accordance with APB 25, and provided pro forma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 1 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Interest Rate Sensitivity. As of March 28, 2006, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

Foreign Currency Exchange Risk. We do not have any foreign currency exposure because we currently do not transact business in foreign currencies.

ITEM 4.	CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

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

ITEM 1A.	RISK FACTORS.

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

OUR PRIOR BANKRUPTCY COULD HINDER OUR ABILITY TO NEGOTIATE EFFECTIVELY WITH THIRD PARTIES AND COULD ADVERSELY AFFECT OUR OPERATIONS GOING FORWARD.

In February 2002, we and Paragon (our only wholly owned subsidiary) filed for voluntary reorganization under Chapter 11 of the Bankruptcy Code. We officially emerged from bankruptcy on December 31, 2003. However, our Chapter 11 reorganization and financial condition and performance could adversely affect our operations going forward. Our bankruptcy filings had an adverse affect on our credit standing with our lenders, certain suppliers and other trade creditors. This can increase our costs of doing business and can hinder our negotiating power with our lenders, certain suppliers and other trade creditors. The failure to negotiate favorable terms could adversely affect our financial performance.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS OR THE PLAN OF REORGANIZATION IS UNSUCCESSFUL, WE MAY HAVE TO CURTAIL OR SUSPEND CERTAIN OR ALL OF OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

Since emerging from bankruptcy and through March 28, 2006, we successfully raised an aggregate of $1.9 million in private placements of securities. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will materially affect our ability to meet our Plan objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower sales and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE PROFITS.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in these approximate amounts: $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; $4.9 million for the fiscal year ended December 31, 2003; and $6.6 million for the fiscal year ended December 31, 2002. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

WE DEPEND ON KEY FOOD PRODUCT DISTRIBUTORS.

We have a major meat vendor that accounted for $1.3 million (11.6%) of our total (including outside services) purchases in the thirteen-week period ended March 28, 2006 and $5.0 million (11.0%) in 2005. We purchase our food and beverage products from a number of food distributors, including Southwest Traders (6.1%) on the West Coast and U.S. Foodservice (6.6%) in the Midwest. If any of our vendors is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

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

THE FAILURE TO ENFORCE AND MAINTAIN OUR TRADEMARKS AND TRADE NAMES COULD ADVERSELY AFFECT OUR ABILITY TO ESTABLISH AND MAINTAIN BRAND AWARENESS.

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks. Paragon has registered, among others, the names Hungry Hunter, Mountain Jack’s and Carvers. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of the trademarks or service marks that we believe could materially affect us, we cannot assure you that we will be free from such infringements in the future.

The names “Hungry Hunter,” “Mountain Jack’s” and “Carvers” represent our core concept. The termination of our right to use these names or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

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

In addition, the United States Congress is currently considering changes to Federal immigration-related laws. Changes to these laws may adversely affect our operations by increasing our compliance and oversight obligations and making it more expensive and difficult for us to hire qualified employees.

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

IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS. AS A RESULT, CURRENT AND POTENTIAL STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM OUR BUSINESS.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. There can be no assurance that our controls over financial processes and reporting will be effective in the future. For more information, see Item 4 of Part I of this quarterly report on Form 10-Q

RISKS RELATED TO OUR COMMON STOCK

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

Dated: May 12, 2006

STEAKHOUSE PARTNERS, INC.

/S/ JOSEPH L. WULKOWICZ
JOSEPH L. WULKOWICZ Vice President and Chief Financial Officer (principal financial and accounting officer)