Form 10-Q
period 2006-06-27
STEAKHOUSE PARTNERS INC
filed 2006-08-11
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended June 27, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2006: 6,635,680 shares of common stock

FORM 10-Q

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 27, 2006

(amounts in thousands)

ASSETS

	June 27, 2006	December 31, 2005
	(Unaudited)
Current assets
Cash and cash equivalents	$—	$449
Accounts receivable, net of allowance for doubtful accounts of $0 and $14,063	270	754
Inventories	843	950
Prepaid expenses and other current assets	572	471

Total current assets	1,685	2,624
Property, plant, and equipment, net	10,004	10,292
Liquor licenses	688	688
Deposits and other assets	379	330
Tradenames	13,921	13,921
Goodwill	2,879	2,879

Total assets	$29,556	$30,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 27, 2006

(amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 27, 2006	December 31, 2005
	(Unaudited)
Liabilities
Current liabilities
Current portion of long term debt	$6,434	$5,925
Current portion of capital lease	328	309
Bank overdraft	288	—
Accounts payable	2,547	2,877
Accrued expenses	271	294
Unearned revenue	1,236	1,703
Reserve for self insurance claims	91	103
Sales and property taxes payable	100	55
Accrued payroll costs	752	1,031

Total current liabilities	12,047	12,297
Long term debt, net of current portion	1,929	2,695
Long term capital lease	8,261	8,429
Deferred rent	271	223

Total liabilities	22,508	23,644

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized and 6,635,680 shares issued and outstanding	7	7
Additional paid-in capital	8,449	8,758
Deferred compensation	—	(585)
Accumulated deficit	(1,408)	(1,090)
Total stockholders’ equity	7,048	7,090

Total liabilities and stockholders’ equity	$29,556	$30,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

	Thirteen weeks ended June 27, 2006	Thirteen weeks ended June 28, 2005
	(Unaudited)	(Unaudited)
Total Revenues, net	$12,735	$13,288

Cost of sales
Food and beverage	4,134	4,400
Payroll and payroll related costs (includes non-cash compensation of $27 and $31 respectively)	4,390	4,541
Direct operating costs	2,810	2,804
Depreciation and amortization	327	321

Total cost of sales	11,661	12,066
Gross profit	1,074	1,222
General and administrative (includes non-cash compensation of $100 and $59 respectively)	1,033	1,063

Income before other income (expense)	41	159
Other income (expense)
Miscellaneous (expense) income	(30)	48
Interest expense	(308)	(287)

Total other expense	(338)	(239)
Loss before reorganization items, provision for income taxes	(297)	(80)

Reorganization items
Professional fees	(11)	(11)
Fresh start adjustments	—	76

Total reorganization items	(11)	65
Loss before provision for income taxes	(308)	(15)
Provision for income taxes	9	21

Net Loss	$(317)	$(36)

Loss per share
Basic	$(0.05)	$(0.01)

Diluted	$(0.05)	$(0.01)

Weighted average shares
Basic	6,636	5,851

Diluted	6,636	5,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

	Twenty-six weeks ended June 27, 2006	Twenty-six weeks ended June 28, 2005
	(Unaudited)	(Unaudited)
Revenues, net	$25,621	$26,591

Cost of sales
Food and beverage	8,475	8,691
Payroll and payroll related costs (includes non-cash compensation of $54 and $62 respectively)	8,829	9,124
Direct operating costs	5,535	5,534
Depreciation and amortization	650	637

Total cost of sales	23,489	23,986
Gross profit	2,132	2,605
General and administrative (includes non –cash compensation of $222 and $64 respectively)	2,112	2,160

Income before other income (expense)	20	445
Other income (expense)
Miscellaneous income	321	277
Interest expense	(621)	(619)

Total other expense	(300)	(342)
(Loss) / Income before reorganization items, provision for income taxes	(280)	103

Reorganization items
Professional fees	(29)	(22)
Fresh start adjustments	—	76

Total reorganization items	(29)	54
(Loss) / Income before provision for income taxes	(309)	157
Provision for income taxes	9	40

Net (Loss) / Income	$(318)	$117

(Loss) / Earnings per share
Basic	$(0.05)	$0.02

Diluted	$(0.05)	$0.02

Weighted average shares
Basic	6,636	5,691

Diluted	6,636	5,918

The accompanying notes are an integral part of these condensed consolidated financial statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twenty-six weeks ended June 27, 2006	Twenty-six weeks ended June 28, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(318)	$117
Depreciation and amortization	650	637
Amortization of stock options	276	126
Forgiveness of debt	—	(93)
Decrease in operating assets	957	371
Decrease in operating liabilities	(728)	(2,088)

Net cash provided by ( used in) operating activities	837	(930)
Cash flows from investing activities
Purchases of property, plant, and equipment	(284)	(173)
Acquisition cost	(127)	—

Net cash used in investing activities	(411)	(173)
Cash flows from financing activities
Proceeds from stock issuance	—	862
Principal payments on debt and capital leases	(875)	(475)

Net cash (used in) provided by financing activities	(875)	387
Net decrease in cash and cash equivalents	(449)	(716)
Cash and cash equivalents, beginning of the period	449	716

Cash and cash equivalents, end of period	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1.	In the twenty-six weeks ended June 27, 2006 the Company financed $ 390 of insurance premiums.

2.	In the twenty-six weeks ended June 27, 2006 the Company financed $71 for Fire Alarm system upgrades at one of the locations.

3.	In the twenty-six weeks ended June 28, 2005 the Company financed $391 of insurance premiums.

4.	In the twenty-six weeks ended June 28, 2005 the Company converted debt of $200 to 173.9 shares of common stock.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries (the “Company”) as of June 27, 2006 and for the thirteen and twenty-six weeks ended June 27, 2006 and the thirteen and twenty-six weeks ended June 28, 2005 have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 27, 2006, and for the thirteen and twenty-six weeks ended June 27, 2006 and the thirteen and twenty-six weeks ended June 28, 2005, and its cash flows for the twenty-six week period ended June 27, 2006 and the twenty-six week period ended June 28, 2005. The results for the thirteen and twenty-six week period ended June 27, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

The Company reports results quarterly, with four quarters having thirteen weeks. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

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

Currently, the Company is negotiating with the trustee for the unsecured creditors to consolidate the debt, per our Plan of Reorganization, which was confirmed effective December 31, 2003 (the “Plan”). The Company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors who will provide a discount.

NOTE 1 — STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first half of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The pro forma table reflects net income, and net income per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005 as follows (In thousands, except per share data).

Thirteen Weeks ended June 28, 2005
(Unaudited)
Net income
As reported	$(36)
Stock based employee compensation cost, net of related tax effects, included in reported net income (loss)	$90
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(137)
PRO FORMA NET INCOME (LOSS)	$(83)
Income (Loss) per common share
Basic and diluted — as reported	$(0.01)
Stock based employee compensation cost, net of related tax effects, included in reported net income (loss)	$0.02
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.02)
Proforma income (loss) per common share	$(0.01)

Twenty-six Weeks ended June 28, 2005
(Unaudited)
Net income
As reported	$117
Stock based employee compensation cost, net of related tax effects, included in reported net income (loss)	$126
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(273)
PRO FORMA NET INCOME (LOSS)	$(30)
Income (Loss) per common share
Basic and diluted — as reported	$0.02
Stock based employee compensation cost, net of related tax effects, included in reported net income (loss)	$0.02
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.05)
Proforma income (loss) per common share	$(0.01)

The weighted-average fair value of options granted during the three months ended June 27, 2005, was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows: weighted average fair value of grants $10,000; expected volatility 50.0%; dividend yield 0%; risk-free interest rate 2.9%; expected life 3.0 years.

The Company did not grant any options during the twenty-six weeks ended June 27, 2006; therefore all fair value calculations were done using the Black-Scholes model under the guidance of SFAS 123.

NOTE 1 — STOCK-BASED COMPENSATION (Continued)

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the twenty-six weeks ended June 27, 2006, total stock-based compensation expense included in the consolidated statements of operations was approximately $222,000, charged to General and Administrative expenses and $54,000 charged to Cost of Sales.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

The 2004 Stock Incentive Plan (the “Incentive Plan”) was approved by our Board of Directors in April 2004 and by our shareholders in January 2005. The Incentive Plan was intended to attract and retain persons eligible to participate in the Incentive Plan, to motivate Participants to achieve long-term Company goals and to further align participants’ interest with those of the Company’s other stockholders. There were initially 1.5 million shares available for grant under the Incentive Plan. The number of shares available under the Incentive Plan may automatically increase on January 1 of each year during the term of the Incentive Plan, at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2,000,000 shares. Options vest over a period determined by the Board of Directors for up to ten years from the date of grant. The exercise price of options granted under the Incentive Plan are determined by the Board of Directors, provided that the exercise price is not less than fair market value of the Reorganized Company’s common stock on the date of grant.

The following is a summary of stock option activity under the 2004 Stock Option Incentive Plan as of June 27, 2006 and changes during the three months ended June 27, 2006 were as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Authorized for grant	1,500,000	—	—
Outstanding at December 31, 2005	(1,410,000)	1,410,000	$1.11
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Balance at June 27, 2006	90,000	1,410,000	$1.11

As of June 27, 2006, there were options outstanding with respect to 1,410,000 shares of common stock with a weighted average remaining life of 8.25 years, of which options with respect to 921,667 shares are exercisable at June 27, 2006. Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based on the Company’s historical experience, the Company estimates that 30,000 options currently outstanding will be forfeited.

The options outstanding and exercisable do not have any intrinsic value at June 27, 2006, as the exercise price is greater then the Company’s average stock price. The aggregate intrinsic value would represent the total intrinsic value, based on the Company’s average stock price of $0.57 during the quarter ended June 27, 2006.

A summary of the Company’s un-vested shares as of June 27, 2006, and changes during the six months ended June 27, 2006, were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	826,668	$1.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Vested	338,335	$1.11

Balance at June 27, 2006	488,333	$1.11

As of June 27, 2006, there was approximately $318,000 of total unrecognized compensation expense related to un-vested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of 1 year.

NOTE 2 — RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform with the current period classifications. These classifications have no effect on reported net income.

NOTE 3 — EARNINGS PER SHARE

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

NOTE 4 — CONTINGENCIES

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

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

NOTE 6 — INCOME TAXES

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

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. We are under no obligation to update any forward-looking statements after the filing of this Quarterly Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Quarterly Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 1A of Part II of this Quarterly Report under the caption “Risk Factors,” and the audited consolidated financial statements and related notes thereto including in our Annual Report on Form 10-K for the year ended December 31, 2005, previously filed with the Securities and Exchange Commission.

Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: risks related to our operating expenses; sales and operations; anticipated cash needs; our operating strategy and growth strategy; needs for additional financing; ability to attract customers; anticipated trends and challenges in our business; the adequacy of our facilities; the impact of economic conditions on our customers and our business; the benefits, risks and synergies that could be achieved from our acquisitions; the impact of competitive products and pricing; our ability to negotiate with third parties; our failure to obtain additional funds in a timely manner or on acceptable terms; losses incurred from inception; failure to obtain additional capital needed for expansion; insufficient cash reserves to maintain and fund our operations; loss of key personnel; our ability to attract key employees; changing consumer preferences and discretionary spending patterns; changes in general economic and political conditions effecting consumer spending; increase in food and supply costs; failure to execute our expansion plans; failure to successfully execute mergers, acquisitions, divestitures and other strategic transactions; our dependence on key food product distributors; commodity and availability risk; increases in federal and state statutory minimum wages; failure to enforce and maintain our trademarks and trade names; negative performance of a single restaurant; our operating results may fluctuate due to seasonality; labor shortages and increased labor costs; adverse litigation and publicity concerning food quality and health issues; our compliance with environmental laws; our compliance with changing regulation of corporate governance and public disclosure; and failure to maintain an effective system of internal controls.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF REVENUES, NET

The following table sets forth, as a percentage of revenue, net, for the 25 comparable restaurants, certain items in our condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended June 27, 2006	Thirteen Weeks Ended June 28, 2005	Twenty-six Weeks Ended June 27, 2006	Twenty-six Weeks Ended June 28, 2005
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of Sales
Food & Liquor costs	32.5%	33.1%	33.1%	32.7%
Personnel Costs	34.5%	34.2%	34.5%	34.3%
Direct Operating Cost	22.1%	21.1%	21.6%	20.8%
Depreciation	2.6%	2.4%	2.5%	2.4%
Gross Margin	8.4%	9.2%	8.3%	9.8%
General & Administrative	8.1%	8.0%	8.2%	8.1%
Interest Expense	2.4%	2.2%	2.4%	2.3%
Other	0.3%	(0.7%)	(1.1%)	(1.0%)
Net Income (Loss)	(2.5%)	(0.3%)	(1.2%)	0.4%

Factors that have affected our results of operations for the second thirteen weeks and the total twenty-six weeks of fiscal 2006 as compared to the second thirteen weeks and total twenty-six weeks of fiscal 2005 for are discussed below.

THIRTEEN WEEKS ENDED JUNE 27, 2006 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2005

Net Revenues for the thirteen-week period ended June 27, 2006 decreased approximately $0.5 million or 3.7% from $13.2 million for the thirteen-week period ended June 28, 2005 to $12.7 million for the thirteen-week period in 2006. Most of this decline was the result of a decrease in same-store sales of 4.2% for the 25 comparable Paragon core units in 2006 (5.7% decline in Midwest units and 3.6% decline in West Coast units) versus the same thirteen-week period in 2005. We believe a large portion of this decline is directly attributable to higher gas and energy prices and consumers choosing less expensive dining experiences. Slightly offsetting the decline in net revenue was a decrease in discounted sales to 3.3% in 2006 versus 3.8% for the same thirteen-week period in 2005, as we attempted to change our marketing strategy. We are currently building our direct e-mail customer list, which we believe will be more effective and less expensive than coupons.

Food and beverage costs for the thirteen-week period ended June 27, 2006 decreased $0.3 million or 6.0% from $4.4 million for the thirteen-week period ended June 28, 2005 to $4.1 million for the thirteen-week period in 2006. Food and beverage costs as a percentage of net revenues were 33.1% for the thirteen-week period ended June 28, 2005 compared to 32.5% for the same thirteen-week period in 2006. The chief reason for this improvement is the continued reengineering of our menu to provide increased perceived guest value while at the same time increasing selected menu item prices. In addition, overall beef prices were slightly lower in the thirteen-week period ended June 27, 2006 versus the same thirteen-week period in 2005.

Payroll and payroll related costs for the thirteen-week period ended June 27, 2006 decreased approximately $0.2 million or 3.3% from $4.6 million for the thirteen-week period ended June 28, 2005 to $4.4 million for the thirteen-week period in 2005. Payroll and payroll related costs as a percentage of net revenues was 34.2% for the thirteen-week period ended June 28, 2005 compared to 34.5% for the same thirteen-week period in 2006. This slight increase is mainly a function of the decrease in our net revenue being slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. Also contributing to the change was an increase in the non-cash deferred compensation expense, as we adopted the fair value recognition provisions of SFAS 123R. See Note 1 to our consolidated financial statements.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirteen-week period ended June 27, 2006 increased $6,000 or 0.2% from $2.804 million for the thirteen-week period ended June 28, 2005 to $2.81 million for the thirteen-week period in 2006. Direct operating costs, as a percentage of net revenues was 21.1% for the thirteen-week period ended June 28, 2005 compared to 22.1% for the same thirteen-week period in 2006. This slight increase was mainly a function of the decrease in our net revenue being slightly greater than the proportionate reduction in controllable spending.

Depreciation and amortization for the thirteen-week period ended June 27, 2006 increased $6,000 or 1.8% from $0.321 million for the thirteen-week period ended June 28, 2005 to $0.327 million for the same period in 2006. Depreciation remained relatively constant between the quarter just ended June 27, 2006 and same period 2005.

General and administrative expenses for the thirteen-week period ended June 27, 2006 decreased $30,000 or 2.8% from $1.06 million for the thirteen-week period ended June 28, 2005 to $1.03 million for the thirteen-week period in 2006. These costs as a percentage of net revenues were 8.0% for the thirteen-week period ended June 28, 2005 compared to 8.1% for the same period in 2006. In absolute dollars the principal reason for the consistent spending in general and administrative expense is the reduction in professional fees for legal and outside accountants for the thirteen-week period ended June 27, 2006. Partially offsetting these improvements was an increase in the non-cash deferred compensation expense, as the Company adopted the fair value recognition provisions of SFAS 123R. See Note 1 to our consolidated financial statements.

Other income (expense) including Reorganization items for the thirteen-week period ended June 27, 2006 was $0.35 million of expense versus an expense of $0.25 million for the thirteen-week period ended June 28, 2005. The principal reason for this increase was the payment of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered in January 2005. The registration statement is complete and is expected to be filed in August 2006.

Net loss for the thirteen-week period ended June 27, 2006 increased approximately $0.28 million from net loss of $0.04 million for the thirteen-week period ended June 28, 2005 to $0.32 million for the thirteen-week period in 2006. The increase in net loss for the thirteen-week period ended June 27, 2006 was principally the result of soft revenue for the period compounded with utility and freight fuel surcharges and the adoption non-cash expense for SFAS 123R, which reduced profits. Partially offsetting the reduced gross profits was the settlement of an old Plan of Reorganization claim ($0.38 million). Also increasing the loss was the payment of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered in January 2005.

TWENTY-SIX WEEKS ENDED JUNE 27, 2006 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 2005

Net Revenues for the twenty-six week period ended June 27, 2006 decreased approximately $1.0 million or 3.6% from $26.6 million for the twenty-six week period ended June 28, 2005 to $25.6 million for the twenty-six week period in 2006. This entire decline was the result of a decrease in same-store sales of 3.6% for the 25 comparable Paragon core units in 2006 (5.4% decline in Midwest units and 3.0% decline in West Coast units) versus the same thirteen-week period in 2005. We believe a large portion of this decline is directly attributable to higher gas and energy prices and consumers choosing less expensive dining experiences.

Food and beverage costs for the twenty-six week period ended June 27, 2006 decreased $0.2 million or 2.5% from $8.7 million for the twenty-six week period ended June 28, 2005 to $8.5 for the twenty-six week period in 2006. Food and beverage costs as a percentage of net revenues was 32.7% for the twenty-six week period ended June 28, 2005 compared to 33.1% for the same twenty-six week period in 2006. The chief reason for this slight increase is higher beef prices in the first thirteen weeks versus the same thirteen-week period in 2005. Partially offsetting this increase was the continued reengineering of our menu to provide increased perceived guest value while at the same time increasing selected menu item prices, which was effected in the second thirteen-week period in 2006.

Payroll and payroll related costs for the twenty-six week period ended June 27, 2006 decreased $0.3 million or 3.2% from $9.1 million for the twenty-six week period ended June 28, 2005 to $8.8 million for the twenty-six week period in 2006. Payroll and payroll related costs, as a percentage of net revenues was 34.3% for the twenty-six week period ended June 28, 2005 compared to 34.5% for the same twenty-six week period in 2006. This slight increase is mainly a function of the decrease in our net revenue being slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience. Also contributing to the change was an increase in the non-cash deferred compensation expense, as we adopted the fair value recognition provisions of SFAS 123R. See Note 1 to our consolidated financial statements.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the twenty-six week period ended June 27, 2006 was $5.54 million compared to the twenty-six week period ended June 28, 2005 of $5.54 million. Direct operating costs as a percentage of net revenues was 20.8% for the twenty-six week period ended June 28, 2005 compared to 21.6% for the same twenty-six week period in 2006. In absolute dollars the direct operating costs for core restaurants remained constant, however, the increase in the percentage relationship to revenue was the direct result of the decrease in revenue between the twenty-six weeks just ended June 27, 2006 and the same twenty-six weeks in 2005 and a proportionate reduction in controllable spending.

Depreciation and amortization for the twenty-six week period ended June 27, 2006 increased $13,000 or 2.0% from $0.64 million for the twenty-six week period ended June 28, 2005 to $0.65 million for the same period in 2006. Depreciation remained relatively constant between the twenty-six weeks just ended June 27, 2006 and the same period 2005.

General and administrative expenses for the twenty-six week period ended June 27, 2006 decreased $0.05 million or 2.2% from $2.16 million for the twenty-six week period ended June 28, 2005 to $2.11 for the twenty-six week period in 2006. These costs as a percentage of net revenues were 8.1% for the twenty-six week period ended June 28, 2005 compared to 8.2% for the same period in 2006. In absolute dollars the principal reason for the consistent spending in general and administrative expense is the reduction in professional fees for legal and outside accountants for the thirteen-week period ended June 27, 2006. Partially offsetting these improvements was an increase in the non-cash deferred compensation expense, as the Company adopted the fair value recognition provisions of SFAS 123R. See Note 1 to our consolidated financial statements.

Other income (expenses) for the twenty-six week period ended June 27, 2006 increased $41,000 or 14.2% from ($0.29 million) for the twenty-six week period ended June 28, 2005 to ($0.33) for the same period in 2006. The principal reason for this increase was the payment of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered in January 2005. Also contributing to this increase was the California Workmen Compensation refund that was received in the twenty-six week period ended June 28, 2005 versus no refund in the same period 2006.

Net loss for the twenty-six week period ended June 27, 2006 increased $0.4 million from a net gain of $0.1 million for the twenty-six week period ended June 28, 2005 to a net loss of $0.3 million for the twenty-six week period in 2006. The increase in net loss for the twenty-six week period ended June 27, 2006 was principally the result of soft revenue for the period compounded with utility and freight fuel surcharges and the adoption non-cash expense for SFAS 123R, which reduced profits. Partially offsetting the reduced gross profits was the settlement of an old Plan of Reorganization claim. Also increasing the loss was the payment of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered in January 2005.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $0.0 million at June 27, 2006. Our operating activities for the twenty-six weeks ended June 27, 2006 provided almost $0.8 million, while our capital expense for the same period was approximately $0.3 million and our payment of debt and capital leases was approximately $0.9 million.

We believe that the cash flow from operations should be sufficient to fund our operations at current levels during the remainder of fiscal 2006. Our highest cash generation quarters from operations are the second and fourth quarters.

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

We had a cash and cash equivalents balance of $0.5 million at December 31, 2005. During fiscal 2005, we maintained a current ratio of 0.22-to-1, which arose from a working capital deficit of $9.7 million, which includes short-term debt ($6.0 million) resulting from the Plan of Reorganization. Currently, we are negotiating with the trustee for the unsecured creditors to consolidate the debt, per our Plan of Reorganization, which was confirmed effective December 31, 2003 (the “Plan”). We plan on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors who will provide a discount.

SEASONALITY

Our overall steakhouse operations have historically experienced seasonal fluctuations, with the fourth quarter and second quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Mid-west operations, and the third quarter being the slowest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our Mid-west locations.

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

The increase in net loss for the thirteen-week period ended June 27, 2006 was principally the result of soft revenue for the period compounded by utility and freight fuel surcharges and the adoption non-cash expense for 123R, which reduced profits. Partially offsetting the reduced gross profits was the settlement of an old Plan of Reorganization claim ($0.38 million). Also increasing the loss was the payments of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered in January 2005.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Market Risk. Our exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of June 27, 2006, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Since emerging from bankruptcy and through June 27, 2006, we successfully raised an aggregate of $1.9 million in private placements of securities. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will materially affect our ability to meet our Plan objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower sales and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

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

WE DEPEND ON KEY FOOD PRODUCT DISTRIBUTORS.

We have a major meat vendor that accounted for $2.5 million (11.7%) of our total (including outside services) purchases in the twenty-six week period ended June 27, 2006 and $5.0 million (11.0%) in all of 2005. We purchase our food and beverage products from a number of food distributors, including Southwest Traders (6.5%) on the West Coast and U.S. Foodservice (7.0%) in the Midwest. If any of our vendors is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

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

The names “Hungry Hunter,” “Mountain Jack’s” and “Carvers” represent our core concepts. The termination of our right to use these names or our failure to maintain any of our other existing trademarks could materially and adversely affect our growth and marketing strategies.

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