Form 10-Q
period 2006-09-26
STEAKHOUSE PARTNERS INC
filed 2006-11-13
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended September 26, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2006: 6,635,680 shares of common stock

FORM 10-Q

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	September 26, 2006	December 31, 2005
	(Unaudited)
Current assets
Cash and cash equivalents	$—	$449
Accounts receivable	251	754
Inventories	786	950
Prepaid expenses and other current assets	496	471

Total current assets	1,533	2,624
Property, plant, and equipment, net	9,734	10,292
Liquor licenses	688	688
Deposits and other assets	398	330
Tradenames	13,921	13,921
Goodwill	2,879	2,879

Total assets	$29,153	$30,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 26, 2006	December 31, 2005
	(Unaudited)
Liabilities
Current liabilities
Current portion of long term debt	$6,376	$5,925
Current portion of capital lease	337	309
Bank overdraft	121	—
Accounts payable	3,064	2,877
Accrued expenses	269	294
Unearned revenue	1,139	1,703
Reserve for self insurance claims	94	103
Sales and property taxes payable	117	55
Accrued payroll costs	1,183	1,031

Total current liabilities	12,700	12,297
Long term debt, net of current portion	1,620	2,695
Long term capital lease	8,173	8,429
Deferred rent	294	223

Total liabilities	22,787	23,644

Stockholders’ equity (deficit)
Common stock, $0.001 par value 15,000,000 shares authorized and 6,635,680 shares issued and outstanding	7	7
Additional paid-in capital	8,577	8,758
Deferred compensation	—	(585)
Accumulated deficit	(2,218)	(1,090)

Total stockholders’ equity	6,366	7,090
Total liabilities and stockholders’ equity	$29,153	$30,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

	Thirteen weeks ended September 26, 2006	Thirteen weeks ended September 27, 2005
	(Unaudited)	(Unaudited)
Total Revenues, net	$11,649	$12,063

Cost of sales
Food and beverage	3,883	3,970
Payroll and payroll related costs (includes non-cash compensation of $27 and $31 respectively)	4,127	4,282
Direct operating costs	2,733	2,745
Depreciation and amortization	332	322

Total cost of sales	11,075	11,319
Gross profit	574	744
General and administrative (includes non-cash compensation of $100 and $120 respectively)	1,086	1,072

Loss before other income (expense)	(512)	(328)
Other income (expense)
Miscellaneous income (expense)	10	(22)
Interest expense	(294)	(323)

Total other expense	(284)	(345)
Loss before reorganization items, provision for income taxes	(796)	(673)

Reorganization items
Professional fees	(11)	(11)
Fresh start adjustments	—	18

Total reorganization items	(11)	7
Loss before provision for income taxes	(807)	(666)
Provision for income taxes	5	7

Net Loss	$(812)	$(673)

Loss per share
Basic	$(0.12)	$(0.11)

Diluted	$(0.12)	$(0.11)

Weighted average shares
Basic	6,636	5,874

Diluted	6,636	5,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

	Thirty-nine weeks ended September 26, 2006	Thirty-nine weeks ended September 27 2005
	(Unaudited)	(Unaudited)
Revenues, net	$37,270	$38,655

Cost of sales
Food and beverage	12,358	12,661
Payroll and payroll related costs (includes non-cash compensation of $81 and $93 respectively)	12,956	13,405
Direct operating costs	8,268	8,279
Depreciation and amortization	982	959

Total cost of sales	34,564	35,304
Gross profit	2,706	3,351
General and administrative (includes non –cash compensation of $322 and $184 respectively)	3,197	3,233

(Loss) Income before other income (expense)	(491)	118
Other income (expense)
Miscellaneous income	331	254
Interest expense	(915)	(942)

Total other expense	(584)	(688)
Loss before reorganization items, provision for income taxes	(1,075)	(570)

Reorganization items
Professional fees	(40)	(33)
Fresh start adjustments	—	95

Total reorganization items	(40)	62
Loss before provision for income taxes	(1,115)	(508)
Provision for income taxes	14	47

Net Loss	$(1,129)	$(555)

Loss per share
Basic	$(0.17)	$(0.10)

Diluted	$(0.17)	$(0.10)

Weighted average shares
Basic	6,636	5,751

Diluted	6,636	5,751

The accompanying notes are an integral part of these condensed consolidated financial statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Thirty-nine weeks ended September 26, 2006	Thirty-nine weeks ended September 27, 2005
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,129)	$(555)
Depreciation and amortization	982	959
Amortization of stock options	403	277
Forgiveness of debt	—	(93)
Decrease in operating assets	1,112	535
Decrease in operating liabilities	(3)	(1,870)

Net cash provided by (used in) operating activities	1,365	(747)
Cash flows from investing activities
Purchases of property, plant, and equipment	(343)	(278)
Acquisition cost	(147)	—

Net cash used in investing activities	(490)	(278)
Cash flows from financing activities
Proceeds from issuance stock subscriptions	—	647
Proceeds from stock issuance	—	862
Principal payments on debt and capital leases	(1,324)	(948)

Net cash (used in) provided by financing activities	(1,324)	561
Net decrease in cash and cash equivalents	(449)	(464)
Cash and cash equivalents, beginning of the period	449	716

Cash and cash equivalents, end of period	—	252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1.	In the thirty-nine weeks ended September 26, 2006 the Company financed $ 390 of insurance premiums.

2.	In the thirty-nine weeks ended September 26, 2006 the Company financed $71 for Fire Alarm system upgrades at one of the locations.

3.	In the thirty-nine weeks ended September 27, 2005 the Company financed $391 of insurance premiums.

4.	In the thirty-nine weeks ended September 27, 2005 the Company converted debt of $200 to 173,915 shares of common stock.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries (the “Company”) as of September 26, 2006 and for the thirteen and thirty-nine weeks ended September 26, 2006 and the thirteen and thirty-nine weeks ended September 27, 2005 have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 26, 2006, and for the thirteen and thirty-nine weeks ended September 26, 2006 and the thirteen and thirty-nine weeks ended September 27, 2005, and its cash flows for the thirty-nine weeks ended September 26, 2006 and the thirty-nine weeks ended September 27, 2005. The results for the thirteen and thirty-nine weeks ended September 26, 2006 are not necessarily indicative of the expected results for the full 2006 fiscal year or any future period.

The Company reports results quarterly, with four quarters having thirteen weeks. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact that adopting FIN 48 will have on our financial results in future periods.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States America, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FAS 157 on its consolidated financial statements in future.

On September 29, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). Upon adoption, this standard requires an employer to recognize the funded status of its pension and other postretirement benefit plans in the statement of financial position. Changes in the funded status of the plans will be recognized in the period in which they occur as a component of comprehensive income, net of tax. This standard also requires an employer to measure the funded status of its plans as of the end of its fiscal year. FAS 158 becomes effective for the company in the fourth quarter of 2006, except for the provisions regarding the required change in measurement date, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating FAS 158 to determine the potential impact of its adoption on the consolidated financial statements.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10K for the year ended December 31, 2005 filed with the SEC, during the years ended December 31, 2005 and 2004 (Reorganized Company), the Company maintained a current ratio of 0.22-to-1 and 0.23-to-1, respectively. In addition, during the years ended December 31, 2005 and 2004 (Reorganized Company), the Company had a working capital deficit of approximately $9.7 million and $8.8 million, respectively. If the Company is unable to generate profits or unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, to acquire more restaurants and ultimately to attain annual profitability. Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through the year ending December 26, 2006.

Management’s plans include the following:

•	Restructuring its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead; and

•	Raising money through equity financings.

Currently, the Company is negotiating with the trustee for the unsecured creditors to consolidate the debt, per its Plan of Reorganization, which was confirmed effective December 31, 2003 (the “Plan”). The Company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors who will provide a discount.

NOTE 1 — STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant fair value estimated in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”), as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation.

The pro forma table reflects net income, and net income per common share, as if the Company had applied the fair value recognition provisions of SFAS 123 to all outstanding and unvested awards in fiscal 2005 as follows (In thousands, except per share data).

Thirteen Weeks ended September 27, 2005 (Unaudited)
Net loss
As reported	$(673)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$151
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(144)
PRO FORMA NET LOSS	$(666)
Loss per common share
Basic and diluted — as reported	$(0.11)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$0.03
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.03)
Proforma	$(0.11)

NOTE 1 — STOCK-BASED COMPENSATION (Continued)

Thirty-nine Weeks ended September 27, 2005 (Unaudited)
Net loss
As reported	$(555)
Stock based employee compensation cost, net of related tax effects, included in reported net loss	$277
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(432)
PRO FORMA NET LOSS	$(710)
Loss per common share
Basic and diluted — as reported	$(0.10)
Stock based employee compensation cost, net of related tax effects, included in reported net income (loss)	$0.05
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.08)
Proforma	$(0.13)

The weighted-average fair value of options granted during the three months ended September 27, 2005, was calculated using the Black-Scholes option pricing model with the following valuation assumptions and weighted average fair value as follows: weighted average fair value of grants $10,000; expected volatility 50.0%; dividend yield 0%; risk-free interest rate 2.9%; expected life 3.0 years.

The Company did not grant any options during the thirty-nine weeks ended September 26, 2006; therefore all fair value calculations were done using the Black-Scholes model under the guidance of SFAS 123.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the thirty-nine weeks ended September 26, 2006, total stock-based compensation expense included in the consolidated statements of operations was approximately $322,000, charged to General and Administrative expenses and $81,000 charged to Cost of Sales.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

The 2004 Stock Incentive Plan (the “Incentive Plan”) was approved by the Company’s Board of Directors in April 2004 and by the Company’s shareholders in January 2005. The Incentive Plan was intended to attract and retain persons eligible to participate in the Incentive Plan, to motivate Participants to achieve long-term Company goals and to further align participants’ interest with those of the Company’s other stockholders. There were initially 1.5 million shares available for grant under the Incentive Plan. The number of shares available under the Incentive Plan may automatically increase on January 1 of each year during the term of the Incentive Plan, at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2,000,000 shares. Options vest over a period determined by the Board of Directors and expire up to ten years from the date of grant. The exercise price of options granted under the Incentive Plan are determined by the Board of Directors, provided that the exercise price is not less than fair market value of the Reorganized Company’s common stock on the date of grant.

The following is a summary of stock option activity under the 2004 Stock Option Incentive Plan as of September 26, 2006 and changes during the three months ended September 26, 2006 were as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Authorized for grant	1,500,000	—	—
Outstanding at December 31, 2005	(1,410,000)	1,410,000	$1.11
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Balance at September 26, 2006	90,000	1,410,000	$1.11

As of September 26, 2006, there were options outstanding with respect to 1,410,000 shares of common stock with a weighted average remaining life of 8.0 years, of which options with respect to 921,667 shares are exercisable at September 26, 2006. Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based on the Company’s historical experience, the Company estimates that 30,000 options currently outstanding will be forfeited.

The options outstanding and exercisable do not have any intrinsic value at September 26, 2006, as the exercise price is greater than the Company’s average stock price. The aggregate intrinsic value would represent the total intrinsic value, based on the Company’s average stock price of $0.43 during the quarter ended September 26, 2006.

A summary of the Company’s unvested shares as of September 26, 2006 and changes during the nine months ended September 26, 2006, were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	826,668	$1.11
Granted	—	—
Exercised	—	—
Forfeited	—	—
Vested	338,335	$1.11

Balance at September 26, 2006	488,333	$1.11

As of September 26, 2006, there was approximately $191,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of less than a year.

NOTE 2 — RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified to conform with the current period classifications. These classifications have no effect on reported net loss.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. In evaluating long-lived assets for impairment, a number of factors are considered, including:

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

NOTE 7 — SUBSEQUENT EVENTS

On October 11, 2006, Paragon Steakhouse Restaurants, Inc. (“Paragon”), a wholly-owned subsidiary of the Company, entered into a Membership Interest Purchase Agreement with Delaware Trust Company, N.A. as Owner Trustee and Wells Fargo Bank, N.A. as Indenture Trustee of the ACLC Business Loan Receivables Trust 1999-2, and Delaware Trust Company, N.A. as Owner Trustee and Wells Fargo Bank, N.A. as Indenture Trustee of the ACLC Business Loan Receivables Trust 2000-1 (the “Sellers”). Pursuant to the Membership Interest Purchase Agreement, Paragon agreed to acquire seven steakhouses in New England through the acquisition of 100% of the membership interests in the entities owning such steakhouses. The completion of the transaction is contingent upon, among other things, Paragon’s ability to obtain suitable financing for the transaction and satisfactory completion of certain diligence activities. The Company anticipates that the transaction will close by the end of 2006.

The aggregate consideration to be paid by Paragon in connection with the transaction is $15,000,000, subject to certain adjustments. Of this, $9,000,000 will be paid in cash and $6,000,000 will be paid in the form of a promissory note. The Company expects to pay the purchase price with cash to be provided under financing arrangements to be obtained prior to closing.

On October 16, 2006, the Company granted options to purchase 450,000 shares to certain key executives and outside directors. The exercise price of such options was the closing price of the Company’s common stock as quoted on the Pink Sheets on October 16, 2006. The shares will vest ratably over a three-year period.

On November 3, 2006, the registration statement that we were required to file pursuant to the registration rights agreement we entered into in January 2005, was declared effective.

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

OVERVIEW

BACKGROUND

We currently operate 25 full-service steakhouse restaurants located in eight states. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is approximately $26.00 per person (including alcoholic beverages) and we currently serve approximately 2.0 million meals annually. We operate principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF REVENUES, NET

The following table sets forth, as a percentage of revenue, net, certain items in our condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended September 26, 2006	Thirteen Weeks Ended September 27, 2005	Thirty-nine Weeks Ended September 26, 2006	Thirty-nine Weeks Ended September 27, 2005	Thirteen Weeks Ended March 30, 2004
Revenue, net	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of Sales
Food & Liquor costs	33.3%	32.9%	33.2%	32.8%	34.6%
Personnel Costs	35.4%	35.5%	34.8%	34.7%	33.5%
Direct Operating Cost	23.5%	22.8%	22.2%	21.4%	19.1%
Depreciation	2.9%	2.7%	2.6%	2.5%	2.3%
Gross Margin	4.9%	6.2%	7.3%	8.7%	10.5%
General & Administrative	9.3%	8.9%	8.6%	8.4%	7.5%
Interest Expense	2.5%	2.7%	2.5%	2.4%	2.4%
Other expense (income)	0.1%	0.1%	(0.9%)	(0.8%)	1.5%
Net Loss	(7.0%)	(5.6%)	(3.0%)	(1.4%)	(0.8)%

Factors that have affected our results of operations for the third thirteen weeks and the total thirty-nine weeks of fiscal 2006 as compared to the third thirteen weeks and total thirty-nine weeks of fiscal 2005 for are discussed below.

THIRTEEN WEEKS ENDED SEPTEMBER 26, 2006 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2005

Net Revenues for the thirteen-week period ended September 26, 2006 decreased approximately $0.4 million or 3.4% from $12.1 million for the thirteen-week period ended September 27, 2005 to $11.7 million for the thirteen-week period in 2006. Most of this decline was the result of a decrease in same-store sales of 3.1% in 2006 (0.1% decline in Midwest units and 4.5% decline in West Coast units) versus the same thirteen-week period in 2005. We believe a large portion of this decline is directly attributable to higher gas and energy prices and consumers choosing less expensive dining experiences. Also contributing to the decline in net revenue was an increase in discounted sales to 3.9% in 2006 versus 3.5% for the same thirteen-week period in 2005, as we attempted to change our marketing strategy and generate additional revenue in what is historically our slowest time of the year.

Food and beverage costs for the thirteen-week period ended September 26, 2006 decreased $0.087 million or 2.2% from $4.0 million for the thirteen-week period ended September 27, 2005 to $3.9 million for the thirteen-week period in 2006. Food and beverage costs as a percentage of net revenues were 32.9% for the thirteen-week period ended September 27, 2005 compared to 33.3% for the same thirteen-week period in 2006. The chief reason for this slight increase was higher seafood and beef cost relative to the same thirteen-week period in 2005.

Payroll and payroll related costs for the thirteen-week period ended September 26, 2006 decreased approximately $0.16 million or 3.6% from $4.3 million for the thirteen-week period ended September 27, 2005 to $4.1 million for the thirteen-week period in 2006. Payroll and payroll related costs as a percentage of net revenues was 35.5% for the thirteen-week period ended September 27, 2005 compared to 35.4% for the same thirteen-week period in 2006. Payroll and payroll related costs as a percentage of net revenues were relatively consistent as we have worked to achieve the minimum production staffing that is required per unit in order to maintain guest services and a positive dining experience.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirteen-week period ended September 26, 2006 decreased $12,000 or 4% from $2.745 million for the thirteen-week period ended September 27, 2005 to $2.733 million for the thirteen-week period in 2006. Direct operating costs, as a percentage of net revenues was 22.8% for the thirteen-week period ended September 27, 2005 compared to 23.5% for the same thirteen-week period in 2006. This increase was mainly a function of the decrease in our net revenue being slightly greater than the proportionate reduction in controllable spending.

Depreciation and amortization for the thirteen-week period ended September 26, 2006 increased $10,000 or 3.1% from $0.322 million for the thirteen-week period ended September 27, 2005 to $0.332 million for the same period in 2006. Depreciation remained relatively constant between the quarter just ended September 26, 2006 and same period 2005.

General and administrative expenses for the thirteen-week period ended September 26, 2006 increased $14,000 or 1.3% from $1.072 million for the thirteen-week period ended September 27, 2005 to $1.086 million for the thirteen-week period in 2006. These costs as a percentage of net revenues were 8.9% for the thirteen-week period ended September 27, 2005 compared to 9.3% for the same period in 2006. This slight increase in percentage relationship to net revenues, is chiefly the result of timing of expenses in the thirteen-week period ended September 26, 2006 for the Company’s annual general managers conference (approximately $50,000). In 2005 the general managers meeting was held and expensed in the first thirteen-week period.

Other income (expense) including Reorganization items for the thirteen-week period ended September 26, 2006 was $0.295 million of expense versus an expense of $0.338 million for the thirteen-week period ended September 27, 2005. The principal reason for this decrease was a reduction in capital lease interest and interest associated with our reorganization debt payment, as we continue to pay down the principal on such debt. Slightly offsetting these decreases are penalties and interest for our delay in filing the registration statement required by a Registration Rights Agreement we entered in January 2005. The registration statement was filed in September 2006 and declared effective on November 3, 2006. Through September 26, 2006, we had incurred approximately $27,000 in such penalties.

Net loss for the thirteen-week period ended September 26, 2006 increased approximately $0.139 million or 20.7% from net loss of $0.673 million for the thirteen-week period ended September 27, 2005 to $0.812 million for the thirteen-week period in 2006. The increase in net loss for the thirteen-week period ended September 26, 2006 was mainly a function of a decrease in our net revenue being greater than the proportionate reduction in controllable spending and still providing our guest with a positive dining experience. Also increasing the loss was the payment of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered in January 2005, as described above.

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2006 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2005

Net Revenues for the thirty-nine week period ended September 26, 2006 decreased approximately $1.4 million or 3.6% from $38.7 million for the thirty-nine week period ended September 27, 2005 to $37.3 million for the thirty-nine week period in 2006. This entire decline was the result of a decrease in same-store sales of 3.5% in 2006 (3.7% decline in Midwest units and 3.4% decline in West Coast units) versus the same thirty-nine week period in 2005. We believe a large portion of this decline is directly attributable to higher gas and energy prices and consumers choosing less expensive dining experiences.

Food and beverage costs for the thirty-nine week period ended September 26, 2006 decreased $0.3 million or 2.4% from $12.7 million for the thirty-nine week period ended September 27, 2005 to $12.4 million for the thirty-nine week period in 2006. Food and beverage costs as a percentage of net revenues was 32.8% for the thirty-nine week period ended September 27, 2005 compared to 33.2% for the same thirty-nine week period in 2006. The chief reason for this slight increase was higher seafood and beef prices in the first thirty-nine weeks versus the same thirty-nine week period in 2005. Partially offsetting this increase was the continued reengineering of our menu to provide increased perceived guest value while at the same time increasing selected menu item prices, which was effected in the second thirteen-week period in 2006.

Payroll and payroll related costs for the thirty-nine week period ended September 26, 2006 decreased $0.45 million or 3.3% from $13.41 million for the thirty-nine week period ended September 27, 2005 to $12.96 million for the thirty-nine week period in 2006. Payroll and payroll related costs, as a percentage of net revenues was 34.7% for the thirty-nine week period ended September 27, 2005 compared to 34.8% for the same thirty-nine week period in 2006. This slight increase is mainly a function of the decrease in our net revenue being slightly greater than the minimum production staffing that is required per unit to maintain guest services and a positive dining experience.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirty-nine week period ended September 26, 2006 was $8.27 million compared to that of the thirty-nine week period ended September 27, 2005 of $8.28 million. Direct operating costs, as a percentage of net revenues was 21.4% for the thirty-nine week period ended September 27, 2005 compared to 22.2% for the same thirty-nine week period in 2006. In absolute dollars the direct operating costs remained constant; however, the increase in the percentage relationship to revenue was the direct result of the decrease in revenue between the thirty-nine week period ended September 26, 2006 and the same thirty-nine weeks in 2005 and a proportionate reduction in controllable spending.

Depreciation and amortization for the thirty-nine week period ended September 26, 2006 increased $23,000 or 2.4% from $0.96 million for the thirty-nine week period ended September 27, 2005 to $0.98 million for the same period in 2006. The increase in depreciation expense partially reflects the additional capital spending for the thirty-nine week period ended September 26, 2006 of $0.34 million compared to the thirty-nine week period ended September 27, 2005 of $0.28 million.

General and administrative expenses for the thirty-nine week period ended September 26, 2006 decreased $36,000 or 1.1% from $3.23 million for the thirty-nine week period ended September 27, 2005 to $3.2 million for the thirty-nine week period in 2006. In real spending (without non-cash deferred compensation expense) general and administrative expenses declined $0.174 million or 5.7% from $3.05 million for the thirty-nine week period ended September 27, 2005 to $2.87 million for the thirty-nine week period in 2006. These costs as a percentage of net revenues (without non-cash deferred compensation expense) were 7.9% for the thirty-nine week period ended September 27, 2005 compared to 7.7% for the same period in 2006. The principal reason for the decrease in general and administrative expense is the reduction in professional fees for consulting, legal and outside accountants for the thirty-nine week period ended September 26, 2006. Partially offsetting these improvements was an increase ($0.322 million in 2006 compared to $ 0.184 million in 2005) in the non-cash compensation expense, as the Company adopted the fair value recognition provisions of SFAS 123R. See Note 1 to our consolidated financial statements.

Other income (expenses) for the thirty-nine week period ended September 26, 2006 decreased $2,000 or 0.3% from $0.626 million for the thirty-nine week period ended September 27, 2005 to $0.624 million for the same period in 2006. The principal reason for this decrease was the reduction in capital lease interest and interest associated with our reorganization debt payment, as we continue to pay down the principal on such debt. Slightly offsetting these decreases are penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered into January 2005. The registration statement was filed in September 2006 and declared effective on November 3, 2006. Through September 26, 2006, we had incurred approximately $87,000 in such penalties.

Net loss for the thirty-nine week period ended September 26, 2006 increased $0.574 million from a net loss of $0.555 million for the thirty-nine week period ended September 27, 2005 to a net loss of $1.13 million for the thirty-nine week period in 2006. The increase in net loss for the thirty-nine week period ended September 26, 2006 was principally the result of soft revenue for the period compounded by utility and freight fuel surcharges and the adoption non-cash expense for SFAS 123R, which reduced profits. Also increasing the loss was the payment of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered into January 2005, as described above.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $0.0 million at September 26, 2006. Our operating activities for the thirty-nine weeks ended September 26, 2006 provided almost $1.3 million, while our capital expense for the same period was approximately $0.4 million and our payment of debt and capital leases was approximately $1.3 million.

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

SEASONALITY

Our operations have historically experienced seasonal fluctuations, with the fourth quarter and second quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our Mid-west operations, and the third quarter being the slowest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our Mid-west locations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact that adopting FIN 48 will have on our financial results in future periods.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States America, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FAS 157 on its consolidated financial statements in future.

On September 29, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). Upon adoption, this standard requires an employer to recognize the funded status of its pension and other postretirement benefit plans in the statement of financial position. Changes in the funded status of the plans will be recognized in the period in which they occur as a component of comprehensive income, net of tax. This standard also requires an employer to measure the funded status of its plans as of the end of its fiscal year. FAS 158 becomes effective for the company in the fourth quarter of 2006, except for the provisions regarding the required change in measurement date, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating FAS 158 to determine the potential impact of its adoption on the consolidated financial statements.

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

The increase in net loss for the thirteen-week period ended September 26, 2006 was principally the result of soft revenue for the period, compounded by utility and freight fuel surcharges and the adoption non-cash expense for 123R, which reduced profits. Also increasing the loss was the payments of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered into January 2005, which were accruing at a rate of approximately $0.009 million per month. Through September 26, 2006, we had incurred approximately $87,000 in such penalties.

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

IMPAIRMENT OF LONG LIVED ASSETS

We assess the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, we consider a number of factors, including:

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

Interest Rate Sensitivity. As of September 26, 2006, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Since emerging from bankruptcy and through September 26, 2006, we successfully raised an aggregate of $1.9 million in private placements of securities. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will materially affect our ability to meet our Plan objectives, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower sales and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

WE HAVE INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE PROFITS.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in these approximate amounts: $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; $4.9 million for the fiscal year ended December 31, 2003; and $6.6 million for the fiscal year ended December 31, 2002. In addition, for the thirty-nine week period ended September 26, 2006, we incurred net losses of $1.1 million. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

WE FACE RISKS ASSOCIATED WITH CHANGES IN GENERAL ECONOMIC AND POLITICAL CONDITIONS THAT AFFECT CONSUMER SPENDING.

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

SUCCESSFUL MERGERS, ACQUISITIONS, DIVESTITURES AND OTHER STRATEGIC TRANSACTIONS ARE IMPORTANT TO OUR FUTURE GROWTH AND PROFITABILITY.

We intend to evaluate potential mergers, acquisitions, joint venture investments, and divestitures as part of our strategic planning initiative, including the potential acquisition by our wholly owned subsidiary, Paragon Steakhouse Restaurants, Inc., of seven steakhouses in New England through the acquisition of 100% of the membership interests of the entities owning such steakhouses, which potential acquisition remains subject to our due diligence and obtaining financing. These transactions involve various inherent risks, including, among other things,

•	our ability to identify suitable acquisition targets, including assessing the value, future growth potential, strengths, weaknesses, contingent and other liabilities and potential profitability of any acquisition candidate;

•	our ability to negotiate favorable acquisition terms for such targets;

•	our ability to prevail over competing bidders for any acquisition candidate;

•	our ability to secure financing necessary to complete such acquisitions in a timely manner and on acceptable terms;

•	our ability to achieve projected economic and operating synergies from any acquired business;

•	our ability to respond to any unanticipated changes in business and economic conditions affecting any acquired business,

•	our ability to complete divestitures on acceptable terms and at or near the prices estimated as attainable by us; and

•	our ability to integrate successfully the operations and management of any business we acquire into our business.

Given that our growth strategy is heavily dependent on acquiring new businesses, if we are unable to execute on this strategy for any reason our future operating results may be harmed materially.

WE DEPEND ON KEY FOOD PRODUCT DISTRIBUTORS.

We have a major meat vendor that accounted for $3.6 million (15.4%) of our total (including outside services) purchases in the thirty-nine week period ended September 26, 2006 and $5.0 million (11.0%) in all of 2005. We purchase our food and beverage products from a number of food distributors, including Southwest Traders (8.6%) on the West Coast and U.S. Foodservice (7.8%) in the Midwest in the thirty-nine week period ended September 26, 2006. If any of our vendors is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business. We believe that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event we must purchase our products from other suppliers; however, there can be no assurance that we will be able to match quality, price or dependability of supply.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. There can be no assurance that our controls over financial processes and reporting will be effective in the future. For more information, see Item 4 of Part I of this quarterly report on Form 10-Q.

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

WE DO NOT PAY DIVIDENDS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 2006, we held our annual stockholders’ meeting, at which our stockholders (i) elected three (3) directors to hold office until the next annual election of directors and (ii) ratified the appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm for the year ending December 31, 2006. The vote on such matters was as follows:

I. Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
A. Stone Douglass	3,385,001	51,000
Edgar Tod Lindner	3,415,009	21,000
Thomas A. Edler	3,415,009	21,000

II. Ratification of Appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm for the year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
3,405,309	30,700	0	0

ITEM 6.	EXHIBITS

(a) Exhibits.

3.1	Amended and Restated Certificate of Incorporation Pursuant to Reorganization (incorporated by reference to Form 10-K filed on April 28, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Form 10-K filed on April 12, 2005).

10.13	Membership Interest Purchase Agreement dated October 11, 2006 among Paragon Steakhouse Restaurants, Inc., Delaware Trust Company, N.A. as Owner Trustee and Wells Fargo Bank, N.A. as Indenture Trustee of the ACLC Business Loan Receivables Trust 1999-2, and Delaware Trust Company, N.A. as Owner Trustee and Wells Fargo Bank, N.A. as Indenture Trustee of the ACLC Business Loan Receivables Trust 2000-1. Certain schedules and exhibits referenced in the Membership Interest Purchase Agreement have been omitted in accordance with Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEAKHOUSE PARTNERS, INC.

Date: November 13, 2006	/S/ JOSEPH L. WULKOWICZ
JOSEPH L. WULKOWICZ Vice President and Chief Financial Officer (principal financial and accounting officer)