Form 10-K
period 2006-12-26
STEAKHOUSE PARTNERS INC
filed 2007-03-28
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the Year Ended December 26, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and ask price of said common stock, as of June 26, 2006 was approximately $2,057,061.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:    ☒  Yes    ☐  No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock: 6,635,680 shares of common stock were outstanding as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Item 11 of Part III incorporates by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2007 Annual Meeting of Stockholders.

PA RT I

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

Overview

We own and operate 25 full-service steakhouse restaurants located in eight states. Our restaurants principally operate under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.10 per guest (including alcoholic beverages) and our 25 restaurants serve approximately 2.0 million meals annually. Our management believes that our emphasis on quality service and our concentration on fresh cut, high quality USDA graded steaks and prime ribs distinguishes our restaurants from our competitors, presenting an opportunity for growth.

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

Effective December 31, 2003, we confirmed a Plan of Reorganization, which provided for us to assume the core 25 profitable restaurants. For all the other units, either our leasehold interests were sold or the leases were rejected as of the Effective Date. Any claims associated with the rejected leases were provided for in the Plan.

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

As per the Plan of Reorganization we paid to the Unsecured Creditors $1,000,000 within 30 days of the Effective Date of the Plan, and were scheduled to make periodic payments under a $5,030,000 note payable. The note is non-interest-bearing and the last payment was due on or before December 2006. In addition, the general unsecured creditors are to receive 500,000 shares of common stock. Currently, the Trustee for the Unsecured Creditors and the Company have modified the payments terms (now $4,855,000) to provide for payments either 1) payments over a longer period of time so the payments conform more closely to available cash flow or 2) the refinancing of the debt by securing a long term loan to satisfy the entire note in a lump sum payment. Thus far the Company has not been able to secure the required financing.

Also, per the Plan of Reorganization we have made scheduled periodic payments under a $1,289,533 note payable to the Secured Creditor. The note is interest bearing at 9.0% and the last payment was due on or before January, 2008. We had made all regular scheduled payments (principal and interest) until June, 2006, when the Company suspended payments as cash flow during the summer months was too restrictive. The Company and the Secured Creditor are in dialog regarding a revised payment schedule over a longer period of time so the payments conform more closely to available cash flow for the balance due on the Note (currently at $863,627). As of February 2007, the Company has resumed payments.

On October 11, 2006 the Company entered into a Membership Interest Purchase Agreement to acquire 7 steakhouses in New England subject to certain financing contingencies. The agreement included a 60-day exclusive to consummate the transaction. On January 23, 2007 the Company was notified the Membership Interest Purchase Agreement was terminated. However, the Company and the Seller are still actively in trying to successfully conclude the transaction as per the terms in the original Membership Interest Purchase Agreement.

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

Galveston’s Steakhouse Corp. first acquired two of the four Texas Loosey’s restaurants on August 19, 1996 pursuant to an Asset Purchase Agreement, dated April 10, 1996 (which was subsequently amended on November 1, 1998), and acquired the remaining two Texas Loosey’s restaurants on May 1, 1999.

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

Restaurant Concepts

All of our restaurants are positioned as destination restaurants that attract loyal clientele. Destination restaurants are restaurants situated as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. All but one of our restaurants are full-service steakhouses. We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our “signature product” and is the basis for our distinctive merchandising commitment to “The Best Prime Rib in Town.” Our prime rib, which is served in a herb crust, is slow roasted for eighteen hours to enhance its favor and tenderness. Portions are deliberately generous. Prime Rib and steaks account for approximately 67.5% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 19.0% of our total net sales. Our restaurants are generally open seven days a week with typical hours of operation being from 4:30 p.m. to 9:30 p.m. on weekdays and from 4:00 p.m. to 10:00 p.m. on weekends. Some restaurants are open for lunch beginning at 11:30 a.m. on weekdays; most of these restaurants are closed for lunch on weekends.

We intend to continue our efforts to differentiate our restaurants by emphasizing personal and attentive service, consistent high-quality, fresh products and position in the mid-priced, full service steakhouse segment of the restaurant industry.

We currently operate in three distinctive steakhouse markets:

Hungry Hunter, Hunter Steakhouse and Mountain Jack’s

We have 17 steakhouses operating under our core registered trade names, Hungry Hunter, Hunter Steakhouse and Mountain Jack’s, for which the average dinner check is approximately $27.41 per guest. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and the “look and feel” of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter, Hunter Steakhouse and Mountain Jack’s steakhouses as a step-above the lower ticket restaurant chains such as Outback Steakhouse and Lone Star Steakhouse & Saloon.

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

Carvers

We have four steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average dinner check per guest of slightly more than $37.14. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton’s and Ruth’s Chris.

Our Carvers restaurants are also typically housed in freestanding buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately 220 seats. Our Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events. We are currently developing the next generation lunch and dinner menus for Carvers.

Concept Restaurants

Paragon operates four concept (unique) properties, with average checks ranging from $27.00 to $37.00 per guest:

The Tippecanoe Place is an upscale restaurant located in a 24,000 square foot historical building formerly known as the Studebaker Mansion, in South Bend, Indiana. Both the menu (featuring 60% of Paragon core entrées complimented by gourmet and local favorites) and the structure are South Bend landmarks. Tippecanoe Place is regularly voted the best steakhouse, dining location and wedding site in northern Indiana.

The Cliffhouse, in Folsom, California, overlooks the American River, and attracts both “locals” as well as tourists with its beef and seafood specialties and panoramic patio seating. The restaurant is approximately 10,000 square feet in size, and attracts a younger dining clientele with expansive bar offerings and regular karaoke and dancing opportunities.

The Whaling Company, our only seafood restaurant, is situated in colonial Williamsburg, Virginia. Fresh catches and local-tradition offerings are presented on a “daily catch board.” Tourists visiting historical Williamsburg and the Busch Gardens amusement park enhance the strong community use of this venture.

We operate our final unique restaurant under the name Carvers Creek in Raleigh, North Carolina. When we entered the southeast region of the country, the names Carvers Creek and Carvers were tested for market appeal. This former Mountain Jack’s was renamed Carvers Creek, but retained substantially all of the core concept attributes except certain full meal add-ons (such as salad and soup).

Strategy

Our goal for the future is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers and local store marketing) and through the potential acquisition of steakhouse (step-up casual) restaurants. Key components of this strategy include leveraging established brands, achieving operating efficiencies, cost savings through volume discounts on purchases, and efficiently penetrating new markets, as well as, disposing of underperforming units.

Marketing

We use a combination of national, local and “four walls” marketing initiatives to enhance our consumer appeal and to promote increased guest counts.

On a national scale, we encourage trial by new guests and seek to increase weekday customer counts with both print and electronic media. Our targeted advertisements consist of freestanding newspaper inserts and limited discount coupons such as bulk mailers. In certain markets, we feature local image advertising and spot radio ads. Our print marketing is supplemented by an electronic guest loyalty outreach in partnership with the Fishbowl organization. This restaurant-industry email service is utilized to disseminate regular, targeted dining opportunities to interested guests.

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

We also utilize management information systems to allow timely information analysis and response. Our computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant’s sales, purchasing, payroll, operating expenses, guest related statistics and other data, we can regularly monitor restaurant operations. Our management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor, minutes per meal, promotional programs, restaurant costs and general marketing data. However, because of the age, reliability and serviceability issues of our existing POS system, we have begun to upgrade this critical feature. The POS conversion (Aloha software) is underway which includes tools to view “real time” data. It also includes a full set of inventory controls and food cost measures that will insure we are buying, storing and producing in the most cost efficient ways. The new POS system has cut training costs and reduced downtime while proving to be a very stable platform. We currently have six units converted and plan to convert another six or more in 2007 depending on availability of funds.

Our management team for a typical steakhouse restaurant generally consists of one general manager, one or two leaders and a kitchen manager. Each restaurant also employs a staff consisting of approximately 40 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to either a district leader or one of our two regional vice presidents of operations, who each supervise five to seven restaurants. Our restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Our restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management defines operations and performance objectives for each restaurant and monitors implementation. Our senior management regularly visits our restaurants and meets with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of our restaurant operations and personnel development.

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

Purchasing

During 2006 and 2005, we had a major meat vendor that accounted for approximately $5.0 million (11%) of our total purchases in each year respectively. We did not have any supplier concentrations in 2004. We purchase our food and beverage products from a number of food distributors, including Southwest Traders on the West Coast and U.S. Foodservice in the Midwest. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the corporate support center for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies. Tops, strips and porterhouse steaks are “angus” beef.

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

Competition

The restaurant industry is intensely competitive with respect to price, service, location and food quality, and there are many well-established competitors with substantially greater financial and other resources than us. The food service is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered. Our restaurants compete with other mid-priced, full service restaurants, which are not necessarily steakhouse restaurants, primarily on the basis of quality of food and service, ambiance, location and price-value relationship. We also compete with a number of other steakhouse restaurants within our markets, including both locally owned restaurants and regional or national chains. Although, we believe that the quality of our service, our well-regarded brands, attractive price-value relationship and quality of food will enable us to differentiate ourselves from our competitors and place us in an excellent competitive position, many of our competitors are well established in the mid-priced dining segment and certain competitors have substantially greater financial, marketing and other resources than we do. We also compete with other restaurants and retail establishments for sites. We believe that our ability to compete effectively will continue to depend upon our ability to offer high-quality, mid-priced food in a full service, distinctive dining environment.

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

Employees

At January 9, 2007, we employed approximately 1,300 individuals, of which 111 occupy executive, managerial or clerical positions, and 1,189 hold non-managerial restaurant-related positions. None of our employees is covered by a collective bargaining agreement.

We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

Information as to Classes of Similar Products or Services

We operate in only one industry segment. All significant revenues and pre-tax earnings are related to retail sales of food and beverages to the general public through Company-operated restaurants. At December 31, 2006, we had no operations outside the continental United States.

ITEM 1A.	RISK FAC TORS.

Forward-Looking Information

You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report, including our financial statements and the related notes.

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

We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will seriously affect our ability to meet the objectives of our plan of reorganization, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

We have incurred losses from inception and may never generate substantial profits.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in the following approximate amounts: $1.7 million for the fiscal year ended December 31, 2006; $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; $4.9 million for the fiscal year ended December 31, 2003; and $6.6 million for the fiscal year ended December 31, 2002. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

We may not have sufficient cash reserves to maintain our operations and fund our obligations. In such event, we may need to seek additional financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our plan of reorganization and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, shareholders may experience dilution of their ownership interest and the newly issued securities may have a rights superior to those of the common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

If we default on our obligations related to our indebtedness, our creditors could assume possession and control of our assets.

We have substantial debt and have pledged all of our assets to secure certain obligations with respect to our indebtedness, including obligations entered pursuant to our Plan of Reorganization. We have defaulted on certain obligations related to our indebtedness in the past and may default on obligations related to our indebtedness in the future. We are currently behind on payments with respect to indebtedness related to our Plan of Reorganization and we have appointed a director to our Board to represent our creditors. If we are unable to satisfy our obligations under our indebtedness, our creditors will be entitled to exercise all remedies available to them under the terms of the instruments governing our indebtedness and applicable law, which could include declaring all amounts outstanding with respect to our indebtedness immediately due and payable and assuming possession and control of all of our assets.

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

Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter, Hunter Steakhouse, Mountain Jack’s, Carvers restaurants’ menus, or by specific events such as the recently confirmed cases of “mad cow disease” by the Canadian government in August 2006 or “foot/mouth disease” which occurred in the United Kingdom in 2001. In addition, these events could reduce the available supply of beef or significantly raise the price of beef. If we were to modify the emphasis on beef in our restaurants’ menus, we may lose additional customers who do not prefer the new concept and menu, and we may not be able to attract a sufficient new customer base to generate the necessary revenues needed to make the restaurant profitable. In addition, we may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

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

If we cannot successfully construct new restaurant properties or convert acquired restaurant properties to our established brands within projected budgets or time periods, our business and our ability to continue as a going concern will be adversely affected. Even with the success of our plan of reorganization and sufficient funds, plans to expand our business may fail due to construction delays or cost overruns, which could be caused by numerous factors, such as shortages of materials and skilled labor, labor disputes, weather interference, environmental problems and construction or zoning problems.

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

We intend to evaluate potential mergers, acquisitions, joint venture investments, and divestitures as part of our strategic planning initiative, including our potential acquisition of seven steakhouses in New England. These transactions involve various inherent risks, including, among other things,

•

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

We have a major meat vendor that accounted for $5.0 million (11%) of our total purchases in 2006 and 2005 respectively. We purchase our food and beverage products from a number of food distributors, including Southwest Traders on the West Coast and U.S. Foodservice in the Midwest. If any of our vendors is unable to continue providing us with a high level of quality and dependability in the receipt of our supplies, at the cost advantages resulting from our volume purchases, this could have a material impact on our business.

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

Increases in federal and state statutory minimum wages will increase our expenses, which could adversely affect our results of operations.

The recent increases in the state statutory minimum wage and the federal minimum wage increases will raise minimum wages above the current wages of some of our employees. As a result, competitive factors could require us to make corresponding increases in our employees’ wages. Increases in our wage rates increase our expenses, which could adversely affect our results of operations.

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

We currently own and operate 25 restaurants. Due to this relatively small number of restaurants, poor financial performance at any one restaurant could have a significant negative impact on our profitability as a whole. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a more geographically dispersed area with varied demographic characteristics. We cannot assure you that we will be able to operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number of our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

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

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our results of operations or business. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs, including health insurance, and similar matters over which we have no control may increase our operating costs. Further, the United States Congress is considering changes to Federal immigration-related laws. Changes to these laws may adversely affect our operations by increasing our compliance and oversight obligations and making it more expensive and difficult for us to hire qualified employees.

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

Risks Related To Our Common Stock

Since our shares are thinly traded, and trading on the OTC Bulletin Board may be sporadic because it is not an exchange, stockholders may have difficulty reselling their shares.

Our common stock is currently quoted on the OTC Bulletin Board. The fact that our common stock is not listed on a major exchange is likely to make trading more difficult for broker-dealers, shareholders and investors, potentially leading to further declines in share price. An investor may find it more difficult to sell our common stock or to obtain accurate quotations of the share price of our common stock.

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

In addition to the “penny stock” rules described above, the National Association of Securities Dealers, Inc. (the “NASD”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Ownership of approximately 44% of our outstanding common stock by five stockholders will limit your ability to influence corporate matters.

A substantial portion of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 44% of the outstanding shares of common stock. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

ITE M 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

The following table sets forth the location of our existing Hungry Hunter, Hunter Steakhouse, and Mountain Jack’s restaurants as of March 27, 2007:

California		Indiana
Bakersfield	Temecula	Lafayette
Fairfield	Thousand Oaks
Lafayette	Ventura	Michigan
Modesto		Auburn Hills
Oceanside		Taylor
S. San Francisco		Troy
Sacramento		Traverse City
San Diego
Santa Rosa

The following table sets forth the location of our existing Carvers restaurants as well as our concept (unique) restaurants:

Carvers Locations	Concept (Unique) Restaurant Locations
Glendale, Arizona	Folsom, California
Centerville, Ohio	South Bend, Indiana
Roseville, California	Williamsburg, Virginia
Sandy, Utah	Raleigh, North Carolina

Our executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. Our executive offices have a three-year lease expiring in May 2007 at very competitive rates with an option to renew. Our telephone number is (858) 689-2333. We believe that there is space available to satisfy our current and anticipated needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, we believe that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock traded on the NASDAQ Small Cap Market under the symbol “SIZL” from February 27, 1998, the date of our initial public offering, until December 19, 2001, the day it was delisted. Our common stock was then listed on the over-the-counter market and traded on the Pink Sheets under the symbol “SIZLQ.PK”. As of the December 31, 2003, all of our outstanding capital stock was cancelled and new shares of common stock were issued. On May 3, 2004, our common stock began trading on the Pink Sheets as a reorganized company under the symbol STPK.PK. Currently, our common stock is traded on the OTC Bulletin Board under the symbol STPK.OB.

The following table sets forth the range of high and low closing prices for our common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Year ended December 31, 2005
	High	Low
First Quarter	$2.00	$1.05
Second Quarter	1.40	1.03
Third Quarter	1.04	0.60
Fourth Quarter	0.70	0.50

Year ended December 31, 2006
	High	Low
First Quarter	$1.00	$0.38
Second Quarter	0.70	0.50
Third Quarter	0.55	0.30
Fourth Quarter	0.60	0.26

Holders

As of January 4, 2007 there were approximately 133 record holders of our common stock.

Dividends

We have not paid any cash or other dividends on our common stock since our inception and do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings for use in our operations and to finance our plan of reorganization.

Stock Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last twenty months (i.e., since shares of common stock of the reorganized company began trading on the Pink Sheets) (a) the total shareholder return on our common stock, (b) the total return on the Russell 2000 Index and (c) the total return on a peer group index. The peer group selected is: J. Alexander Corp.; Landry’s Restaurants, Inc.; Lone Star Steakhouse Inc.; O Charley’s Inc; Rare Hospitality International Inc, and Ryans Restaurant Group Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data for the five years ended December 31, 2006 has been derived from our Consolidated Financial Statements. This data should be read in conjunction with Consolidated Financial Statements and related Notes for the year ended December 31, 2006, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations. We report our operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, we report all years as ending December 31.

	Fiscal Years
	(in thousands, except per share amounts)
Income Statement Data:	2006	2005	2004	2003	2002
Net Revenues	50,168	52,001	$55,070	$77,758	$97,102
Cost of sales
Food and beverage	16,673	17,016	18,710	28,396	33,887
Payroll and payroll related costs	17,148	17,726	18,598	27,704	34,313
Non-cash stock compensation
Expense	109	124	—	—	—
Direct operating costs	11,174	11,183	11,429	20,008	24,297
Non-cash impairment of property, plant, and equipment -	—	51	—	—	—
Depreciation and amortization	1,316	1,283	1,235	1,877	2,785

Total cost of sales	46,420	47,383	49,972	77,985	95,282

Gross profit (loss)	3,748	4,618	5,098	(227)	1,820
Costs and expenses
General and administrative Expenses (includes non-cash compensation $428 in 2006, $264 in 2005 and $500 in 2004)	4,304	4,224	4,459	4,711	5,104
Legal settlement	—	—	35	—	800
Reserve for advances to officers -	—	—		277	617
Income (loss) before other income (expense)	(556)	394	604	(4,938)	(3,561)

Other income (expense)
Interest Income	—	—	1	—	—
Miscellaneous income	200	386	131	179	392
Interest and financing costs	(1,208)	(1,257)	(1,324)	(2,567)	(2,328)

Total other (expense)	(1,008)	(871)	(1,192)	(2,388)	(1,936)

Income (loss) before reorganization items, provisions for income taxes, and discontinued operations	(1,564)	(477)	(588)	(7,326)	(5,497)

Reorganization items
Gain on sale of property, plant, and equipment	—	26	54	3,516	2,048
Professional Fees	(192)	(47)	(28)	(1,968)	(1,217)
IDine settlement	—	—	—	—	(960)

Total reorganization items	(192)	(21)	26	1,548	(129)

Loss before provision for income taxes and discontinued operations	(1,756)	(498)	(562)	(5,778)	(5,626)
Provision for income taxes	14	(43)	73	130	129

Loss before discontinued Operations	(1,770)	(455)	(635)	(5,908)	(5,755)
Income (Loss) before discontinued operations, net of income taxes of $0, $0, $850, $ 850	—	—	—	1,057	(828)

Net loss	(1,770)	$(455)	$(635)	$(4,851)	$(6,583)

Earnings (loss) per share
Basic
Earnings (Loss) from continuing operations	$(0.27)	$(0.08)	$(0.13)	$(1.74)	$(1.70)
Earnings (Loss) from discontinued operations	—	—	—	$0.31	$(0.24)

Basic loss per share	$(0.27)	$(0.08)	$(0.13)	$(1.43)	$(1.94)

Diluted loss per share
Earnings (Loss) from continuing operations	$(0.27)	$(0.08)	$(0.13)	$(1.74)	$(1.70)
Earnings (Loss) from discontinued operations	—		—	$0.31	$(0.24)

Diluted loss per share	$(0.27)	$(0.08)	$(0.13)	$(1.43)	$(1.94)

Shares used to calculate loss per share
Basic	6,636	5,966	5,000	3,387	3,387
Diluted	6,636	5,966	5,000	3,387	3,387

Balance Sheet Data:	2006	2005	2004	2003	2002
Total assets	29,405	$30,734	$31,474	$17,763	$25,995
Total debt, excluding capital lease obligations	7,669	$8,620	$9,385	$6,478	$2,188
Total capital lease obligations	8,430	$8,738	$8,996	$9,865	$14,376
Stockholders’ equity (deficit)	5,857	$7,090	$5,511	$(25,687)	$(20,896)

ITEM 7.	MANA GEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to update any forward-looking statements after the filing of this Annual Report to conform such statements to actual results or to changes in our expectations.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Risk Factors” in Item 1A of Part I of this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: risks related to our operating expenses; sales and operations; anticipated cash needs; our operating strategy and growth strategy; needs for additional financing; ability to attract customers; anticipated trends and challenges in our business; the adequacy of our facilities; the impact of economic conditions on our customers and our business; the benefits, risks and synergies that could be achieved from our acquisitions; the impact of competitive products and pricing; our ability to negotiate with third parties; our failure to obtain additional funds in a timely manner or on acceptable terms; losses incurred from inception; failure to obtain additional capital needed for expansion; insufficient cash reserves to maintain and fund our operations;

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

Company Overview

On December 21, 1998, we acquired Paragon Steakhouse Restaurants, Inc. and its subsidiaries (“Paragon”) and Pacific Basin Foods, Inc. (“PBF”). Prior to the acquisition of Paragon, we owned and operated four restaurants. Therefore, as of that date, we had three business units, which had separate management and reporting infrastructures that offered different products and services. The business units were aggregated into two reportable segments, restaurant services and food service distribution, since the long-term financial performance of these reportable segments is affected by similar economic conditions. The restaurant services segment consisted of two business units — Paragon Steakhouse Restaurants, Inc. and Steakhouse Partners, Inc. — that operated specialty restaurants around the country. Our food service distribution segment, which operated as PBF, performed distribution of restaurant foods and restaurant-related products for internal operations, as well as customers outside our internal operations.

As Paragon downsized and reduced the total number of restaurants serviced by PBF, the volume required to maintain its economic feasibility also diminished. Therefore, on October 11, 2002, PBF ceased operations and filed under Chapter 7 with the United States Bankruptcy Court in Riverside, California.

Effective December 31, 2003, we confirmed a Plan of Reorganization, which provided for us to assume the core 25 profitable restaurants. For all the other units, either our leasehold interests were sold or the leases were rejected as of the Effective Date. Any claims associated with the rejected leases were provided for in the Plan.

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

As of December 31, 2006, we operated 25 full-service restaurants located in eight states. We operate under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse and Mountain Jack’s. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on either a conversion of acquired restaurant properties to our steakhouse brand names or the targeted acquisition of one or more large steakhouse chains. Now that we have emerged from our reorganization, we are focused on acquisitions.

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

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2006 and 2005, the Company maintained a current ratio of 0.15-to1 and 0.21-to-1, respectively. In addition, during the years ended December 31, 2006 and 2005, the Company had a working capital deficit of approximately $11.9 million and $9.7 million, respectively. The Company is negotiating with the trustee for the unsecured creditors to consolidate the debt, per the Plan. The company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors who will provide a discount. Also, in fiscal 2005, the Company successfully completed the first phase (minimum) of a Private Placement for approximately $1.4 million. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Results of Operations

Results of Operations—Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of revenue, certain items in our condensed consolidated statements of operations for the indicated periods:

	FIFTY-TWO WEEKS ENDED December 31, 2006	FIFTY-TWO WEEKS ENDED December 31, 2005
Net revenues	100.0%	100.0%
Cost of Sales
Food and Liquor costs	33.2%	32.7%
Payroll and Related Costs	34.4%	34.3%
Direct Operating Cost	22.3%	21.6%
Depreciation	2.6%	2.5%
Gross Profit	7.5%	8.9%
Costs and Expenses
General and administrative	8.6%	8.1%
Expense
Capital Lease Interest	1.9%	1.9%
Other	0.5%	(0.2%)
Net Loss	(3.5%)	(0.9%)

Factors that have affected the results of operations for fifty-two weeks of fiscal 2006 for us as compared to the fifty-two weeks of fiscal 2005 for us are discussed below.

52 Weeks Ended December 31, 2006 Compared to the 52 Weeks Ended December 31, 2005

Net revenues for the fifty-two week period ended December 31, 2006 decreased approximately $1.8 million or 3.5% from $52.0 million for the fifty-two week period ended December 31, 2005 to $50.2 for the same period in 2006. The decrease was the result total entree counts decreasing 2.2% and the price per entree decreasing 1.1%. The latter was the effect of the Company increasing its catering business, which has a lower average selling price than in store pricing.

Food and beverage costs for the fifty-two week period ended December 31, 2006 decreased approximately $0.3 million or 2.0% from $17.0 million for the fifty-two week period ended December 31, 2005 to $16.7 million for the same period in 2006. The major reason for this decrease was the decline in net revenue partially offset by the effect of the decrease in the average entrée price and relatively stable food cost with 2005. Food and beverage costs as a percentage of net revenues for the twenty-five restaurants were 33.2% for the fifty-two week period ended December 31, 2006 compared to 32.7% for the same period in 2005. The major reason for this increase was the effect of a decrease in the average entrée price in total 1.1% as mentioned above, as well as, average meat prices remaining relatively stable with 2005.

Payroll and payroll related costs for the fifty-two week period ended December 31, 2006 decreased approximately $0.6 million or 3.3% from $17.9 million for the fifty-two week period ended December 31, 2005 to $17.3 million for the same period in 2006. The total payroll and payroll related costs as a percentage of net revenues were 34.4% for the fifty-two week period ended December 31, 2006 compared to 34.3% for the same period in 2005. We were able to successfully reduce payroll and payroll related cost proportionately with the decrease in revenue while providing the minimum staffing required per unit to maintain guest services and a positive dining experience. Also contributing to the proportionate decrease as a percent of net revenue, was the mid year reduction in our workmen compensation rates. Partially offsetting these proportionate changes was the effect of a decrease in net revenue.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 31, 2006 decreased by almost $0.06 million or 0.5% from $11.23 million for the fifty-two week period ended December 31, 2005 to $11.17 million for the same period in 2006. The costs as a percentage of net revenues were 22.3% for the fifty-two week period ended December 31, 2006 compared to 21.6% for the same period in 2005. The major reason for this increase as a percentage relationship to revenue is the impact of the decrease in the restaurants’ net revenue, which was greater than reductions in the fixed or indirectly variable expenses. In fact, utilities, rents, property taxes and credit card fees are costs that continue to rise and make the decrease in the restaurants’ net revenue more disproportionate. Also contributing to these increases was the effect of a decrease in the average entrée price in total of 1.1%.

Depreciation and amortization for the fifty-two week period ended December 31, 2006 increased slightly from $1.2 million for the fifty-two week period ended December 31, 2005 to $1.3 million for the same period in 2006. The major reason for this change is a result of the capital spending on property, equipment and the POS system since mid-2005.

General and administrative expenses for the fifty-two week period ended December 31, 2006 increased $0.08 million or 1.9% from $4.22 million for the fifty-two week period ended December 31, 2005 to $4.3 million for the same period in 2006. General and administrative expenses as a percentage of net revenues was 8.6% for the fifty-two week period ended December 31, 2006 compared to 8.1% for the same period in 2005. The primary reasons for the increase as a percentage relationship to revenue was the increase in non-cash compensation expense (“SFAS 123R”) for employee stock options of $0.4 million for the fifty-two week period ended December 31, 2006 compared to $0.26 million for the same period in 2005. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123R (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method.

Total other and interest expense, net, for the fifty-two week period ended December 31, 2006 increased approximately $0.13 million or 14.9% from $0.87 million for the fifty-two week period ended December 31, 2005 to $1.0 million for the same period in 2006. The increase is principally due to penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered into January 2005. The registration statement was filed in September 2006 and declared effective on November 3, 2006. Through the fifty-two week period ended December 31, 2006, we had incurred approximately $0.1 million in such penalties. Also contributing to the increase was our recognition of all the capitalized costs of approximately $0.19 million associated with our proposed acquisition of Roadhouse Grill, which we abandoned in 2006.

Total reorganization items, net, for the fifty-two week period ended December 31, 2006 increased $0.17 million as compared to the same period in 2005. The primary reason for the increase was bankruptcy related legal fees of approximately $0.15 million.

Net loss for the fifty-two week period ended December 31, 2006 increased $1.3 million from $0.5 million for the fifty-two week period ended December 31, 2005 to approximately $1.8 million for the same period in 2006. The increase in net loss for the fifty-two week period ended December 31, 2006 was principally the result of soft revenue for the period compounded by increasing utility, rents, property taxes and credit card fees and the adoption of non-cash expense for SFAS 123R, which reduced profits. Also increasing the loss was the payment of penalties and interest for the delay in filing the registration statement required by a Registration Rights Agreement we entered into January 2005, as described above and our recognition of all the capitalized costs of approximately $0.19 million associated with our proposed acquisition of Roadhouse Grill, which we abandoned in 2006.

52 Weeks Ended December 31, 2005 Compared to the 52 Weeks Ended December 31, 2004

Net revenues for the fifty-two week period ended December 31, 2005 decreased approximately $3.0 million or 5.6% from $55.1 million for the fifty-two week period ended December 31, 2004 to $52.0 million for the same period in 2005. A portion of the decrease is attributable to the decrease in total operating units. Three operating units were disposed of in February 2004 and contributed almost $0.6 million in net revenue before their disposition. The major reason for the decrease in net revenue was that the same store sales for the core twenty-five units that were open at the end of the year reflected a decrease of 4.5% for the 52 weeks ended December 31, 2005 versus the same period in 2004. We believe this was the result of a 4.8% increase in total average guest check, which in turn negatively affected the total guest count. These changes were additive to significant changes to the menu and menu prices from the same period in 2004. The total price increases and changes in the menu were required as we had deferred any changes through the entire bankruptcy process and to offset beef cost and labor cost increases during that time.

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

Payroll and payroll related costs for the fifty-two week period ended December 31, 2005 decreased approximately $0.9 million or 4.7% from $18.6 million for the fifty-two week period ended December 31, 2004 to $17.7 million for the same period in 2005. The total payroll and payroll related costs as a percentage of net revenues were 34.3% for the fifty-two week period ended December 31, 2005 compared to 33.6% for the same period in 2004 or a 0.7% increase. The major reason for this increase as a percentage relationship to revenue is the impact of the decrease in the restaurants’ net revenue was slightly greater than the minimum staffing required per unit to maintain guest services and create a positive dining experience. During the year the management teams at a number of units were reduced to minimize (where ever possible) this effect. Partially offsetting these increases were the effect of a mid-year major menu price increase coupled with a reengineering of the menu that increased the average entrée price in total 4.8%.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 31, 2005 decreased by almost $0.2 million or 1.7% from $11.4 million for the fifty-two week period ended December 31, 2004 to $11.2 million for the same period in 2005. The costs as a percentage of net revenues were 21.6% for the fifty-two week period ended December 31, 2005 compared to 20.5% for the same period in 2004 or a 0.9% increase. The major reason for this increase as a percentage relationship to revenue is the impact of the decrease in the restaurants’ net revenue, which was greater than reductions in the fixed or indirectly variable expenses. Also contributing to this increase is an asset impairment write-off of the Troy, Michigan, location for $51,000. This location has experienced losses over the past two years and an immediate turnaround is not likely. Partially offsetting these increases was the effect of a mid-year major menu price increase coupled with a reengineering of the menu that increased the average entrée price in total 4.8%.

Depreciation and amortization for the fifty-two week period ended December 31, 2005 increased slightly from $1.2 million for the fifty-two week period ended December 31, 2004 to $1.3 million for the same period in 2005. The major reason for this change is a result of the capital spending on property, equipment and the POS system since mid-2004.

General and administrative expenses for the fifty-two week period ended December 31, 2005 decreased $0.2 million or 4.4% from $4.5 million for the fifty-two week period ended December 31, 2004 to $4.3 million for the same period in 2005. General and administrative expenses as a percentage of net revenues was 8.1% for the fifty-two week period ended December 31, 2005 compared to 7.3% for the same period in 2004. The primary reasons for the increase as a percentage relationship to revenue (even though in absolute dollars general and administrative expenses declined) are higher legal and outside accounting fees associated with resolving stock option deferred compensation issues and the restatement of prior period reports. Partially offsetting this increase was lower non-cash deferred compensation expense for employee stock options ($0.3 million) for the fifty-two week period ended December 31, 2005 compared to $0.6 million for the same period in 2004. We granted the stock options in April 2004 to help retain and attract management talent.

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

A comparison of our sources and uses of funds for 2006 and 2005 follow (in millions):

	2006	2005	Change
Net cash provided by (used in) continuing operating activities	$1.9	$(0.0)	$1.9
Net cash provided by (used in) continuing investing activities	$(0.6)	$(0.4)	$(0.2)
Net cash provided by (used in) continuing financing activities	$(1.7)	$0.2	$(1.9)

Net increase (decrease) in cash and cash equivalents	$(0.4)	$(0.2)	$(0.2)

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2006 and 2005, the Company maintained a current ratio of 0.15-to1 and 0.21-to-1, respectively. In addition, during the years ended December 31, 2006 and 2005, the Company had a working capital deficit of approximately $11.9 million and $9.7 million, respectively. The Company is negotiating with the trustee for the unsecured creditors to consolidate the debt, per the Plan. The company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors who will provide a discount. Also, in fiscal 2005, the Company successfully completed the first phase (minimum) of a Private Placement for approximately $1.4 million. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through the year ending December 31, 2007.

Management’s plans include the following:

•	Restructuring and consolidating its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead; and

•	Raising money through equity financings.

The Company continues to explore options with the trustee for the unsecured creditors to consolidate the debt, per its Plan of Reorganization, which was confirmed effective December 31, 2003 (the “Plan”). Currently, the Company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors. Also, the Company and the Secured Creditor are in dialog regarding a revised payment schedule over a longer period of time so the payments conform more closely to available cash flow for the balance due on the their Note (currently at $863,627).

The Company is uncertain whether its current capital resources will be sufficient to meet our 2007 requirements.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations at December 31, 2006 were as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Due in Fiscal year		2007	2008-2009	2010-2011	After 2011
Long-term debt (including current portion)	$7.9	$6.7	$1.2	$0.0	$0.0
Operating leases	$22.3	$2.4	$4.3	$3.7	$11.9
Capital leases	$8.4	$0.3	$0.8	$1.1	$6.2

Total	$38.3	$9.1	$6.3	$4.8	$18.1

Our long-term debt and operating leases are described in Financial Notes 5 and 6, respectively, of the accompanying consolidated financial statements.

Critical Accounting Principles

Our critical accounting principles are described in Financial Note 3 of the accompanying consolidated financial statements.

Accounting Change

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

Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation in accordance with APB 25, and provided pro forma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States America, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FAS 157 on its consolidated financial statements.

On September 29, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). Upon adoption, this standard requires an employer to recognize the funded status of its pension and other postretirement benefit plans in the statement of financial position. Changes in the funded status of the plans will be recognized in the period in which they occur as a component of comprehensive income, net of tax. This standard also requires an employer to measure the funded status of its plans as of the end of its fiscal year. FAS 158 became effective for the company in the fourth quarter of 2006, except for the provisions regarding the required change in measurement date, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating FAS 158 to determine the potential impact of its adoption on the consolidated financial statements.

Impact of Inflation

Our operating costs that may be affected by inflation consist principally of food, minimum wage increases in payroll and utility costs. A significant number of our restaurant team members are paid at the federal minimum wage or, if higher, the applicable state minimum wage and, accordingly, legislated changes to the minimum wage rates affect our payroll costs. If such increases cannot be offset through changes in menu pricing or menu reengineering, we expect that payroll costs, as a percent of sales, would increase.

We consider our current price structure to be very competitive. We consider this factor, among others, when passing cost increases on to our customers. Although we selectively raised prices nominally on several beef items and liquor, through consumer choices our average sales price decreased a little over 1.0% in 2006. Sales prices were effectively increased 4.8% in fiscal 2005, 4.0% in fiscal 2004 and 0.0 % in fiscal 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk. Our exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 31, 2006, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

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

There were no other changes in our internal controls over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 9, 2007, pursuant to the terms approved by the Bankruptcy Court between the Company and the Unsecured Creditors Trust, Scott Avila, the Unsecured Creditors Trustee, was nominated and elected to the Company’s Board of Directors.

PART III

ITEM 10.	ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
A. Stone Douglass(1)	59	Chairman of the Board, President, Chief Executive Officer and Secretary
Joseph L. Wulkowicz	56	Vice President, Chief Financial Officer and Assistant Secretary
Susan Schulze-Claasen	54	Executive Vice President, Chief Administrative Officer and General Counsel
Edgar Tod Lindner (1)(2)(3)	61	Director
Thomas A. Edler (1)(2)(3)	63	Director
T. Scott Avila	47	Director

(1)	Member of the Nominating Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.

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

EDGAR TOD LINDNER. Mr. Lindner has been one of our directors since February 1999. Mr. Lindner has been the Director – Private Placements with Jane Capital Partners since April 2003. Prior to joining Jane Capital Partners, Mr. Lindner was the managing director of Pentech Capital Markets Group since May 1999. Prior to joining Pentech Capital Markets Group, Mr. Lindner was a managing director of Ally Capital Group Inc., an investment-banking firm, from May 1996 to April 1999. Mr. Lindner also served as a director of Neocork Technologies, Inc., from August 2002 until December 2003 and was reappointed to that board in March of 2005. Mr. Lindner received his Bachelor of Science in Finance and Banking from the University of Oregon in 1966.

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

T. SCOTT AVILA. Mr. Avila has been one of our directors since February 2007. Mr. Avila is a Managing Partner of Corporate Revitalization Partners, LLC (CRP) since June 2003. Prior to joining CRP, Mr. Avila was a Principal of XRoads Solutions Group, LLC since 1997. In these roles, Mr. Avila has served as Chief Restructuring Officer for many prominent companies on an interim basis. Mr. Avila received his Bachelor of Science from California State University at Hayward in 1984 and his Masters of Business Administration from the University of Southern California in 1989. Currently, Mr. Avila also serves on the Board of Directors of Innovative Micro Technology; he was elected to the Board pursuant to the Plan of Reorganization terms.

Committees of the Board of Directors

The Board of Directors has established three standing committees: an Audit Committee; a Compensation Committee; and a Nominating Committee.

The members of our Audit Committee are Edgar Tod Lindner and Thomas A. Edler. Mr. Lindner is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission (“SEC”). The Audit Committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent auditors. All members of the Audit Committee are independent (as independence is defined in the NASDAQ Stock Market qualitative listing standards). The Audit Committee acts pursuant to a written charter.

The members of our Compensation Committee are Edgar Tod Lindner and Thomas A. Edler. The Compensation Committee reviews and makes recommendations to our Board of Directors concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits. All members of the Compensation Committee are independent (as independence is defined in the NASDAQ Stock Market qualitative listing standards). The Compensation Committee acts pursuant to a written charter.

The members of our Nominating Committee are Edgar Tod Lindner and Thomas A. Edler. The Nominating Committee identifies prospective candidates to serve on the Board of Directors, recommends nominees for election to the Board of Directors, develops and recommends Board member selection criteria, considers committee member qualification, recommends corporate governance principles to the Board of Directors, and provides oversight in the evaluation of the Board of Directors and each committee. All members of the Nominating Committee are independent (as independence is defined in the NASDAQ Stock Market qualitative listing standards). The Nominating Committee acts pursuant to a written charter.

Board Member Independence

The Board of Directors has determined that, except for Mr. Douglass, all of the members of the Board of Directors are “independent” as independence is defined in the NASDAQ Stock Market qualification standards. Mr. Douglass is not considered independent because he is either currently, or has within the last three years been, employed by the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose any reporting violations with respect to the 2006 fiscal year, which came to our attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to us. Based solely on review of such forms we received, we believe that all required reports for the 2006 fiscal year have been timely filed, except that (i) Mr. Lindner made one late filing with respect to a transaction in October 2006, (ii) Mr. Edler made one late filing with respect to a transaction in October 2006, (iii) Mr. Douglass made one late filing with respect to a transaction in October 2006 and (iv) Mr. Wulkowicz made one late filing with respect to a transaction in October 2006.

Code of Ethics

We adopted a Code of Conduct that applies to all employees, including all executive officers and senior financial officers and directors. A copy of the Code of Conduct is available on our website at www.paragonsteak.com and print copies are available to any shareholder that requests a copy.

Code of Conduct

We adopted a Code of Conduct that applies to all employees, including all executive officers and senior financial officers and directors. Print copies of our Code of Conduct are available to any shareholder that requests a copy.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item regarding executive compensation will be contained in, and is hereby incorporated by reference to, our 2007 Proxy Statement under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Election of Directors—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2006, the beneficial ownership of our common stock with respect to: (i) each person who was known by us to own beneficially more than 5% of the outstanding shares of our common stock; (ii) each director; (iii) each of our current named executive officers; and (iv) all directors and executive officers as a group. As of December 31, 2006, we had 6,635,669 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. However, under the laws of some states, personal property owned by a married person may be community property which either spouse may manage and control, and we have no information as to whether any shares shown in the following table are subject to such community property laws. Unless otherwise indicated, the address of each beneficial owner is c/o Steakhouse Partners, Inc. 10200 Willow Creek Road, San Diego, California 92131. The information provided in this table is based on our records, information filed with the SEC and information provided to us.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of December 31, 2006 through the exercise of any stock option or other right. Shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class
A. Stone Douglass (1)	346,703	5.1%
Joseph L. Wulkowicz (2)	66,667	0.9%
Susan Schulze-Claasen (2)	66,667	0.9%
Edgar Tod Lindner (3)	50,000	0.7%
Thomas A. Edler (3) T. Scott Avila	50,000 —	0.7 —%
All executive officers and directors as a group (5 persons)	580,037	8.5%

5% Stockholders:
Steven B. Sands (4) 90 Park Avenue, 39th Floor New York, NY 10016	1,035,000	15.2%
Eye of the Round, LLC (5) 90 Park Avenue, 39th Floor New York, NY 10016	885,000	13.0%
George Rich (6) 904 South Broadway Baltimore, MD 21231	1,066,631	15.7%
GRI Fund, LP (7) 904 South Broadway Baltimore, MD 21231	540,000	7.9%
Pablo Garcia Fernandez 90 Park Avenue, 39th Floor New York, NY 10016	400,000	5.9%

(1)	Includes 180,036 shares of common stock owned directly by Mr. Douglass and options to purchase 166,667 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of December 31, 2006.

(2)	The named individual’s beneficial ownership is of options to purchase 66,667 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of December 31, 2006.
(3)	The named individual’s beneficial ownership is of options to purchase 50,000 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of December 31, 2006.
(4)	The shares referred to consist of 885,000 shares directly owned by Eye of the Round, LLC and 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Mr. Sands disclaims beneficial ownership of all 1,035,000 shares. Based on Amendment No. 1 to Schedule 13G dated January 31, 2005, Mr. Sands is (i) manager of Eye of the Round, LLC and (ii) chairman of the general partner of Critical Capital Growth Fund, LP. Does not include warrants to purchase 63,000 shares of common stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Mr. Sands also disclaims beneficial ownership.
(5)	Refers to 885,000 shares of common stock, which are directly owned by Eye of the Round, LLC and included in Mr. Sands’ beneficial ownership under note (4) above. Does not include 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Eye of the Round, LLC disclaims beneficial ownership of such Common Stock Purchase Warrant. Also does not include warrants to purchase 63,000 shares of common stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Eye of the Round, LLC disclaims beneficial ownership.
(6)	The shares referred to include 359,964 shares directly owned by George Rich and 540,000 shares directly owned by GRI Fund, LP. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. George Rich disclaims beneficial ownership of shares owned by GRI Fund, LP. Also includes options to purchase 166,667 shares of common stock granted to Mr. Rich pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of December 31, 2006.
(7)	Refers to 540,000 shares which are directly owned by GRI Fund, LP and included in Mr. Rich’s beneficial ownership under note (6) above. Does not include 359,964 shares directly owned by George Rich and options to purchase 166,667 shares of common stock granted to Mr. Rich pursuant to our 2004 Stock Incentive Plan, which are currently exercisable. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. GRI Fund, LP disclaims beneficial ownership of shares owned by George Rich, including the options to purchase our common stock.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2006 that were either approved or not approved by our stockholders was as follows:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/Sh)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,860,000	$0.93	140,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,860,000	$0.93	140,000

(1)	The 2004 Stock Option Incentive Plan (the “Option Plan”) was approved by our Board of Directors in April 2004 and by our shareholders in January 2005. The Option Plan was intended to provide incentive to our key employees, officers, directors and consultants who provide significant services to us. There are 2.0 million shares authorized for issuance under the Option Plan. The number of shares available under the Option Plan may automatically increase on January 1 of each year (starting in 2005), at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2.0 million shares. Options generally vest over a three-year period and the Board determines the option exercise price at the time of grant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Critical Capital Growth Fund, LP (“CCGF”) is a private Small Business Administration licensed equity fund. Based on Amendment No. 1 to Schedule 13G dated January 31, 2005, Mr. Sands is (i) manager of Eye of the Round, LLC and (ii) chairman of the general partner of CCGF. Pursuant to and accordance with the terms and conditions of the Plan, we delivered a $1,535,000 principal amount unsecured promissory note to CCGF, dated October 19, 2003 (the “CCGF Note”). The CCGF note is payable in full over a period of six years. Interest only will be paid over the first three years, and the principal will be paid over the remaining three years. Additionally, we issued to CCGF a Common Stock Purchase Warrant, dated December 30, 2003, exercisable into 150,000 shares of our common stock at an initial exercise price of $1.11 (the “CCGF Warrant”). The CCGF Warrant became exercisable, either in whole or in part, after April 1, 2005.

On December 23, 2005, George Rich was granted options to purchase 250,000 shares of our common stock under our 2004 Stock Incentive Plan in exchange for his services to us as an adviser. Such options become exercisable a third as of the grant date, the second third on March1, 2006 and the final third on March 1, 2007.

The disclosure required by Item 407(a) of Regulation SK is included under Item 10 of this Annual Report on Form 10-K.

Our policy is to require that any transaction with a related party required to be reported under applicable Securities and Exchange Commission rules, other than compensation-related matters and waivers of our code of business conduct and ethics, be reviewed and approved or ratified by a majority of independent, disinterested directors. We have not adopted procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case-by-case basis. Our policy is to require that all compensation-related matters be recommended for board approval by the Compensation Committee and that any waiver of our code of business conduct and ethics be reviewed and approved by the Nominating Committee and be reported under applicable SEC rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Audit Related Fees

Mayer Hoffman McCann P.C. (“MHM”) was our independent accountant for the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004. Services provided to us by MHM with respect to the fiscal years ended December 31, 2006, December 31, 2005 and December 31, 2004 consisted of the audit of our consolidated financial statements and limited reviews of our Quarterly Reports on Form 10-Q for the interim periods included therein which they were paid fees totaling $130,874 for 2006, $207,793 for 2005 and $107,000 for 2004.

Services provided by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) in 2006 consisted of limited review of both our Annual Report on Form 10-K for the year ended December 31, 2005, December 31, 2004 and the Registration Statement (See Note-6) declared effective on November 3, 2006 therein which they were paid fees totaling $0 for 2006, $41,147 for 2005 and $25,582 for 2004.

Tax Fees

SLGG has provided services to us with respect to the preparation of corporate income tax returns and tax planning matters. Tax fees were $26,272 for 2006, $18,424 for 2005 and $15,000 for 2004. MHM did not provide any services to us with respect to tax matters.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements commencing on page F-1.

2.	The Financial Statement Schedule.

The following documents are filed as exhibits to this report:

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated November 17, 2005 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed November 22, 2005).

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated March 1, 2006 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed March 6, 2006).

3.1	Amended and Restated Certificate of Incorporation Pursuant to Reorganization (incorporated by reference to Form 10-K filed on April 12, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Form 10-K filed on April 12, 2005).

4.1	Form of Private Placement Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed on January 24, 2005).

4.2	Form of April 2005 Common Stock Purchase Warrant (incorporated by reference to Form 10-K filed on April 12, 2005).

4.3	Amended and Restated Common Stock Purchase Warrant issued to Critical Capital Growth Fund, L.P., dated December 30, 2003 (incorporated by reference to Form 10-K filed on April 12, 2005).

4.4	Form of Common Stock certificate (incorporated by reference to Form 10-K filed on April 5, 2006).

10.1	Merger Agreement dated August 31, 1998 by and among Steakhouse Partners, Inc. as successor and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co. Ltd., on the other hand (incorporated by reference to Form 8-K filed on September 14, 1998).

10.2	First Amendment, dated September 14, 1998, to Merger Agreement, dated August 31, 1998, by and among Steakhouse Partners, Inc. and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand (incorporated by reference to Form 8-K filed on January 5, 1999).

10.3	Second Amendment, dated September 25, 1998, to Merger Agreement, dated August 31, 1998, by and among Steakhouse Partners, Inc. and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand (incorporated by reference to Form 8-K filed on January 4, 1999).

10.4	Third Amendment, dated December 7, 1998, to Merger Agreement, dated August 31, 1998, by and among Steakhouse Partners, Inc. and Tri-Core Steakhouse, Inc., on the one hand, and Paragon Steakhouse Restaurants, Inc. and Kyotaru Co., Ltd., on the other hand (incorporated by reference to Form 8-K filed on January 4, 1999).

10.5	Unsecured Promissory Note dated October 19, 2003 executed by Steakhouse Partners, Inc. and Paragon Steakhouse Restaurants, Inc. in favor of Critical Capital Growth Fund, L.P. (incorporated by reference to Form 10-K filed on April 12, 2005).

10.6	Form of Private Placement Registration Rights Agreement (incorporated by reference to Form 8-K filed on January 24, 2005).

10.7	2004 Stock Incentive Plan (incorporated by reference to Schedule 14C Information Statement filed on January 5, 2005).

10.8 #	Form of Stock Option Agreement for options granted under 2004 Stock Incentive Plan (incorporated by reference to Schedule 14C Information Statement filed on January 5, 2005).

10.9	Form of April 2005 Registration Rights Agreement (incorporated by reference to Form 10-K filed on April 12, 2005).

10.10 #	A. Stone Douglass Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

10.11 #	Susan Schulze-Claasen Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

10.12 #	Joseph L. Wulkowicz Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

10.13	Membership Interest Purchase Agreement dated October 11, 2006 among Paragon Steakhouse Restaurants, Inc., Delaware Trust Company, N.A. as Owner Trustee and Wells Fargo Bank, N.A. as Indenture Trustee of the ACLC Business Loan Receivables Trust 1999-2, and Delaware Trust Company, N.A. as Owner Trustee and Wells Fargo Bank, N.A. as Indenture Trustee of the ACLC Business Loan Receivables Trust 2000-1. Certain schedules and exhibits referenced in the Membership Interest Purchase Agreement have been omitted in accordance with Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

21.1	List of Subsidiaries of Steakhouse Partners, Inc. (incorporated by reference to Form 10-K filed on April 12, 2005).

24.1	Power of Attorney (included on signature page).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2007

STEAKHOUSE PARTNERS, INC.	STEAKHOUSE PARTNERS, INC.

/s/ A. STONE DOUGLASS	/s/ JOSEPH L. WULKOWICZ
A. STONE DOUGLASS	JOSEPH L. WULKOWICZ
President, Chief Executive Officer, and	Vice President and Chief Financial Officer
Chairman of the Board of Directors

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

Name and Capacity		Date

/s/ A. STONE DOUGLASS		March 28, 2007
Name:	A. Stone Douglass
Title:	President, Chief Executive Officer, and
Chairman of the Board of Directors

/s/ TOM EDLER		March 28, 2007
Name:	Tom Edler
Title:	Director

/s/ TOD LINDNER		March 28, 2007
Name:	Tod Lindner
Title:	Director

/s/ T. SCOTT AVILA		March 28, 2007
Name:	T. Scott Avila
Title:	Director

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005 AND 2004

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONTENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steakhouse Partners, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. We have also audited the financial statement schedule of valuation and qualifying accounts. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the 2006 and 2005 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Steakhouse Partners, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has been unable to earn a profit during any year. The Company also maintained a current ratio of 0.15:1 and 0.21:1 for December 31, 2006 and 2005, respectively. Additionally, the Company had a working capital deficit of approximately $11,900,000 and $9,700,000 in 2006 and 2005, respectively. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 23, 2007

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	December 31, 2006	December 31, 2005
Current assets
Cash and cash equivalents	$—	$449
Accounts receivable	841	754
Inventories	859	950
Prepaid expenses and other current assets	336	471

Total current assets	2,036	2,624

Property, plant, and equipment, net	9,487	10,292
Liquor licenses	688	688
Deposits and other assets	394	330
Tradenames	13,921	13,921
Goodwill	2,879	2,879

Total assets	$29,405	$30,734

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2006	December 31, 2005
Liabilities
Current liabilities
Current portion of long term debt	$6,696	$5,925
Current portion of long term capital lease	347	309
Bank overdraft	401	—
Accounts payable	3,470	2,877
Accrued expenses	323	294
Unearned revenue	1,748	1,703
Reserve for self insurance claims	58	103
Sales and property taxes payable	34	55
Accrued payroll costs	844	1,031

Total current liabilities	13,921	12,297

Long term debt, net of current portion	1,228	2,695
Long term capital lease, net of current portion	8,083	8,429
Deferred rent	316	223

Total liabilities	23,548	23,644

Stockholders’ equity
Common stock, $0.001 par value
15,000,000 shares authorized
6,635,680 issued and outstanding	7	7
Additional paid-in capital	8,710	8,758
Deferred compensation	—	(585)
Accumulated deficit	(2,860)	(1,090)

Total stockholders’ equity	5,857	7,090

Total liabilities and stockholders’ equity	$29,405	$30,734

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	December 31, 2006	December 31, 2005	December 31, 2004
Revenues, net	$50,168	$52,001	$54,505
Disposed restaurants	—	—	565

Revenues, net	50,168	52,001	55,070

Cost of sales
Food and beverage	16,673	17,016	18,261
Disposed restaurants	—	—	449
Payroll and payroll related costs (includes non-cash compensation of $109, $124 and $0 respectively)	17,257	17,850	18,309
Disposed restaurants	—	—	289
Direct operating costs (includes asset impairment of $0, $51 and $0 respectively)	11,174	11,234	11,194
Disposed restaurants	—	—	235
Depreciation and amortization	1,316	1,283	1,225
Disposed restaurants	—	—	10

Total cost of sales	46,420	47,383	49,972
Gross profit	3,748	4,618	5,098

General and administrative (includes non cash compensation of $428, $264, and $500 respectively)	4,304	4,224	4,459
Legal settlement	—	—	35

(Loss) income before other income (expense)	(556)	394	604
Other income (expense)
Miscellaneous income	200	386	132
Interest expense	(1,208)	(1,257)	(1,324)

Total other income (expense)	(1,008)	(871)	(1,192)
Loss before reorganization items, provision for income taxes	(1,564)	(477)	(588)

Reorganization items
Professional fees	(192)	(47)	(28)
Gain on rejection and sale of property, plant and equipment, net	—	—	54
Fresh Start Adjustment	—	26	—

Total reorganization items	(192)	(21)	26

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	December 31, 2006	December 31, 2005	December 31, 2004
Loss before provision for income taxes	(1,756)	(498)	(562)
Provision for income taxes	14	(43)	73

Net Loss	$(1,770)	$(455)	$(635)

Loss per share
Basic	$(0.27)	$(0.08)	$(0.13)

Diluted	$(0.27)	$(0.08)	$(0.13)

Weighted average shares
Basic	6,636	5,966	5,000

Diluted	6,636	5,966	5,000

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2003	5,000,000	$560	$4,996	—	—	$5,556
Issuance of warrants in lieu of fees			90			90
Stock Options			1,955	(1,955)		—
Committed Stock Reclass		(555)	555			—
Amortization of Deferred Compensation				500		500
Net Loss					(635)	(635)

Balance, December 31, 2004	5,000,000	$5	$7,596	$(1,455)	$(635)	$5,511

Private Placement Memorandum	700,000	1	861			862
Issuance of Common Stock	935,680	1	783			784
Amortization of Deferred Compensation			(482)	870		388
Net Loss					(455)	(455)

Balance, December 31, 2005	6,635,680	$7	$8,758	$(585)	$(1,090)	$7,090

Reclassification of Deferred Compensation due to SFAS No. 123R			(585)	585		—
Stock Based Compensation			537			537
Net Loss					(1,770)	(1,770)

Balance, December 31, 2006	6,635,680	$7	$8,710	$—	$(2,860)	$5,857

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from operating activities
Net income (loss) from continuing operations	$(1,770)	$(455)	$(635)
Adjustment to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization (including $0, $51 and $0 of asset impairment)	1,316	1,334	1,235
Fresh Start Adjustment	—	51	—
Stock based compensation	537	388	500
(Increase) decrease in operating assets
Accounts receivable	(88)	(486)	(220)
Inventories	90	(43)	392
Prepaid expenses and other current assets	524	628	(12)
Deposits and other assets	84	(130)	(106)
Increase (decrease) in operating liabilities
Accounts payable	996	(429)	(889)
Accrued expenses	30	(932)	(231)
Unearned revenue	45	57	(263)
Reserve for self insurance claims	(44)	(21)	(47)
Sales and property taxes payable	(22)	(40)	(538)
Accrued payroll costs	(187)	(14)	27
Deferred rent	93	92	82

Net cash provided by (used in) continuing operating activities	1,604	0	(705)

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	December 31, 2006	December 31, 2005	December 31, 2004
Cash flows from investing activities
Acquisition cost	148	—	—
Purchases of property, plant, and equipment	(424)	(417)	(436)
Proceeds from the sale of property, plant and equipment	—	—	620

Net cash (used in) provided by continuing investing activities	(572)	(417)	184

Cash flows from financing activities
Proceeds from issuance of debt	—	—	200
Proceeds from issuance stock	—	1,446	—
Principal payments on debt and capital leases	(1,735)	(1,296)	(1,168)

Net cash (used in) provided by continuing financing activities	(1,735)	150	(968)

Net decrease in cash and cash equivalents	(449)	(267)	(1,489)

Cash and cash equivalents, beginning of the year	449	716	2,205

Cash and cash equivalents, end of year	$—	$449	$716

Non-cash investing and financing transactions
Issuance of common stock for conversion of debt	$—	$200	$—

Financing of insurance payment through note payable	$390	$391	$396

Supplemental disclosures of cash flow information
Interest paid	$1,083	$1,257	$1,219

Income taxes paid	$3	$33	$—

Supplemental disclosures of cash flow information for reorganization expenses paid in connection with the Chapter 11 proceedings
Professional fees paid for services	$70	$806	$554

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

On December 31, 2003, the effective date of the Company’s Plan of Reorganization (the “Plan”), all of the outstanding preferred stock, common stock, stock options, and warrants of the Company before confirmation were canceled and Steakhouse Investors, LLP (“Steakhouse Investors”) received 90% of the new common stock of the reorganized company in exchange for a full and complete release of the Company’s obligations under the Debtors in Possession agreement other than interest.

NOTE 2—GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2006 and 2005, the Company maintained a current ratio of 0.15-to1 and 0.21-to-1, respectively. In addition, during the years ended December 31, 2006 and 2005, the Company had a working capital deficit of approximately $11.9 million and $9.7 million, respectively. The Company is negotiating with the trustee for the unsecured creditors to consolidate the debt, per the Plan. The company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors who will provide a discount. Also, in fiscal 2005, the Company successfully completed the first phase (minimum) of a Private Placement for approximately $1.4 million. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through the year ending December 31, 2007.

Management’s plans include the following:

•	Restructuring and consolidating its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead; and

•	Raising money through equity financings.

The Company continues to explore options with the trustee for the unsecured creditors to consolidate the debt, per its Plan of Reorganization, which was confirmed effective December 31, 2003 (the “Plan”). Currently, the Company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors. Also, the Company and the Secured Creditor are in dialog regarding a revised payment schedule over a longer period of time so the payments conform more closely to available cash flow for the balance due on the their Note (currently at $863,627).

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results and that require significant judgment.

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Steakhouse and its subsidiary, PSR. Significant intercompany amounts and transactions have been eliminated in consolidation.

Fiscal Year-End

The Company reports its operations on a 52-53 week fiscal year ending on the Tuesday closest to December 31. For financial statement purposes, the Company reports all years as ending December 31 (the “fiscal year end”).

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Revenue Recognition

Revenues are generally recognized when services are rendered.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash deposits at numerous banks located throughout the United States deposits at each bank are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

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

Buildings: 20 years

Furniture, fixtures, and equipment: 5 years

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

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

B)	Local competition;

C)	Changing demographic profiles;

D)	Local economic conditions;

E)	New laws and government regulations that adversely effect sales and profits; and

F)	The ability to recruit and train skilled restaurant employees.

If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. During 2005 fiscal year, the Company recorded an impairment charge of $51,000 to reduce the fair value of the furniture, fixtures and equipment, located at its Troy, Michigan, location to net realizable values. No impairment was recorded for the year ended 2006.

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

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Identifiable Intangible Assets

The identifiable intangible assets consist of the tradenames (Carvers, Hungry Hunter’s, Hunter’s Steakhouse, Mountain Jack’s, Carvers Creek, Cliffhouse, The Whaling Company and Tippecanoe Place) valued at approximately $13.9 million. The Company has determined the tradenames to have an indefinite useful life and therefore is not amortizing the balance. In accordance with FAS 142, the Company will review the useful life each reporting period, and will test the asset for impairment at least annually, or more frequently if there are indications that the asset is impaired. No impairment existed as of December 31, 2006.

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

Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation in accordance with APB 25, and provided pro forma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, our stock-based compensation expense could be materially different in the future. See Note 8 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

The Company is required to disclose the pro forma effect of accounting for stock options based on the fair value method. The Company uses the Black-Scholes option-pricing model to calculate the fair value of options. The table below represents a reconciliation of the Company’s pro forma net loss giving effect to the estimated compensation expense related to stock options that would have been reported if the Company utilized the fair value:

	2005	2004
	(in thousands)
Net loss as reported	$(455)	$(635)
Add: Stock based employee compensation expense determined under intrinsic method for all awards, net of related tax effect	388	409
Deduct: Stock based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(560)	(453)
PRO FORMA NET LOSS	$(627)	$(679)

Basic loss per common share
As reported (Basic & Diluted)	$(0.08)	$(0.13)
Pro forma (Basic & Diluted)	$(0.10)	$(0.14)

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the fifty-two weeks ended December 31, 2006, total stock-based compensation expense included in the consolidated statements of operations was approximately $0.57 million.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The weighted-average fair value per share of options granted during fiscal 2005 and 2004 was $0.13 and $1.62, respectively, using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004
Expected volatility	82.0%	50.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.0%	2.9%
Expected life	3 years	3 years

The weighted average fair value per share of options granted in 2006 is $0.32, using the Black-Scholes options pricing model with the following valuation assumptions:

2006
Expected volatility	130.0%
Expected dividend yield	0.0%
Risk-free interest rate	5.0%
Expected life	6 years

Expected Volatility – The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

Dividend Yield – The Company has not, and does not, intend to pay dividends.

Risk-free Interest Rate – The Company applies the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant.

Expected Term in Years – The expected term is based upon management’s consideration of the historical life of options, the vesting period of the option granted and the contractual period of the option granted.

Forfeitures – Stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Advertising and Promotional Costs

Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the fiscal years ended 2006, 2005 and 2004, were $0.7 million, $0.7 million, and $0.9 million respectively.

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

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Recently Issued Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States America, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting FAS 157 on its consolidated financial statements.

On September 29, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). Upon adoption, this standard requires an employer to recognize the funded status of its pension and other postretirement benefit plans in the statement of financial position. Changes in the funded status of the plans will be recognized in the period in which they occur as a component of comprehensive income, net of tax. This standard also requires an employer to measure the funded status of its plans as of the end of its fiscal year. FAS 158 became effective for the company in the fourth quarter of 2006, except for the provisions regarding the required change in measurement date, which are effective for fiscal years ending after December 15, 2008. The Company is currently evaluating FAS 158 to determine the potential impact of its adoption on the consolidated financial statements.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2006	December 31, 2005
Leasehold improvements	$475	$210
Furniture, fixtures, and equipment	3,622	3,391
Leased property and buildings under Capital leases	9,226	9,226

	13,323	12,827

Less accumulated depreciation and amortization	3,836	2,535

TOTAL	$9,487	$10,292

Depreciation and amortization expense was $1.3 million; $1.3 million and $1.2 million for the fiscal years ended December 2006, 2005 and 2004, respectively. Depreciation includes amortization of property and buildings under capital leases of approximately $0.6 million, $0.6 million and $0.6 million for the fiscal years ended 2006, 2005 and 2004, respectively. During fiscal year 2005, the Company recorded an impairment charge of $0.05 million to reduce the fair value of the furniture, fixtures and equipment, located at its Troy, Michigan, location to net realizable values.

During 2004, the Company completed the sale of four restaurant leases and related property, plant and equipment for gross proceeds of $0.6 million. The sale of these restaurants was conducted through the Company’s bankruptcy proceeding and was not finalized until February 2004. As a result of the Company’s adoption of “fresh start” accounting as of December 31, 2003, the gain realized by the Company in connection with this transaction has been recorded as a reduction of goodwill.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 5—NOTES PAYABLE

Notes payable consisted of the following (in thousands):

	December 31, 2006	December 31, 2005
Priority Tax Claim $1,921, $1,797 and $1,797 for 2004, 2005 and 2006, respectively, paid over a four-year period from the Effective Date with interest payable at 6% per annum	$599	$1,049

Unsecured Claim $1,535 paid over a six-year period, only interest (6%) to be paid over the first three years and the principal to be amortized over the remaining three years.	1,489	1,474

Unsecured Claims Payments under a $5,030 notes payable, starting in April 2004, will be paid in the amount of $500 on each April, August and December for the next three years. Any unpaid principal is due on December 31, 2006.	4,855	4,855

Note payable, dated May 10, 2006, bearing interest at 7.5% per annum with an original principal of $301. The note requires nine monthly payments of $35 through February 2007.	68	61

Note payable to Sanders Constructions Co, dated July 8, 2005, bearing interest at 8.0% per annum with an original principal of $6, paid over one year period.	—	4

Note payable to Tippecanoe Place, bearing interest at 9% per annum with an original principal of $71. The note requires monthly payments of $2 and is due on January 31, 2009	49	—

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 5—NOTES PAYABLE (CONTINUED)

	2006	2005
Secured note payable, bearing interest at 9% per annum with an original principal of $1,290. The note requires monthly payments starting May 1, 2005 and is due on or before January 1, 2008; collateralized by substantially all assets of the company.	864	1,177

Convertible note, non-interest bearing, converted to common stock in 2005	—	—

	7,924	8,620

Less current portion	6,696	5,925

LONG-TERM PORTION	$1,228	$2,695

As of December 31, 2006, the Company is in arrears on the Secured loan and has not made payments since June 2006, amounting to $0.25 million in principle and $0.03 million in interest.

Notes payable future payments:

	2007	2008	2009	2010	2011	Thereafter	TOTAL
Notes Payable	$6,696	$652	$542	$34	—	—	$7,924

NOTE 6—COMMITMENTS AND CONTINGENCIES

Leases

The Company leased land and building sites for its restaurant operations. These leases had initial terms generally ranging from 10 to 35 years and, in certain instances, provide for renewal options ranging from five to 25 years. Certain of these leases required additional (contingent) rental payments by the Predecessor Company if sales volumes at the related restaurants exceed specified levels. Most of these lease agreements required payments of taxes, insurance, and maintenance costs by the Company.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The Company also leased restaurant and transportation equipment under operating and capital leases. Those leases had initial terms generally ranging from four to seven years and required a fixed monthly payment or, in the case of transportation equipment, additional payments on a per mile basis.

Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2006 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2007	$2,453	$1,285
2008	2,211	1,285
2009	2,094	1,295
2010	1,981	1,297
2011	1,744	1,307
Thereafter	11,908	9,242

	$22,391	$15,711
Less amount representing interest		7,281

		8,430
Less current portion		347

LONG-TERM PORTION		$8,083

For the fiscal years ended 2006, 2005, and 2004, rent expense was $2.7 million, $2.6 million, and $2.6 million respectively.

Self Insurance

There are two outstanding general liability claims the Company still has potential liability for, and as of December 31, 2006, the maximum liability could be $0.06 million. The Company believes at this point the claims are fully reserved.

Supplier Concentration

During 2006, the Company had a major vendor that accounted for approximately $4.95 million (11%) of the Company’s total purchases. At December 31, 2006, the amount payable to this vendor was approximately $0.3 million. During 2005, the Company had a major vendor that accounted for approximately $5.0 million (11%) of the Company’s total purchases. At December 31, 2005, the amount payable to this vendor was approximately $0.2 million. The Company did not have any supplier concentrations in 2004. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Employment Agreements

On April 16, 2004, the Company’s Board of Directors ratified the decisions of the Compensation Committee to enter into employment agreements with three executives for three-year terms and adopted the 2004 Stock Option Incentive Plan, subject to shareholder approval.

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

NOTE 7—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges, and restrictions of these shares, including dividend rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2006, the Company did not have any preferred shares outstanding.

Common Stock and Warrants

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, the Company completed an initial closing with respect to the sale, pursuant to the Private Placement Memorandum, of 700,000 shares of common stock and common stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds (the “Private Placement”). Following the delivery of the Company’s audited financial statements for the year ended December 31, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants were reduced to $1.00 per share based on the Company’s earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Fiscal 2005. The Exercise Price was adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

In connection with the common stock offering described above, The Company paid to an advisor engaged in connection with such offerings (the “Agent”) commissions of $94,500 (nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 63,000 shares of common stock (the “Agent Warrant Shares”) at an exercise price of $2.00 per share. The Company also granted to the Agent certain registration rights with respect to the Agent Warrant Shares. Following the delivery of the Company’s audited financial statements for the year ended December 31, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants were reduced to $1.78 per share.

The Company is required to disclose the pro forma effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $46,215. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 35%, risk-free interest rate 3.4%, and expected life of five years.

On April 7, 2005 in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, the Company issued to an investor 173,915 shares of common stock and warrants (the “April Warrants”) to purchase 86,958 shares of common stock (the “April Warrant Shares”), at an initial exercise price of $2.00 per share (the “April Exercise Price”), in full and complete satisfaction of the Company’s obligation to pay such investor $200,002.25. Following the delivery of the Company’s audited financial statements for Fiscal 2005, the April Exercise Price of the April Warrants was decrease to $1.00 per share based on the Company’s EBITDA for Fiscal 2005. The April Exercise Price was adjusted as follows upon the date of exercise: (i) increased by 5% (but in no event will the April Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

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

In connection with the Common Stock offering described above, the Company paid to an advisor engaged in connection with such offerings (the “Agent”) commissions of $58,275 nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 68,559 shares of common stock (the “Agent Warrant Shares”) at an exercise price of $1.0625 per share.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The Company is required to disclose the pro forma effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $13,239. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 50%, risk-free interest rate 4.2%, and expected life of five years.

On November 3, 2006, the registration statement that the Company was required to file (by September 2005) pursuant to the registration rights agreement we entered into in January 2005 and April 2005 was declared effective.

NOTE 8—STOCK-BASED COMPENSATION

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

At December 31, 2006 there were 140,000 shares available for grant under the 2004 Stock Option Incentive Plan. Stock option activity during the periods indicated was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2003	—	—
Granted	1,330,000	$1.11
Exercised	—	—
Forfeited	—	—
Expired	—	—
Options outstanding at December 31, 2004	1,330,000	$1.11
Granted	385,000	$1.11
Exercised	—	—
Forfeited	(305,000)	$1.11
Expired	—	—
Options outstanding at December 31, 2005	1,410,000	$1.11
Granted	450,000	$0.35
Exercised
Forfeited	—	—
Expired	—	—

Options outstanding at December 31, 2006	1,860,000	$0.92

As of December 31, 2006, 2005 and 2004, the number of options exercisable was 928,333, 492,582 and 0, respectively, and the weighted average exercise prices of those options were 1.11, 1.11 and 0, respectively.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

The following table sets forth information regarding options outstanding and exercisable under the Option Plans at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$0.35	450,000	9.83	$0.35	—	$0.35
1.11	1,410,000	7.92	1.11	928,333	1.11

	1,860,000	8.38	$0.92	928,333	$1.11

As of April 2004, the Company granted options to purchase in the aggregate 1,075,000 shares of common stock to employees and two members of its board of directors with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company recorded deferred compensation charge of $1.544 million, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company’s stock price as of the date of grant. The Company amortized the deferred compensation charge over the vesting period of the options. During 2005 and 2004 the Company expensed approximately $0.388 million and $0.5 million, respectively. The Company adopted SFAS 123R effective January 1, 2006 and as a result the remaining unearned deferred compensation was reclassified to additional paid in capital. The unvested portion is now being accounted for under the provisions of SFAS 123R.

As of December 2005, the Company granted options to purchase 250,000 shares of common stock to one of its stockholders for services to be rendered over a period of two years. The options have an exercise price of $1.11 per share. One-third of the options were vested immediately upon grant with the remaining two-thirds vesting on the last day of each year starting March 1, 2006. The Company uses the fair value method to measure the value of stock-based compensation issued to non-employees in accordance with SFAS 123 and EITF Issue No. 96-18. In accordance with such pronouncements all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, which ever is more reliable measurable. In connection with the issuance, the Company determined that the fair value of the stock options granted was a more reliable measure of value than the value of consideration received. In accordance with SFAS 123R and EITF Issue No. 96-18 the Company recalculated the fair value of these stock options granted to a stockholder.

The weighted average fair value per share of these options in 2006 is $0.28, using the Black-Scholes options pricing model with the following valuation assumptions:

2006
Expected volatility	130.0%
Expected dividend yield	0.0%
Risk-free interest rate	4.6%
Expected life	9 years

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based on the Company’s historical experience, the Company estimates that 30,000 options currently outstanding will be forfeited.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $0.08 million and $0.0 respectively. The aggregate intrinsic value represents the total intrinsic value based on the Company’s average stock price of $0.53 during the twelve months ended December 31, 2006.

A summary of the Company’s unvested stock options as of December 31, 2006 and changes during the twelve months ended December 31, 2006, were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested stock options at December 31, 2005	826,668	$1.11
Granted	450,000	$0.35
Forfeited	—	—
Vested	(345,001)	$1.11

Unvested stock options at December 31, 2006	931,667	$0.74

As of December 31, 2006, there was approximately $0.345 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of one and a half years.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 9—INCOME TAXES

Significant components of the provision for taxes based on income for the fiscal years ended 2006, 2005 and 2004 were as follows (in thousands):

	Fiscal Years Ended
	2006	2005	2004
Current
Federal	$—	$—	$—
State	14	(43)	23

	14	(43)	23

Deferred
Federal	—	—	—

State	—	—	—

PROVISION FOR INCOME TAXES	$14	$(43)	$23

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the fiscal years ended 2006, 2005, and 2004 was as follows:

	Fiscal Years Ended
	2006	2005	2004
Income tax provision computed at federal statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	5.6	5.3	(10.6)
Increase in valuation reserve and Other	(39.7)	(39.8)	(29.7)

TOTAL	(0.1)%	(0.5)%	(6.3)%

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes consisted of the following at the fiscal years ended 2006 and 2005 (in thousands):

	Fiscal Years Ended
	2006	2005
Deferred tax assets
Net operating losses	$2,554	$2,057
Tax credit carry-forwards	1,507	921
Asset valuation reserves	—	—
Property, plant, and equipment	—	—
Other	1,972	1,827

Total deferred tax assets	6,033	4,805

Deferred tax liabilities
Property, plant, and equipment	(1,975)	(2,220)
Other	(216)	(196)

Total deferred tax liabilities	(2,191)	(2,416)

	3,842	2,389
Valuation allowance	(3,842)	(2,389)

NET DEFERRED TAX LIABILITY	$—	$—

The Company has net operating loss carry-forwards of approximately $5.8 million for federal and $6.7 million for state, which will expire through 2025.

In addition, the Company has Federal credit carry-forwards of about $1.5 million, which will expire through 2025.

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 10—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables list the Company’s quarterly financial information for the fiscal years ended 2006, 2005, and 2004 (in thousands, except per share amounts):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$12,886	$12,735	$11,649	$12,898	$50,168
Gross profit (loss)	$1,058	$1,074	$574	$1,042	$3,748
Income (loss) before other income (expense)	$(19)	$41	$(512)	$(66)	$(556)

Net income (loss)	$(1)	$(317)	$(812)	$(640)	$(1,770)
Basic earnings (loss) per share from continuing operations	$0.00	$(0.05)	$(0.12)	$(0.10)	$(0.27)

Diluted earnings (loss) per share from continuing operations	$0.00	$(0.05)	$(0.12)	$(0.10)	$(0.27)

Common stock trading range
High	$1.000	$0.700	$0.550	$0.600	$1.000
Low	$0.380	$0.500	$0.300	$0.260	$0.260

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$13,303	$13,288	$12,063	$13,347	$52,001
Gross profit (loss)	$1,385	$1,222	$744	$1,267	$4,618
Income (loss) before other income (expense)	$286	$159	$(328)	$277	$394

Net income (loss)	$153	$(36)	$(673)	$101	$(455)
Basic earnings (loss) per share from continuing operations	$0.03	$(0.01)	$(0.11)	$0.01	$(0.08)

Diluted earnings (loss) per share from continuing operations	$0.03	$(0.01)	$(0.11)	$0.01	$(0.08)

Common stock trading range
High	$2.000	$1.400	$1.040	$0.700	$2.000
Low	$1.050	$1.030	$0.600	$0.500	$0.500

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$14,159	$14,318	$12,767	$13,826	$55,070
Gross profit (loss)	$1,145	$1,268	$992	$1,693	$5,098
Income (loss) before other income (expense)	$129	$58	$(135)	$552	$604

Net income (loss)	$(113)	$(293)	(515)	$286	$(635)
Basic earnings (loss) per share from continuing operations	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)

Diluted earnings (loss) per share from continuing operations	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)
Diluted (loss) per share	$(0.02)	$(0.06)	$(0.11)	$0.06	$(0.13)

Common stock trading range
High	$0.000	$2.750	$2.750	$2.120	$2.750
Low	$0.000	$2.300	$1.150	$2.000	$0.000

NOTE 11—SUBSEQUENT EVENTS (Unaudited)

On February 9, 2007, Mr. Scott Avila, Trustee representing the Company’s Unsecured Creditors, was elected to the Board of Directors. Pursuant to the terms of the Company’s Plan of Reorganization and collateral agreements between the Company and the Trust, the Trust has had the right, among other things, to Board representation. The Trust Committee determined to seek a representative on the Board of Directors, and upon notice to the Company, Mr. Avila was appointed.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II

Year Ended December 31, 2006, 2005, 2004

(in thousands)

SUPPLEMENTAL INFORMATION

	Balance, Beginning of Year	Additions Charged to Operations	Deductions from Reserve	Balance, End of Year
Allowance for doubtful Accounts
December 31, 2006	$—	$—	$—	$—

December 31, 2005	$—	$—	$—	$—

Reserve for impairment of property, plant, and Equipment
December 31, 2006	$—	$—	$—	$—

December 31, 2005	$—	$51	$—	$51

Reserve for advances to Officers
December 31, 2006	$—	$—	$—	$—

December 31, 2005	$—	$—	$—	$—