Form 10-Q
period 2007-03-27
STEAKHOUSE PARTNERS INC
filed 2007-05-11
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended March 27, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2007: 6,635,680 shares of common stock

FORM 10-Q

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 27, 2007

(amounts in thousands, except share and per share data)

	March 27, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable	250	841
Inventories	848	859
Prepaid expenses and other current assets	274	336

Total current assets	1,372	2,036
Property, plant, and equipment, net	9,260	9,487
Liquor licenses	688	688
Deposits and other assets	403	394
Tradenames	13,921	13,921
Goodwill	2,879	2,879

Total assets	$28,523	$29,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Current portion of long term debt	$6,271	$6,696
Current portion of capital lease	356	347
Bank Overdraft	192	401
Accounts payable	3,214	3,470
Accrued expenses	556	323
Unearned revenue	1,405	1,748
Reserve for self insurance claims	34	58
Sales and property taxes payable	141	34
Accrued payroll costs	1,150	844

Total current liabilities	13,319	13,921
Long term debt, net of current portion	1,563	1,228
Long term capital lease	7,990	8,083
Deferred rent	338	316

Total liabilities	23,210	23,548

Stockholders’ equity
Common stock, $0.001 par value, 15,000,000 shares authorized, 6,635,680 shares issued and outstanding	7	7
Additional paid-in capital	8,856	8,710
Accumulated deficit	(3,550)	(2,860)

Total stockholders’ equity	5,313	5,857

Total liabilities and stockholders’ equity	$28,523	$29,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Thirteen weeks ended March 27, 2007	Thirteen weeks ended March 28, 2006
	(Unaudited)	(Unaudited)
Revenues, net	$12,107	$12,886

Cost of sales
Food and beverage	4,038	4,342
Payroll and payroll related costs (includes non cash compensation of $ 27 and $ 27 respectively)	4,347	4,439
Direct operating costs	2,825	2,724
Depreciation and amortization	339	323

Total cost of sales	11,549	11,828

Gross profit	558	1,058
General and administrative (includes non cash compensation of $119 and $121 respectively)	1,044	1,077

Loss before other income (expense)	(486)	(19)
Other income (expense)
Miscellaneous income	89	351
Interest expense	(284)	(314)

Total other income (expense)	(195)	37
(Loss) income before reorganization items, provision for income taxes	(681)	18

Reorganization items
Professional fees	(11)	(19)

Total reorganization items	(11)	(19)
Loss before provision for income taxes	(692)	(1)
Provision for income taxes	—	—

Net Loss	$(692)	$(1)

Earnings per share
Basic	$(0.10)	$0.00

Diluted	$(0.10)	$0.00

Weighted average shares
Basic	6,636	6,636

Diluted	6,636	6,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Thirteen weeks ended March 27, 2007	Thirteen weeks ended March 28, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from operations	$(692)	$(1)
Depreciation and amortization	339	323
Amortization of stock options	146	148
Decrease in operating assets	742	743
Decrease in operating liabilities	(166)	(900)

Net cash provided by operating activities	369	313
Cash flows from investing activities
Acquisition cost	(9)	—
Purchases of property, plant, and equipment	(108)	(136)

Net cash used in investing activities	(117)	(136)
Cash flows from financing activities
Principal payments on debt and capital leases	(252)	(425)

Net cash used in financing activities	(252)	(425)
Net decrease in cash and cash equivalents	—	(248)
Cash and cash equivalents, beginning of the period	—	449

Cash and cash equivalents, end of period	—	201

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1.	In the thirteen-weeks ended March 27, 2007 the Company financed $76 of insurance premiums.

2.	In the thirteen-weeks ended March 28, 2006 the Company financed $89 of insurance premiums.

3.	In the thirteen-weeks ended March 28, 2006 the Company financed $71 for Fire Alarm system upgrades at one of the locations.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Steakhouse Partners, Inc. and its subsidiary (the “Company”) as of March 27, 2007 and for the thirteen weeks ended March 27, 2007 and the thirteen weeks ended March 28, 2006, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 27, 2007, and the results of its operations for the thirteen weeks ended March 27, 2007 and the thirteen weeks ended March 28, 2006, and its cash flows for the thirteen weeks ended March 27, 2007 and the thirteen weeks ended March 28, 2006. The results for the thirteen weeks ended March 27, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

The Company reports results quarterly, with four quarters having thirteen weeks each. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC.

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

NEW ACCOUNTING PRONOUNCEMENTS

The company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation on SFAS No. 109”, (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Under FIN 48, the Company should recognize an individual tax position only when it is more likely than not that the position will be sustained based on its technical merits. The recognized tax position is measured as the largest benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Previously recognized tax position that no longer meet the more likely than not recognition threshold are derecognized in the period in which that threshold is no longer met. Accordingly the unit of account under this standard is the individual tax position and not a higher level such as the aggregate of the various positions that are encompassed by the total tax return filing. No cumulative effect of a change in accounting principle or adjustment to the liability for the unrecognized tax benefits was recognized as a result of the adoption of FIN 48. Accordingly, the adoption of FIN 48 did not have an effect on the results of operations or financial position of the Company.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “ The Fair Value Option of Financial Assets and Liabilities, Including and amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10K for the year ended December 31, 2006 filed with the SEC, during the years ended December 31, 2006 and 2005, the Company maintained a current ratio of 0.15-to1 and 0.21-to-1, respectively. In addition, during the years ended December 31, 2006 and 2005, the Company had a working capital deficit of approximately $11.9 million and $9.7 million, respectively. The Company is negotiating with the trustee for the unsecured creditors to repay the balance of the debt owed to it per the Company’s Plan of Reorganization (the “Plan”). The company plans on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors and/or through the sale of non-core assets. Also, in fiscal 2005, the Company successfully completed the first phase (minimum) of a Private Placement for approximately $1.4 million. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

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

Management’s plans include the following:

•	Restructuring and consolidating its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction and restructuring of administrative overhead; and

•	Raising money through sale of non-core assets and equity financings.

The Company continues to explore options with the trustee for the unsecured creditors to consolidate the debt, per the Plan, which was confirmed effective December 31, 2003. Currently, the Company plans on refinancing the Plan debt by securing a term loan and the sale of non-core assets to satisfy the unsecured creditors. Also, the Company and its Secured Creditor are in dialog regarding a revised payment schedule over a longer period of time so the payments conform more closely to available cash flow for the balance due on the their secured note (currently at $863,627).

NOTE 1 — STOCK-BASED COMPENSATION

The 2004 Stock Incentive Plan (the “Incentive Plan”) was approved by the Company’s Board of Directors in April 2004 and by the Company’s shareholders in January 2005. The Incentive Plan was intended to attract and retain persons eligible to participate in the Incentive Plan, to motivate Participants to achieve long-term Company goals and to further align participants’ interest with those of the Company’s other stockholders. The number of shares available under the Incentive Plan may automatically increase on January 1 of each year during the term of the Incentive Plan, at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2,000,000 shares. Options vest over a period determined by the Board of Directors and expire up to ten years from the date of grant. The exercise price of options granted under the Incentive Plan are determined by the Board of Directors, provided that the exercise price is not less than fair market value of the Company’s common stock on the date of grant.

At March 27, 2007 there were 140,000 shares available for grant under the 2004 Stock Option Incentive Plan. The following is a summary of stock option activity under the 2004 Stock Option Incentive Plan as of March 27, 2007 and the changes during the three months ended March 27, 2007 were as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Authorized for grant	2,000,000	—	—
Outstanding at December 31, 2006	(1,860,000)	1,860,000	$0.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Balance at March 27, 2007	140,000	1,860,000	$0.94

As of March 27, 2007, there were options outstanding with respect to 1,860,000 shares of common stock with a weighted average remaining life of 8.13 years, of which options with respect to 1,020,000 shares with weighted average exercise prices of $1.11, are exercisable at March 27, 2007. Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based on the Company’s historical experience, the Company estimates that 30,000 options currently outstanding will be forfeited.

The options outstanding and exercisable do not have any intrinsic value at March 27, 2007, as the exercise price is greater then the Company’s average stock price. The aggregate intrinsic value would represent the total intrinsic value, based on the Company’s average stock price of $0.33 during the quarter ended March 27, 2007.

NOTE 1 — STOCK-BASED COMPENSATION (CONTINUED)

The following table sets forth information regarding options outstanding and exercisable under the Option Plans at March 27, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 0.35	450,000	—	$0.35	—	$0.35
1.11	1,410,000	—	1.11	1,020,000	1.11

	1,860,000	—	$0.94	1,020,000	$1.11

As of March 27, 2007, there was approximately $200,000 of total unrecognized compensation expense related to un-vested share-based compensation arrangements granted under the Option Plans. The cost is expected to be recognized over a weighted-average period of 1.7 years.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 27, 2007, total stock-based compensation expense included in the consolidated statements of operations was approximately $119,000 charged to general and administrative expenses and $27,000 charged to cost of sales.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

NOTE 2 — EARNINGS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Outstanding warrants to purchase 718,517 shares of common stock and stock options outstanding of 1,860,000 shares of common stock, that are anti-dilutive, are excluded from the dilutive weighted average shares outstanding used in the earnings per share calculation. The Company’s common share equivalents consist of warrants and options.

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

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment, including leasehold improvements, are recorded at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets as follows:

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

NOTE 5 — NOTE PAYABLE

During the quarter ended March 27, 2007 the Company negotiated with a debtor for extended repayment terms regarding an unsecured claim of $1,535,000. Per the amended terms, interest only payments (at 6%) would be made during 2007; principle payments would commence January 1, 2008 over a three- year period. The amended terms resulted in a reclassification of debt from current liabilities to long term in the amount of $365,000.

NOTE 6 — INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” and FIN 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No 109”, see discussion under the New Accounting Pronouncements section on page 6. Under this method, deferred tax assets and liabilities are established for the temporary difference between financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the Company will be able to realize any portion of the deferred tax assets.

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

NOTE 7 — SUBSEQUENT EVENTS

On April 6, 2007, T. Scott Avila resigned as a member of the Company’s Board of Directors. There were no disagreements between Mr. Avila and the Company’s management on any matter related to the Company’s operations, policies or practices.

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement, including, without limitation, statements regarding our ability to expand our operations, continue to attract customers, respond to increases in minimum wage and inflation, renegotiate the terms of our secured debt, obtain additional financing and successfully implement the Plan. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated by such forward-looking statements and those differences may be material. Risks and uncertainties that affect us include the strength of the U.S. economy, trends affecting our financial condition or results of operations, our operating strategy and growth strategy, potential acquisitions or joint ventures by us, litigation affecting us, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed herein under the heading “Risk Factors.”

OVERVIEW

BACKGROUND

The Company has a wholly owned subsidiary Paragon Steakhouse Restaurants, Inc. (the “Subsidiary”), which currently operates 25 full-service steakhouse restaurants located in eight states. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.95 per person (including alcoholic beverages) and we currently serve approximately 2.0 million meals annually. We operate principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF REVENUES, NET

The following table sets forth, as a percentage of revenue, net, for the 25 comparable restaurants, certain items in our condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended March 27, 2007	Thirteen Weeks Ended March 28, 2006
Revenues, Net	100%	100%
Cost of Sales
Food & Beverage costs	33.3%	33.7%
Payroll and Related Costs	35.9%	34.4%
Direct Operating Costs	23.3%	21.1%
Depreciation	2.8%	2.5%
Gross Profit	4.6%	8.2%
General & Administrative	8.6%	8.4%
Capital Lease Interest	2.0%	1.9%
Other income	(0.3)%	(2.0)%
Net Loss	(5.7)%	0.0%

Factors that have affected our results of operations for the thirteen weeks ended March 27, 2007 as compared to the thirteen weeks ended March 26, 2006 are discussed below. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

THIRTEEN WEEKS ENDED MARCH 27, 2007 COMPARED TO THIRTEEN WEEKS ENDED MARCH 28, 2006

Revenues, net, for the thirteen-week period ended March 27, 2007 decreased approximately $0.8 million or 6.0% from $12.9 million for the thirteen-week period ended March 28, 2006 to $12.1 million for the thirteen-week period in 2007. This decline was the result of a decrease in same-store sales of 6.0% for the 25 comparable Paragon units in 2007 versus the same thirteen-week period in 2006. The decrease in same store sales is attributable principally to an approximate 7.0% decrease in entrée counts partially offset by a 1.0% increase in average ticket price versus the same thirteen-week period in 2006. Discounts for the thirteen-week period ended March 27, 2007 were 3.5%, which is consistent with the same thirteen-week period in 2006.

Food and beverage costs for the thirteen-week period ended March 27, 2007 decreased approximately $0.3 million or 7.0% from $4.3 million for the thirteen-week period ended March 28, 2006 to $4.0 million for the same thirteen-week period in 2007. Food and beverage costs as a percentage of net revenues was 33.7% for the thirteen-week period ended March 28, 2006 compared to 33.3% for the same thirteen-week period in 2007. The chief reason for this decrease in both absolute dollars and in relation to revenue was the Company’s selective adjustment of menu prices and it’s reengineering of several menu items to offset inflationary increases.

Payroll and related costs for the thirteen-week period ended March 27, 2007 decreased approximately $0.09 million or 2.1% from $4.44 million for the thirteen-week period ended March 28, 2006 to $4.35 million for the thirteen-week period in 2007. Payroll and related costs as a percentage of net revenues was 34.4% for the thirteen-week period ended March 28, 2006 compared to 35.9% for the same thirteen-week period in 2007. With Net Revenue decreasing 6.0% and the mandated (five states) Minimum Wage increases adding $86,000 in cost, the Company was not able to effectively reduce labor dollars proportionately to revenue dollars per unit and also maintain guest services and a positive dining experience. At these volume levels for most units, the payroll and related costs have become fixed costs.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirteen-week period ended March 27, 2007 increased approximately $0.1 million or 3.7% from $2.7 million for the thirteen-week period ended March 28, 2006 to $2.8 million for the same thirteen-week period in 2007. Direct operating costs, as a percentage of net revenues was 21.1% for the thirteen-week period ended March 28, 2006 compared to 23.3% for the same thirteen-week period in 2007. The chief reason for this increase in both absolute dollars and in relation to revenue was due to an annual usage rebate from a vendor that was approximately $43,000 less in the thirteen-week period ended March 27, 2007 as compared with the same thirteen-week period in 2006.

Depreciation and amortization for the thirteen-week period ended March 27, 2007 increased approximately $16,000 or 5.0% from $0.323 million for the thirteen-week period ended March 28, 2006 to $0.339 million for the same period in 2007. The increase in depreciation reflects the capital additions of approximately $0.4 million for fiscal year 2006 and $0.1 million for the thirteen-week period ended March 27, 2007.

General and administrative expenses for the thirteen-week period ended March 27, 2007 in absolute dollars decreased $0.03 million or 3.1% from $1.08 million for the thirteen-week period ended March 28, 2006 to $1.04 million for the same period in 2007. These costs as a percentage of the net revenues were 8.4% for the thirteen-week period ended March 28, 2006 compared to 8.6% for the same period in 2007. The chief reason for this decrease in absolute dollars but an increase as a percentage relation to revenue is the effect of Net Revenue decreasing 6.0%, while the Company could not reduce corporate overhead dollars proportionately.

Other income (expense) including Reorganization items for the thirteen-week period ended March 27, 2007 was $0.206 million of expense versus income of $0.018 million for the thirteen-week period ended March 28, 2006. The principal reason for this increase in expense was in 2006 the Company recorded a favorable settlement of an old Plan of Reorganization claim with the State of California ($0.38 million), partially offset for the same period in 2007 by the sale of an old Michigan liquor license for $0.07 million and a reduction of interest expense as the Company pays down the Priority Tax Note and I-Dine Note.

Net loss for the thirteen-week period ended March 27, 2007 increased approximately $0.691 million from net loss of $1,000 for the thirteen-week period ended March 28, 2006 to a loss of $0.692 million for the same thirteen-week period in 2007. The increase in net loss for the thirteen-week period ended March 27, 2007 was principally the result of soft revenue for the period compounded with higher labor cost and not having the benefit of the settlement of an old Plan of Reorganization claim with the State of California ($0.38 million).

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $0.0 million at March 27, 2007. Our operating activities for the thirteen weeks ended March 27, 2007 provided approximately $0.37 million, while our capital expense for the same period was approximately $0.12 million and our payment of debt and capital leases was approximately $0.25 million.

We believe that the cash flow from operations plus the proceeds from private placements, if any, and the sale of selected non-core assets should be sufficient to fund our operations at current levels and fund our repayment obligations pursuant to the Plan during the remainder of fiscal 2007. Our highest cash generation quarters from operations are the first and fourth quarters.

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

We had a cash and cash equivalents balance of $0.0 million at December 31, 2006. Note: Our actual fiscal year end was December 26, 2006; as a result, approximately $0.8 million in credit card receipts were still being processed through the bank. The $0.8 million is classified as Accounts Receivable versus cash and cash equivalents. During fiscal 2006, we maintained a current ratio of 0.15-to-1, which arose from a working capital deficit of $11.9 million, which includes short-term debt ($6.6 million) resulting from the Plan of Reorganization. Currently, we are negotiating with the trustee for the unsecured creditors to repay the balance of this debt owed to it per the Plan, which was confirmed effective December 31, 2003 (the “Plan”). We plan on refinancing the Plan debt by securing a term loan to satisfy the unsecured creditors and/or through the sale of non-core assets. Also, the Company and the Secured Creditor are in dialog regarding a revised payment schedule over a longer period of time so the payments conform more closely to available cash flow.

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

IMPACT OF INFLATION

The primary inflationary factors affecting our operations include food and labor costs. Our restaurant personnel are paid at or above the federal and state established minimum wage levels and accordingly, changes in such wage level affect our labor costs. As costs of food and labor increase, we will seek to offset those increases through economies of scale and/or increases in menu prices, although there is no assurance that we will be able to continue improve economies of scale or that increased menu prices will be accepted by our customers. To date, inflation has not had a material impact on our results of operations.

CRITICAL ACCOUNTING POLICIES

The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

NEW ACCOUNTING PRONOUNCEMENTS

The adoption of FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No 109, did not have a material effect on the Company’s financial position or results of operation.

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “ The Fair Value Option of Financial Assets and Liabilities, Including and amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

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

Interest Rate Sensitivity. As of March 27, 2007, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Forward-Looking Information

You should consider each of the following factors as well as the other information in this Quarterly Report in evaluating our business and our prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business and financial results could be harmed. In that case, the trading price of our common stock could decline. You should also refer to the other information set forth in this Quarterly Report, including our financial statements and the related notes.

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

If we are unable to obtain additional funds in a timely manner or on acceptable terms or the Plan is unsuccessful, we may have to curtail or suspend certain or all of our operations, which could adversely affect our financial condition, results of operations and prospects.

We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our deferred capital expense, it will seriously affect our ability to meet the objectives of our Plan, and we may have to curtail or suspend the expansion of our operations and possibly terminate existing operations, which could lead to overall lower revenues and adversely affect our financial results and prospects. If adequate funds are not available on acceptable terms, we may not be able to fund our expansion or respond to competitive pressures, which could lead to our inability to continue as a going concern.

We have incurred losses from inception and may never generate substantial profits.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in the following approximate amounts: $0.692 for the thirteen weeks ended March 27, 2007, $1.7 million for the fiscal year ended December 31, 2006; $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; $4.9 million for the fiscal year ended December 31, 2003; and $6.6 million for the fiscal year ended December 31, 2002. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

We may not have sufficient cash reserves to maintain our operations and fund our obligations. In such event, we may need to seek additional financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our plan of reorganization and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

If we default on our obligations related to our indebtedness, our creditors could assume possession and control of our assets.

We have substantial debt and have pledged all of our assets to secure certain obligations with respect to our indebtedness, including obligations entered pursuant to the Plan. We have defaulted on certain obligations related to our indebtedness in the past and may default on obligations related to our indebtedness in the future. We are currently behind on payments with respect to indebtedness related to the Plan. If we are unable to satisfy our obligations under our indebtedness, our creditors will be entitled to exercise all remedies available to them under the terms of the instruments governing our indebtedness and applicable law, which could include declaring all amounts outstanding with respect to our indebtedness immediately due and payable and assuming possession and control of all of our assets.

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

Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers restaurants’ menus, or by specific events such as the recently confirmed cases of “mad cow disease” by the Canadian government in August 2006 or “foot/mouth disease” outbreak which occurred in the United Kingdom in 2001. In addition, these events could reduce the available supply of beef or significantly raise the price of beef. If we were to modify the emphasis on beef on our restaurants’ menus, we may lose additional customers who do not prefer the new concept and menu, and we may not be able to attract a sufficient new customer base to generate the necessary revenues needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

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

Our strategy for expansion of our operations includes the construction of new restaurant properties and/or the acquisition of existing properties. Our ability to open additional restaurants will depend upon our ability to identify and acquire available new construction sites or restaurant conversions at favorable prices. We must also have sufficient available funds from operations or otherwise to support this expansion.

If we cannot successfully construct new restaurant properties or convert acquired restaurant properties to our established brands within projected budgets or time periods, our business and our ability to continue as a going concern will be adversely affected. Even with the success of the Plan and sufficient funds, plans to expand our business may fail due to construction delays or cost overruns, which could be caused by numerous factors, such as shortages of materials and skilled labor, labor disputes, weather interference, environmental problems and construction or zoning problems.

We face risks associated with the expansion of our operations.

The success of our business depends on our ability to expand our number of restaurants, either by developing or acquiring additional restaurants. Our success also depends on our ability to operate and manage successfully our growing operations. Our ability to expand successfully will depend upon a number of factors, including the following:

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

We have a major meat vendor that accounted for $5.0 million (11%) of our total purchases in 2006 and 2005 respectively. We purchase our food and beverage products from a number of food distributors, including Southwest Traders on the West Coast and U.S. Foodservice in the Midwest. If any of our vendors is unable to continue dependably providing us with high quality supplies, at volume discounted prices, our business could be harmed.

We believe that all essential products are available from other national suppliers as well as from local suppliers in the cities in which our restaurants are located in the event that we must purchase our products from other suppliers; however, there can be no assurance that we will be able to match quality, price or dependability of supply.

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

Our current operations and marketing strategy depend significantly on the strength of trademarks and service marks. Our Subsidiary’s wholly owned subsidiary, Paragon of Michigan, Inc., has registered, among others, the names Hungry Hunter, Mountain Jack’s and Carvers. The success of our growth strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. Although we are not aware of any infringing uses of any of our trademarks or service marks that we believe could materially affect us; we cannot assure you that we will be free from such infringements in the future.

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

We currently own and operate 25 restaurants. Due to this relatively small number of restaurants, poor financial performance at any one restaurant could have a significant negative impact on our profitability as a whole. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a broader geographic area with varied demographic characteristics. We cannot assure you that we will be able to operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number of our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

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

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered at our restaurants or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation, which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations or related litigation may interfere with our management’s ability to focus on operating our restaurants, result in reduced business at our restaurants, harm our reputation, and generally have a negative impact on our business and operations, regardless of whether such allegations are true or whether we are ultimately held liable.

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

We face increased expenditures of time and money associated with compliance with changing regulations of corporate governance and public disclosure.

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

Our common stock is currently quoted on the OTC Bulletin Board. The fact that our common stock is not listed on a major exchange is likely to make trading more difficult for broker-dealers, stockholders and investors, potentially leading to further declines in share price. An investor may find it more difficult to sell our common stock or to obtain accurate quotations of the share price of our common stock.

The price of our common stock may fluctuate significantly.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies, trading volume in our common stock, dilution resulting from future financings, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

A prolonged period in which our common stock trades at current levels could result in our inability to raise capital and may force us to reallocate funds from other planned uses, which would have a significant negative effect on our business plans and operations. If our stock price does not recover from its current levels, there can be no assurance that we can raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not have the resources to continue our normal operations.

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

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5.0 million or individuals with a net worth in excess of $1.0 million or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for penny stock. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Approximately 40% of our outstanding common stock is held by five stockholders, which will limit your ability to influence corporate matters.

A substantial portion of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 40% of our outstanding shares of common stock. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

ITEM 6.	EXHIBITS

(a) Exhibits.

2.1	Agreement and Plan of Merger dated November 17, 2005 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed November 22, 2005).

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated March 1, 2006 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed March 6, 2006).

3.1	Amended and Restated Certificate of Incorporation Pursuant to Reorganization (incorporated by reference to Form 10-K filed on April 12, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Form 10-K filed on April 12, 2005).

4.1	Form of Private Placement Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed on January 24, 2005).

4.2	Form of April 2005 Common Stock Purchase Warrant (incorporated by reference to Form 10-K filed on April 12, 2005).

4.3	Amended and Restated Common Stock Purchase Warrant issued to Critical Capital Growth Fund, L.P., dated December 30, 2003 (incorporated by reference to Form 10-K filed on April 12, 2005).

4.4	Form of Common Stock certificate (incorporated by reference to Form 10-K filed on April 5, 2006).

10.1	2004 Stock Incentive Plan (incorporated by reference to Schedule 14C Information Statement filed on January 5, 2005).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEAKHOUSE PARTNERS, INC.

/ S / JOSEPH L. WULKOWICZ
JOSEPH L. WULKOWICZ
Vice President and Chief Financial Officer (principal financial and accounting officer)