Form 10-Q
period 2007-06-26
STEAKHOUSE PARTNERS INC
filed 2007-08-10
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended June 26, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2007: 6,635,680 shares of common stock

FORM 10-Q

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 26, 2007

(amounts in thousands, except share and per share data)

	June 26, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets
Accounts receivable	$260	$841
Inventories	827	859
Prepaid expenses and other current assets	512	336

Total current assets	1,599	2,036
Property, plant, and equipment, net	9,060	9,487
Liquor licenses	688	688
Deposits and other assets	411	394
Tradenames	13,921	13,921
Goodwill	2,879	2,879

Total assets	$28,558	$29,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Current portion of long term debt	$6,788	$6,696
Current portion of capital lease	366	347
Bank Overdraft	582	401
Accounts payable	3,746	3,470
Accrued expenses	1,033	323
Unearned revenue	2,005	1,748
Reserve for self insurance claims	32	58
Sales and property taxes payable	122	34
Accrued payroll costs	781	844

Total current liabilities	15,455	13,921
Long term debt, net of current portion	1,460	1,228
Long term capital lease	7,894	8,083
Deferred rent	354	316

Total liabilities	25,163	23,548

Stockholders’ equity
Common stock, $0.001 par value, 15,000,000 shares authorized, 6,635,680 shares issued and outstanding	7	7
Additional paid-in capital	8,932	8,710
Accumulated deficit	(5,544)	(2,860)

Total stockholders’ equity	3,395	5,857

Total liabilities and stockholders’ equity	$28,558	$29,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Thirteen weeks ended June 26, 2007	Thirteen weeks ended June 27, 2006
	(Unaudited)	(Unaudited)
Revenues, net	$11,657	$12,735

Cost of sales
Food and beverage	4,108	4,134
Payroll and payroll related costs (includes non cash compensation of $14 and $27 respectively)	4,257	4,390
Direct operating costs	2,870	2,810
Depreciation and amortization	343	327

Total cost of sales	11,578	11,661

Gross profit	79	1,074

General and administrative (includes non cash compensation of $62 and $100 respectively)	1,384	1,033

(Loss) income before other income (expense)	(1,305)	41

Other income (expense)
Miscellaneous income (expense)	1	(30)
Interest expense	(678)	(308)

Total other expense	(677)	(338)

Loss before reorganization items, provision for income taxes	(1,982)	(297)

Reorganization items
Professional fees	(10)	(11)

Total reorganization items	(10)	(11)

Loss before provision for income taxes	(1,992)	(308)
Provision for income taxes	—	9

Net Loss	$(1,992)	$(317)

Loss per share
Basic	$(0.30)	$(0.05)

Diluted	$(0.30)	$(0.05)

Weighted average shares
Basic	6,636	6,636

Diluted	6,636	6,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share and per share data)

	Twenty-six weeks ended June 26, 2007	Twenty-six weeks ended June 27, 2006
	(Unaudited)	(Unaudited)
Revenues, net	$23,764	$25,621

Cost of sales
Food and beverage	8,146	8,475
Payroll and payroll related costs (includes non-cash compensation of $41 and $54 respectively)	8,604	8,829
Direct operating costs	5,695	5,535
Depreciation and amortization	682	650

Total cost of sales	23,127	23,489
Gross profit	637	2,132
General and administrative (includes non-cash compensation of $181 and $222 respectively)	2,428	2,112

(Loss) income before other income (expense)	(1,791)	20
Other income (expense)
Miscellaneous income	90	321
Interest expense	(962)	(621)

Total other expense	(872)	(300)
Loss before reorganization items, provision for income taxes	(2,663)	(280)

Reorganization items
Professional fees	(21)	(29)

Total reorganization items	(21)	(29)
Loss before provision for income taxes	(2,684)	(309)
Provision for income taxes	—	9

Net Loss	$(2,684)	$(318)

Loss per share
Basic	$(0.40)	$(0.05)

Diluted	$(0.40)	$(0.05)

Weighted average shares
Basic	6,636	6,636

Diluted	6,636	6,636

The accompanying notes are an integral part of these condensed consolidated financial statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Twenty-six weeks ended June 26, 2007	Twenty-six weeks ended June 27, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss from operations	$(2,684)	$(318)
Depreciation and amortization	682	650
Stock based compensation	222	276
Increase in Note Payable due to penalty incurred	265	—
Decrease in operating assets	786	957
Increase (decrease) in operating liabilities	1,460	(728)

Net cash provided by operating activities	731	837

Cash flows from investing activities
Acquisition cost	(17)	(127)
Purchases of property, plant, and equipment	(248)	(284)

Net cash used in investing activities	(265)	(411)

Cash flows from financing activities
Proceeds from issuance Note Payable	75	—
Principal payments on debt and capital leases	(541)	(875)

Net cash used in financing activities	(466)	(875)

Net decrease in cash and cash equivalents	—	(449)

Cash and cash equivalents, beginning of the period	—	449

Cash and cash equivalents, end of period	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1.	In the twenty-six weeks ended June 26, 2007 the Company financed $349 of insurance premiums.

2.	In the twenty-six weeks ended June 27, 2006 the Company financed $390 of insurance premiums.

3.	In the twenty-six weeks ended June 27, 2006 the Company financed $71 for Fire Alarm system upgrades at one of the locations.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Steakhouse Partners, Inc. and its subsidiary (the “Company”) as of June 26, 2007 and for the thirteen and twenty-six weeks ended June 26, 2007 and the thirteen and twenty-six weeks ended June 27, 2006, have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 26, 2007, and the results of its operations for the thirteen and twenty-six weeks ended June 26, 2007 and the thirteen and twenty-six weeks ended June 27, 2006, and its cash flows for the twenty-six weeks ended June 26, 2007 and the twenty-six weeks ended June 27, 2006. The results for the twenty-six weeks ended June 26, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC, during the years ended December 31, 2006 and 2005, the Company maintained a current ratio of 0.15-to1 and 0.21-to-1, respectively. In addition, during the years ended December 31, 2006 and 2005, the Company had a working capital deficit of approximately $11.9 million and $9.7 million, respectively. On June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company is required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the total amount required to satisfy this obligation will be approximately $5.6 million). The Company is also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007. These circumstances raise substantial doubt about our ability to continue as a going concern. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability. Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through June 26, 2008.

Management’s plans include the following:

•	Restructuring and consolidating its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction, early lease termination for unprofitable units and restructuring of administrative overhead;

•	Raising money through sale of non-core assets (four unique restaurant units) and equity financings; and

•	Raising money through sale of other assets as required.

NOTE 1—STOCK-BASED COMPENSATION

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

At June 26, 2007 there were 170,000 shares available for grant under the Incentive Plan. The following is a summary of stock option activity under the Incentive Plan as of June 26, 2007 and the changes during the six months ended June 26, 2007 were as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share

Authorized for grant	2,000,000	—	—
Outstanding at December 31, 2006	(1,860,000)	1,860,000	$0.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	30,000	(30,000)	$1.11

Balance at June 26, 2007	170,000	1,830,000	$0.92

As of June 26, 2007, there were options outstanding with respect to 1,830,000 shares of common stock with a weighted average remaining life of 7.89 years, of which options with respect to 1,298,334 shares with weighted average exercise prices of $1.11 are exercisable at June 26, 2007. Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based on the Company’s historical experience, the Company estimates that 30,000 options currently outstanding will be forfeited.

The options outstanding and exercisable do not have any intrinsic value at June 26, 2007, as the exercise price is greater than the Company’s average stock price. The aggregate intrinsic value would represent the total intrinsic value, based on the Company’s average stock price of $0.38 during the quarter ended June 26, 2007.

NOTE 1—STOCK-BASED COMPENSATION (CONTINUED)

The following table sets forth information regarding options outstanding and exercisable under the Incentive Plan at June 26, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number Exercisable	Weighted-average exercise price
$0.35	450,000	7.42	$0.35	—	$0.35
1.11	1,380,000	9.31	1.11	1,298,334	1.11

	1,830,000	7.89	$0.92	1,298,334	$1.11

As of June 26, 2007, there was approximately $124,000 of total unrecognized compensation expense related to un-vested share-based compensation arrangements granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended June 26, 2007, total stock-based compensation expense included in the consolidated statements of operations was approximately $62,000 charged to general and administrative expenses and $14,000 charged to cost of sales.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

NOTE 2—EARNINGS (LOSS) PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Outstanding warrants to purchase 718,517 shares of common stock and stock options outstanding of 1,830,000 shares of common stock, that are anti-dilutive, are excluded from the dilutive weighted average shares outstanding used in the loss per share calculation. The Company’s common share equivalents consist of warrants and options.

NOTE 3—CONTINGENCIES

The Company is periodically a defendant in cases involving personal injury and other matters that arise in the normal course of business. While any pending or threatened litigation has an element of uncertainty, the Company believes that the outcome of any pending lawsuits or claims, individually or combined, will not materially affect the financial condition or results of operations.

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

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

NOTE 5—NOTE PAYABLE

On June 12, 2007, the Company entered into a Forbearance Agreement (Exhibit 10.2) with the Class 4 Creditor Trust. Under the Agreement, the Company is required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the amount required to satisfy this obligation will be approximately $5.6 million). The Company is also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007. As of June 30, 2007, the Company met its obligations under the Forbearance Agreement with respect to documenting real estate sales.

NOTE 6—INCOME TAXES

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

The reorganization of the Company (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC) constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Company’s future ability to use any remaining net operating losses or tax credits generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.

NOTE 7—SUBSEQUENT EVENTS

On July 1, 2007 the Company ceased operations at its Hungry Hunter Thousand Oaks, California location. In spite of the Company’s best efforts, Thousand Oaks continued to be unprofitable. Thousand Oaks had recently experienced very high turnover of key personnel that made it difficult to continue to operate up to the Company’s hospitality standards. With it entering into the slow summer season, the prospects for a turnaround were minimal. However, as a result of the high turnover, no severance was required. The lease for the Thousand Oaks location was due to expire at the beginning of 2008 and negotiations are in process with the landlord to allow early termination. The total lease liability through termination is approximately $105,000. Gross revenues and net loss from this location for the twenty-six week period ended June 27, 2007, were $0.48 million and $0.11 million, respectively.

On July 11, 2007 the Company executed a settlement agreement and full release with Rewards Network on the remaining balance of their Note Payable and related matters. As a result of this Agreement, the approximately $0.9 million balance due on the Note will be considered void. Rewards Network will receive cash equal to $171,216.55, after applying a $75,000 credit against current Guest Connect program obligations. From this cash, Rewards Network will pay $50,000 of the Company’s related legal fees, and eliminate any and all ($0.1 million) Food and Beverage amounts due. In return, the Company will bring current (to June 30, 2007) all Guest Connect related fees (minus the credit), remain in the Guest Connect program until the end of January, 2008 and release any claims it may have as a result of the summary judgment in the class action lawsuit entitled Bistro Executive, Inc. vs. Rewards Network, Inc.

On July 18, 2007 the Company finalized the sale of its leasehold interest in the Williamsburg, Virginia unit for $1.2 million. All of the net proceeds will be used to satisfy the above-referenced Rewards Network payment, and the balance of approximately $0.93 million will be paid to the Class 4 Creditors Trust pursuant to the terms of the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007. Even though a sales agreement with the potential buyers was signed prior to June 26, 2007, the consummation of the transaction remained highly unlikely because of several variables. For example, the landlord had refused to subordinate his position to the buyer’s lender and would not agree to the assignment of the lease. Also, Rewards Network, Inc., a secured Creditor who held Williamsburg as collateral, would not release their rights unless Management reached a global settlement on a completely different issue (see above). Further, The Creditor Trust also had a lien on the assets and would release their liens only in the event that issues with respect to both the Company and Rewards Network were resolved. The issues were extremely complex, (involving critical creditors, and over $1 million in liabilities). If the Company had lost these specific buyers, the probability of selling this unit in this fiscal year or longer would be zero. Therefore, criteria for the application of FAS 144: “Accounting for the impairment or disposal of long-lived assets”, were not met during the thirteen and twenty six weeks ended June 26, 2007. Finally, beginning on July 11, 2007, all the issues were successfully negotiated. Gross revenues and the net income of this location for the twenty-six week period ended June 27, 2007 were $1.2 million and $0.12 million, respectively. On the balance sheet for the twenty-six week period ended June 27, 2007 excluding goodwill, net assets for Williamsburg was $0.08 million and net capital lease liability was $0.07 million. A gain from the sale of long term assets for approximately $0.8 million will be recognized in the 3rd quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. For this purpose, any statement contained herein that is not a statement of historical fact may be deemed to be a forward-looking statement, including, without limitation, statements regarding our ability to expand our operations, continue to attract customers, respond to increases in minimum wage and inflation, renegotiate the terms of our secured debt, obtain additional financing, successfully implement the Plan and satisfy our obligations under the Forbearance Agreement. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those indicated by such forward-looking statements and those differences may be material. Risks and uncertainties that affect us include the strength of the U.S. economy, trends affecting our financial condition or results of operations, our operating strategy and growth strategy, potential acquisitions or joint ventures by us, litigation affecting us, the timely development and market acceptance of new products, the ability to provide adequate incentives to retain and attract key employees, the impact of competitive products and pricing, and other risks which are detailed herein under the heading “Risk Factors.”

OVERVIEW

BACKGROUND

The Company has a wholly owned subsidiary Paragon Steakhouse Restaurants, Inc. (the “Subsidiary”), which currently operates 23 full-service steakhouse restaurants located in eight states. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.21 per person (including alcoholic beverages) and we currently serve approximately 2.0 million meals annually. We operate principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF REVENUES, NET

The following table sets forth, as a percentage of revenue, net, for the 25 comparable restaurants, certain items in our condensed consolidated statements of operations for the indicated periods:

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	June 26, 2007	June 27, 2006	June 26, 2007	June 27, 2006
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of Sales
Food & Liquor costs	35.2%	32.5%	34.3%	33.1%
Personnel Costs	36.5%	34.5%	36.2%	34.5%
Direct Operating Cost	24.6%	22.1%	24.0%	21.6%
Depreciation	2.9%	2.6%	2.9%	2.5%
Gross Margin	0.7%	8.4%	2.7%	8.3%
General & Administrative	11.9%	8.1%	10.2%	8.2%
Capital Lease Interest	2.0%	1.9%	2.0%	1.9%
Other Expense (Income)	4.0%	0.8%	1.7%	(0.6)%
Net Loss	(17.1)%	(2.5)%	(11.3)%	(1.2)%

Factors that have affected our results of operations for the second thirteen weeks and the twenty-six weeks ended June 26, 2007 as compared to the thirteen weeks and the twenty-six weeks ended June 27, 2006 are discussed below. This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto.

THIRTEEN WEEKS ENDED JUNE 26, 2007 COMPARED TO THIRTEEN WEEKS ENDED JUNE 27, 2006

Revenues, net, for the thirteen-week period ended June 26, 2007 decreased approximately $1.08 million or 8.5% from $12.7 million for the thirteen-week period ended June 27, 2006 to $11.7 million for the thirteen-week period ended June 26, 2007. This decline was the result of a decrease in same-store sales of 5.7% in 2007 versus the same thirteen-week period in 2006. The decrease in same store sales is attributable to a decrease of 9.2% in the 16 west coast units versus a 2.3% same store sales increase in the 9 mid-west units versus the same thirteen-week period in 2006. Discounts for the thirteen-week period ended June 26, 2007 were 6.2% versus 3.3% for the same thirteen-week period in 2006. The increase is entirely attributable to the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million).

Food and beverage costs for the thirteen-week period ended June 26, 2007 decreased approximately $0.026 million or 0.6% from $4.134 million for the thirteen-week period ended June 27, 2006 to $4.108 million for the same thirteen-week period in 2007. Food and beverage costs as a percentage of net revenues was 32.5% for the thirteen-week period ended June 27, 2006 compared to 35.2% for the same thirteen-week period in 2007. One of the primary causes of this increase in percentage relation to revenue was the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million), resulting in a decrease in sales. Also contributing to this increase was higher beef, seafood and produce costs versus the same thirteen-week period in 2006.

Payroll and related costs for the thirteen-week period ended June 26, 2007 decreased approximately $0.133 million or 3.0% from $4.39 million for the thirteen-week period ended June 27, 2006 to $4.26 million for the same thirteen-week period in 2007. Payroll and related costs as a percentage of net revenues was 34.5% for the thirteen-week period ended June 27, 2006 compared to 36.5% for the same thirteen-week period in 2007. With Net Revenue decreasing 8.5% and the mandated (five states) Minimum Wage increases adding $114,000 in cost, the Company was not able to effectively reduce labor dollars proportionately to revenue dollars per unit and also maintain guest services and a positive dining experience. At these volume levels for most units, the payroll and related costs have become fixed costs. Also contributing to this increase in percentage relation to revenue was the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million).

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirteen-week period ended June 26, 2007 increased approximately $0.06 million or 2.1% from $2.81 million for the thirteen-week period ended June 27, 2006 to $2.87 million for the same thirteen-week period in 2007. Direct operating costs, as a percentage of net revenues was 22.1% for the thirteen-week period ended June 27, 2006 compared to 24.6% for the same thirteen-week period in 2007. One of the primary causes of this increase in both absolute dollars and in percentage relation to revenue was due to higher local advertising cost, higher rents, vendor late payment charges and equipment repairs and maintenance. Also contributing to the increase in percentage relation to revenue was the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million).

Depreciation and amortization for the thirteen-week period ended June 26, 2007 increased approximately $16,000 or 4.9% from $0.327 million for the thirteen-week period ended June 27, 2006 to $0.343 million for the same period in 2007. The increase in depreciation reflects the capital additions of approximately $0.4 million for fiscal year 2006 and $0.25 million for the twenty six-week period ended June 26, 2007.

General and administrative expenses for the thirteen-week period ended June 26, 2007 in absolute dollars increased $0.35 million or 34.0% from $1.03 million for the thirteen-week period ended June 26, 2006 to $1.4 million for the same period in 2007. These costs as a percentage of the net revenues were 8.1% for the thirteen-week period ended June 27, 2006 compared to 11.9% for the same period in 2007. The primary cause of this increase in absolute dollars and as a percentage relation to revenue is the effect of a number of items; the penalties associated with the Forbearance Agreement (Exhibit 10-2) executed on June 12, 2007 increased the Class 4 Note Payable ($0.265 million); a Reduction in Force ($0.06 million) and other penalties ($0.09 million). Also contributing to the change was the timing of legal fees and corporate expenses associated with the preparation of the proxy statement and other items related to the annual stockholders meeting, which were incurred in the thirteen-week period ended June 26, 2007 versus last year those expenses were in the thirteen-week period ended September 26, 2006.

Other income (expense) including Reorganization items and interest for the thirteen-week period ended June 26, 2007 in absolute dollars increased $0.34 million or 96.8% from $0.35 million for the thirteen-week period ended June 27, 2006 to $0.69 million for the same period in 2007. One of the principal reasons for this increase in expense was the additional interest expense associated with the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007 ($0.39 million).

Net loss for the thirteen-week period ended June 26, 2007 increased approximately $1.7 million from net loss of $0.3 million for the thirteen-week period ended June 27, 2006 to a loss of $2.0 million for the same thirteen-week period in 2007. The increase in net loss for the thirteen-week period ended June 26, 2007 was principally the result of soft revenue for the period compounded with higher discounts ($40 gets you $60), additional expenses associated with the Forbearance Agreement and reduction-in-force.

TWENTY-SIX WEEKS ENDED JUNE 26, 2007 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 27, 2006

Net Revenues for the twenty-six week period ended June 27, 2006 decreased approximately $1.9 million or 7.2% from $25.6 million for the twenty-six week period ended June 27, 2006 to $23.8 million for the same twenty-six week period in 2007. This decline was the result of a decrease in same-store sales of 5.8% for the 25 comparable Paragon core units in 2007 (breakeven in the 9 Midwest units and 8.1% decline in the 16 West Coast units) versus the same twenty-six week period in 2006. We believe a large portion of this decline in the West is directly attributable to higher gas and energy prices and consumers choosing less expensive dining experiences. Also contributing to this decrease in net revenue is- the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million).

Food and beverage costs for the twenty-six week period ended June 26, 2007 decreased $0.33 million or 3.9% from $8.5 million for the twenty-six week period ended June 27, 2006 to $8.15 for the same twenty-six week period in 2007. Food and beverage costs as a percentage of net revenues was 33.1% for the twenty-six week period ended June 27, 2006 compared to 34.3% for the same twenty-six week period in 2007. One of the primary causes of this increase in percentage relation to revenue was the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million). Also contributing to this increase was higher beef, seafood and produce costs versus the same twenty-six week period in 2006.

Payroll and payroll related costs for the twenty-six week period ended June 26, 2007 decreased $0.23 million or 2.5% from $8.8 million for the twenty-six week period ended June 27, 2006 to $8.6 million for the twenty-six week period ended June 26, 2007. Payroll and payroll related costs, as a percentage of net revenues was 34.5% for the twenty-six week period ended June 27, 2006 compared to 36.2% for the same twenty-six week period in 2007. With Net Revenue decreasing 7.2% and the mandated (five states) Minimum Wage increases adding almost $0.2 million in cost, the Company was not able to effectively reduce labor dollars proportionately to revenue dollars per unit and also maintain guest services and a positive dining experience. At these volume levels for most units, the payroll and related costs have become fixed costs. Also contributing to this increase in percentage relation to revenue was the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million).

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating cost for the twenty-six week period ended June 26, 2007 was $5.7 million compared to the twenty-six week period ended June 27, 2006 of $5.54 million. Direct operating costs, as a percentage of net revenues was 21.6% for the twenty-six week period ended June 27, 2006 compared to 24.0% for the same twenty-six week period in 2007. One of the primary causes of this increase in both absolute dollars and in percentage relation to revenue was higher local advertising cost, higher rents, vendor late payment charges and equipment repairs and maintenance. Also contributing to the increase in percentage relation to revenue was the Subsidiary’s 40th Anniversary gift card $40 gets you $60 promotion ($0.34 million).

Depreciation and amortization for the twenty-six week period ended June 26, 2007 increased $32,000 or 4.9% from $0.65 million for the twenty-six week period ended June 27, 2006 to $0.682 million for the same period in 2007. The increase in depreciation reflects the capital additions of approximately $0.4 million for fiscal year 2006 and $0.25 million for the twenty six-week period ended June 26, 2007.

General and administrative expenses for the twenty-six week period ended June 26, 2007 increased $0.3 million or 15.0% from $2.1 million for the twenty-six week period ended June 27, 2006 to $2.4 million for the same twenty-six week period in 2007. One of the primary causes of this increase in absolute dollars and as a percentage relation to revenue is the effect of a number of non-recurring items; the penalties associated with the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007 increased the Class 4 Note Payable ($0.265 million); a Reduction in Force ($0.06 million) and other penalties ($0.09 million). Also contributing to the change was the timing of legal fees and corporate expenses associated with preparation of the proxy statement and other items related to the annual stockholders meeting, which were incurred in the thirteen-week period ended June 26, 2007 versus last year those expenses were in the thirteen-week period ended September 26, 2006.

Other income (expense) including Reorganization items and interest for the twenty-six week period ended June 26, 2007 increased $0.56 million from an expense of $0.33 million for the twenty-six week period ended June 27, 2006 to an expense of $0.89 million for the same period in 2007. One of the principal reasons for this increase in expense was the additional interest expense associated with the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007 ($0.39 million). Also contributing to this increase in expense was the recording of a favorable settlement of an old Plan of Reorganization claim with the State of California ($0.38 million) in the twenty-six week period ended June 27, 2006, which was partially offset by the sale of an old Michigan liquor license for $0.07 million in the same period and a reduction of interest expense as the Company pays down the Priority Tax Note.

Net loss for the twenty-six week period ended June 26, 2007 increased $2.4 million from a net loss of $0.3 million for the twenty-six week period ended June 27, 2006 to a net loss of $2.7 million for the same twenty-six week period in 2007. The increase in net loss for the twenty-six week period ended June 26, 2007 was principally the result of soft revenue for the period compounded with higher discounts, additional expenses associated with the Forbearance Agreement and reduction-in-force. Partially offsetting the reduced gross profits was the settlement of an old Plan of Reorganization claim.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $0.0 million at June 26, 2007. Our operating activities for the twenty-six weeks ended June 26, 2007 provided approximately $0.73 million, while our capital expense for the same period was approximately $0.26 million and our payment of debt and capital leases was approximately $0.47 million.

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

We had a cash and cash equivalents balance of $0.0 million at December 31, 2006. Note: Our actual fiscal year end was December 26, 2006; as a result, approximately $0.8 million in credit card receipts were still being processed through the bank at fiscal year end. The $0.8 million is classified as Accounts Receivable versus cash and cash equivalents. During fiscal 2006, we maintained a current ratio of 0.15-to-1, which arose from a working capital deficit of $11.9 million, which includes short-term debt ($6.6 million) resulting from the Plan of Reorganization.

On June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company is required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the total amount required to satisfy this obligation will be approximately $5.6 million). The Company is also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007. As of June 30, 2007, the Company met its obligations under the Forbearance Agreement with respect to documenting real estate sales.

On July 11, 2007 the Company executed a settlement agreement and full release with Rewards Network on the remaining balance of their Note Payable and related matters. Under terms of the agreement the approximate $0.9 million balance due on the Note will be considered void and Rewards Network will pay $75,000 in the form of a credit on current Guest Connect program, pay $50,000 legal fees and eliminate any and all Food and Beverage amounts due. In return the Company will bring current (to June 30, 2007) all Guest Connect related fees (minus the credit), remain in the Guest Connect program until the end of January, 2008 and release any claims it may have as a result of the summary judgment in the class action lawsuit entitled Bistro Executive, Inc. vs. Rewards Network, Inc.

On July 18, 2007 the Company finalized the sale of its leasehold interest in the Williamsburg, Virginia unit for $1.2 million. All of the net proceeds (approximately $0.93 million) will be used to satisfy the Class 4 creditors demand for payment per the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability. Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through June 26, 2008.

Management’s plans include the following:

•	Restructuring and consolidating its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction, early lease termination for unprofitable units and restructuring of administrative overhead;

•	Raising money through sale of non-core assets (four unique restaurant units) and equity financings; and

•	Raising money through sale of other assets as required.

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

IMPACT OF INFLATION

The primary inflationary factors affecting our operations include food and labor costs. Our restaurant personnel are paid at or above the federal and state established minimum wage levels and accordingly, changes in such wage level affect our labor costs. As costs of food and labor increase, we will seek to offset those increases through economies of scale and/or increases in menu prices, although there is no assurance that we will be able to continue to improve economies of scale or that increased menu prices will be accepted by our customers. To date, inflation has not had a material impact on our results of operations.

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

SELF-INSURANCE

We maintain general liability and related insurance policies with standard deductibles, thereby “self-insuring” the initial portion of the claim. We maintain stop-loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of old general liability claims incurred as of the balance sheet date. The estimated liability is based upon analysis of historical data and actuarial estimates, and is reviewed by us on a quarterly basis to ensure that the liability is appropriate. If for any reason in the final settlement of these old claims the results differ from our estimates, our financial results could be impacted up to the deductible under these insurance policies.

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

PROPERTY, FIXTURES AND EQUIPMENT

Property, fixtures and equipment are recorded at cost. We expense repair and maintenance costs incurred to maintain the appearance and functionality of restaurants that do not extend the useful lives of any restaurant asset or are less than $1,000. Depreciation is computed on the straight-line basis over the following estimated useful lives:

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

Interest Rate Sensitivity. As of June 26, 2007, we had insufficient cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Risk factors that may affect future results and financial condition

We have recently defaulted on a material portion of our debt obligations. As a result, we have entered into a forbearance agreement, pursuant to which we must either contract to sell a substantial amount of our assets or otherwise satisfy our debt in order to preclude our lenders from foreclosing on our assets.

On June 12, 2007, we entered into a Forbearance Agreement with our Class 4 Creditor Trust in response to our default under our obligations to these creditors. Under the Forbearance Agreement, we are required to contract for the sale of assets or secure financing in the following amounts: (i) $2 million by June 30, 2007, (ii) an additional $1 million by August 31, 2007, (iii) an additional $1 million by September 30, 2007 and (iv) an additional $1 million by October 31, 2007. We are required to repay all outstanding obligations to the Class 4 Creditor Trust no later than November 15, 2007. The approximate aggregate amount of payments under the agreement, including interest, penalties and fees, is $5.6 million.

In order to facilitate these payments, we have sold our Williamsburg, Virginia restaurant for $1.2 million and we are seeking to sell additional properties.

There is no guarantee that we will be successful in selling sufficient assets to satisfy our obligations to the Class 4 Creditor Trust, that we will be able to receive proceeds from any assets we may sell sufficient to repay our obligations, or that we can otherwise secure refinancing for those obligations in a timely manner, or at all. If we fail to meet the required payment schedule and other terms of the Forbearance Agreement, the Class 4 Creditor Trust may foreclose on our assets, which would likely result in our inability to continue our operations. In such event, you likely would lose the entire amount of your investment in us.

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

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in the following approximate amounts: $2.0 million for the twenty-six weeks ended June 26, 2007, $1.7 million for the fiscal year ended December 31, 2006; $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; $4.9 million for the fiscal year ended December 31, 2003; and $6.6 million for the fiscal year ended December 31, 2002. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

We may not have sufficient cash reserves to maintain our operations and fund our obligations, including, without limitation, our obligations under the Forbearance Agreement. In such event, we may need to seek additional financing. Any required additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our plan of reorganization and may be required to sell core assets or dissolve the business. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

If we default on our obligations related to our indebtedness, our creditors could assume possession and control of our assets.

We have substantial debt and have pledged all of our assets to secure certain obligations with respect to our indebtedness, including obligations entered pursuant to the Plan and under the Forbearance Agreement. We have defaulted on certain obligations related to our indebtedness in the past and may default on obligations related to our indebtedness in the future. We are currently behind on payments with respect to indebtedness related to the Plan. If we are unable to satisfy our obligations under our indebtedness, our creditors will be entitled to exercise all remedies available to them under the terms of the instruments governing our indebtedness and applicable law, which could include declaring all amounts outstanding with respect to our indebtedness immediately due and payable and assuming possession and control of all of our assets.

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

We currently own and operate 23 restaurants. Due to this relatively small number of restaurants, poor financial performance at any one restaurant could have a significant negative impact on our profitability as a whole. The results achieved to date by our relatively small restaurant base may not be indicative of the results of a larger number of restaurants in a broader geographic area with varied demographic characteristics. We cannot assure you that we will be able to operate our existing restaurants at higher sales levels that generate equal or higher operating profits or increase the number of our restaurants sufficiently to offset the impact of poor performance at any one restaurant.

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

On July 10, 2007, we held our annual stockholders’ meeting, at which our stockholders (i) elected three (3) directors to hold office until the next annual election of directors, (ii) ratified the appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm for the year ending December 31, 2007 and (iii) approved the form of Indemnification Agreement between the Company and its directors and officers. The vote on such matters was as follows:

I. Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from Each Nominee
A. Stone Douglass	3,760,883	57,500
Edgar Tod Lindner	3,760,883	57,500
Thomas A. Edler	3,760,883	57,500

II. Ratification of Appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm for the year ending December 31, 2007:

For	Against	Abstain	Broker Non-Votes
3,805,883	12,500	0	0

III. Approve the form of Indemnification Agreement between the Company and its directors and officers:

For	Against	Abstain	Broker Non-Votes
3,693,983	57,433	66,967	0

ITEM 6.	EXHIBITS

(a) Exhibits.

2.1	Agreement and Plan of Merger dated November 17, 2005 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed November 22, 2005).

2.2	Amendment No. 1 to the Agreement and Plan of Merger dated March 1, 2006 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed March 6, 2006).

3.1	Amended and Restated Certificate of Incorporation Pursuant to Reorganization (incorporated by reference to Form 10-K filed on April 12, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Form 10-K filed on April 12, 2005).

4.1	Form of Private Placement Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed on January 24, 2005).

4.2	Form of April 2005 Common Stock Purchase Warrant (incorporated by reference to Form 10-K filed on April 12, 2005).

4.3	Amended and Restated Common Stock Purchase Warrant issued to Critical Capital Growth Fund, L.P., dated December 30, 2003 (incorporated by reference to Form 10-K filed on April 12, 2005).

4.4	Form of Common Stock certificate (incorporated by reference to Form 10-K filed on April 5, 2006).

10.1	2004 Stock Incentive Plan (incorporated by reference to Schedule 14C Information Statement filed on January 5, 2005).

10.2	Forbearance Agreement dated June 12, 2007 (incorporated by reference to Form 8-K filed on June 25, 2007).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEAKHOUSE PARTNERS, INC.

August 10, 2007	/ S / JOSEPH L. WULKOWICZ
JOSEPH L. WULKOWICZ
Vice President and Chief Financial Officer
(principal financial and accounting officer)