Form 10-Q
period 2007-09-25
STEAKHOUSE PARTNERS INC
filed 2007-11-14
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended September 25, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2007: 6,635,680 shares of common stock

FORM 10-Q

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

INDEX

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 25, 2007 (unaudited) and December 31, 2006	1-2
	Condensed Consolidated Statements of Operations for the thirteen weeks ended September 25, 2007 (unaudited) and thirteen weeks ended September 26, 2006 (unaudited)	3
	Condensed Consolidated Statements of Operations for the thirty-nine weeks ended September 25, 2007 (unaudited) and thirty-nine weeks ended September 26, 2006 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended September 25, 2007 (unaudited) and the thirty-nine weeks ended September 26, 2006 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	23

SIGNATURES		24

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands)

ASSETS

	September 25, 2007	December 31, 2006
	(Unaudited)
Current assets
Accounts receivable	$282	$841
Inventories	687	766
Prepaid expenses and other current assets	409	333

Total current assets	1,378	1,940
Property, plant, and equipment, net	8,222	8,844
Liquor licenses	643	643
Deposits and other assets	396	394
Tradenames	11,620	11,620
Goodwill	2,441	2,441
Assets Held for Sale	572	3,523

Total assets	$25,272	$29,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 25, 2007	December 31, 2006
	(Unaudited)
Liabilities
Current liabilities
Current portion of long term debt	$4,948	$6,696
Current portion of capital lease	359	347
Bank overdraft	497	401
Accounts payable	4,519	3,470
Accrued expenses	1,107	323
Unearned revenue	2,046	1,710
Reserve for self insurance claims	36	58
Sales and property taxes payable	135	30
Accrued payroll costs	1,064	844
Liabilities Held for Sale	137	42

Total current liabilities	14,848	13,921
Long term debt, net of current portion	1,276	1,228
Long term capital lease	7,327	7,581
Deferred rent	322	280
Liabilities Held for Sale	45	538

Total liabilities	23,818	23,548

Stockholders’ equity
Common stock, $0.001 par value 15,000,000 shares authorized and 6,635,680 shares issued and outstanding	7	7
Additional paid-in capital	8,947	8,710
Accumulated deficit	(7,500)	(2,860)

Total stockholders’ equity	1,454	5,857
Total liabilities and stockholders’ equity	$25,272	$29,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

	Thirteen weeks ended September 25, 2007	Thirteen weeks ended September 26, 2006
	(Unaudited)	(Unaudited)
Revenue, net	$9,134	$10,016

Cost of sales
Food and beverage	3,200	3,338
Payroll and payroll related costs (includes non-cash compensation of $0.6 and $27 respectively)	3,499	3,571
Direct operating costs	2,358	2,331
Depreciation and amortization	318	304

Total cost of sales	9,375	9,544
Gross (loss) profit	(241)	472
General and administrative (includes non-cash compensation of $14 and $100 respectively)	844	1,086

Loss before other income (expense)	(1,085)	(614)
Other income (expense)
Gain on settlement of debt	951	—
Miscellaneous (expense) income	(16)	10
Interest expense	(340)	(279)

Total other expense	595	(269)
Loss before reorganization items, provision for income taxes	(490)	(883)
Reorganization items
Professional fees	(11)	(11)

Loss before provision for income taxes	(501)	(894)
Provision for income taxes	—	5

Loss from continuing operations	$(501)	$(899)
(Loss) income from discontinued operations after income tax (See Note 7)	(1,455)	87
Net loss	$(1,956)	$(812)

Basic (loss) earnings per share
Continuing Operations	$(0.08)	$(0.14)
Discontinued Operations	(0.22)	0.01

Net loss	$(0.30)	$(0.13)
Diluted (loss) earnings per share
Continued Operations	$(0.08)	$(0.14)
Discontinued Operations	(0.22)	0.01

Net loss	$(0.30)	$(0.13)
Weighted average shares
Basic	6,636	6,636

Diluted	6,636	6,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except share data)

	Thirty-nine weeks ended September 25, 2007	Thirty-nine weeks ended September 26, 2006
	(Unaudited)	(Unaudited)
Revenue, net	$29,889	$32,355

Cost of sales
Food and beverage	10,321	10,722
Payroll and payroll related costs (includes non-cash compensation of $42 and $81 respectively)	11,037	11,284
Direct operating costs	7,235	7,093
Depreciation and amortization	943	899

Total cost of sales	29,536	29,998
Gross profit	353	2,357
General and administrative (includes non-cash compensation of $195 and $322 respectively)	3,280	3,197

Loss before other income (expense)	(1,976)	(840)
Other income (expense)
Gain on settlement of debt	951	—
Miscellaneous income	73	331
Interest expense	(1,273)	(871)

Total other expense	(249)	(540)
Loss before reorganization items, provision for income taxes	(3,176)	(1,380)

Reorganization items
Professional fees	(32)	(40)

Loss before provision for income taxes	(3,208)	(1,420)
Provision for income taxes	—	14

Loss from continued operations	$(3,208)	$(1,434)
(Loss) income on discontinued operations after income tax (See Note 7)	(1,433)	305
Net loss	$(4,641)	$(1,129)

Basic (Loss) earnings per share
Continued operations	$(0.48)	$(0.22)
Discontinued operations	(0.22)	0.05

Net Loss	$(0.70)	$(0.17)
Diluted (loss) earnings per share
Continued operations	$(0.48)	$(0.22)
Discontinued operations	(0.22)	0.05

Net Loss	$(0.70)	$(0.17)
Weighted average shares
Basic	6,636	6,636

Diluted	6,636	6,636

The accompanying notes are an integral part of these condensed consolidated financial statements

STEAKHOUSE PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Thirty-nine weeks ended September 25, 2007	Thirty-nine weeks ended September 26, 2006
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,641)	$(1,129)
Loss on disposal of discontinued operations	1,378	—
Gain on Settlement of Debt	(951)	—
Increase in Note Payable due to penalty incurred	265	—
Depreciation and amortization	1,005	982
Amortization of stock options issued	237	403
Decrease in operating assets	967	1,112
Increase (decrease) in operating liabilities	2,677	(3)

Net cash provided by operating activities	937	1,365
Cash flows from investing activities
Proceeds from disposal of discontinued operations	1,099	—
Purchases of property, plant, and equipment	(305)	(343)
Acquisition cost	(18)	(147)

Net cash used in investing activities	776	(490)
Cash flows from financing activities
Principal payments on debt and capital leases	(1,713)	(1,324)

Net cash used in financing activities	(1,713)	(1,324)
Net decrease in cash and cash equivalents	—	(449)
Cash and cash equivalents, beginning of the period	—	449

Cash and cash equivalents, end of period	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Non-cash Disclosures:

1.	In the thirty-nine weeks ended September 25, 2007 the Company financed $349 of insurance premiums

2.	In the thirty-nine weeks ended September 26, 2006 the Company financed $390 of insurance premiums.

3.	In the thirty-nine weeks ended September 26, 2006 the Company financed $71 for Fire Alarm system upgrades at one of the locations.

STEAKHOUSE PARTNERS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Steakhouse Partners, Inc. and its subsidiaries (the “Company”) as of September 25, 2007 and for the thirteen and thirty-nine weeks ended September 25, 2007 and the thirteen and thirty-nine weeks ended September 26, 2006 have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations related to interim financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 25, 2007, and for the thirteen and thirty-nine weeks ended September 25, 2007 and the thirteen and thirty-nine weeks ended September 26, 2006, and its cash flows for the thirty-nine weeks ended September 25, 2007 and the thirty-nine weeks ended September 26, 2006. The results for the thirteen and thirty-nine weeks ended September 25, 2007 are not necessarily indicative of the expected results for the full 2007 fiscal year or any future period.

The Company reports results quarterly, with four quarters having thirteen weeks. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “ The Fair Value Option of Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC, during the years ended December 31, 2006 and 2005, the Company maintained a current ratio of 0.15-to-1 and 0.21-to-1, respectively. In addition, during the years ended December 31, 2006 and 2005, the Company had a working capital deficit of approximately $11.9 million and $9.7 million, respectively. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These circumstances raised substantial doubt about the Company’s ability to continue as a going concern as of September 25, 2007.

We may not have sufficient cash reserves to maintain our operations and fund our obligations. Our financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. The continuation of the Company as a going concern is dependent upon the Company’s ability to obtain additional financing and upon future profitable operations. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the end of the 2007 fiscal year, we expect that we will need to obtain equity and or additional debt financing to fund our operations and capital expenditures. Management is currently evaluating available alternatives in this regard. However, there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. These circumstances raised substantial doubt about our ability to continue as a going concern as of September 25, 2007.

On June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company is required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the total amount required to satisfy this obligation will be approximately $4.7 million). The Company is also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007, with the balance due by November 15, 2007. In order to facilitate these payments, the Company is prepared to sell virtually any of its units for a fair market value. The Company believes it is impractical to classify all twenty-three (23) as long-lived assets available for disposal by sale. Instead the Company classifies only those units that have satisfied all contractual contingencies as actually held for sale. To date, the Company has sold its Williamsburg, Virginia restaurant for $1.2 million; its Cliffhouse restaurant is under contract to be sold for $0.6 million.

At each benchmark date, the Company has provided the Creditor’s Trust contracts necessary to satisfy the Forbearance Agreement conditions. The actual units under contract have changed as some have cancelled, usually due to a number of financial contingencies, SBA requirements and/or issues with liquor license transfers and others have been added. In the event that the Creditors’ Trust are not satisfied on November 15, 2007, the Agreement sets forth remedies which include enforcement of its rights under the Agreement, related Note, and other Documents; these remedies include initiation of a foreclosure action to recover real and personal property collateral. However, the Company anticipates delivering sufficient contracts to satisfy its November 15th obligations.

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

Management’s plans include the following:

•	Restructuring and consolidating its long-term debt position;

•	Improving the Company’s financial performance through local marketing sales generation, cost-reduction, early lease termination for unprofitable units and restructuring of administrative overhead;

•	Raising money through sale of long-lived assets and equity financings; and

•	Raising money through sale of other assets as required.

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

At September 25, 2007 there were 280,000 shares available for grant under the Incentive Plan. The following is a summary of stock option activity under the Incentive Plan as of September 25, 2007 and the changes during the thirty-nine weeks ended September 25, 2007 were as follows:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Authorized for grant	2,000,000	—	—
Outstanding at December 31, 2006	(1,860,000)	1,860,000	$0.94
Granted	—	—	—
Exercised	—	—	—
Forfeited	140,000	(140,000)	$1.11

Balance at September 25, 2007	280,000	1,720,000	$0.91

As of September 25, 2007, there were options outstanding with respect to 1,720,000 shares of common stock with a weighted average remaining life of 7.71 years, of which options with respect to 1,188,333 shares with weighted average exercise prices of $1.11 are exercisable at September 25, 2007.

The options outstanding and exercisable do not have any intrinsic value at September 25, 2007, as the exercise price is greater than the Company’s average stock price. The aggregate intrinsic value would represent the total intrinsic value, based on the Company’s average stock price of $0.11 during the quarter ended September 25, 2007.

The following table sets forth information regarding options outstanding and exercisable under the Incentive Plan at September 25, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$0.35	450,000	9.06	$0.35	—	$0.35
$1.11	1,270,000	7.22	$1.11	1,188,333	$1.11

	1,720,000	7.71	$0.91	1,188,333	$1.11

As of September 25, 2007, there was approximately $109,000 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the three months ended September 25, 2007, total stock-based compensation expense included in the consolidated statements of operations was approximately $14,000 charged to general and administrative expenses and $600 charged to cost of sales.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

NOTE 2 — EARNINGS PER SHARE

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Outstanding warrants to purchase 718,517 shares of common stock and stock options outstanding to purchase 1,720,000 shares of common stock, that are anti-dilutive, are excluded from the dilutive weighted average shares outstanding used in the income (loss) per share calculation.

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

NOTE 5 — IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. In evaluating long-lived assets for impairment, a number of factors are considered:

a)	Restaurants sales trends;

b)	Local competition;

c)	Changing demographic profiles;

d)	Local economic conditions;

e)	New laws and government regulations that adversely effect sales and profits; and

f)	The ability to recruit and train skilled restaurant employees.

If a restaurant is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The fair value was established under “fresh-start” accounting when the Company’s Plan of Reorganization became effective on December 31, 2003. Specifically, the company consulted with two independent consultants; one in reaching a determination regarding the valuation for fixed assets and the second in reaching a determination regarding the valuation for tradenames. The excess between these valuations and the fair value derived from “fresh-start” accounting was booked as goodwill. The goodwill was then allocated to the Company’s reporting units based on the unit’s leasehold valuation to the total at that time. The Company considers each one of our restaurants as an operating unit. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge. As part of this review process a write-down of Goodwill and Tradenames was triggered by the sale of the Williamsburg, VA unit and the closure of the Thousand Oaks, CA unit (see Note 7) $2.079 million and $0.192 million, respectively. The Company also reclassified $0.076 million of Goodwill and $0.392 million of Tradenames allocated to Cliffhouse, to Assets Held for Sale.

NOTE 6 — NOTE PAYABLE

On June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company is required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the amount required to satisfy this obligation will be approximately $5.6 million). The Company is also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007, with the balance due by November 15, 2007. In order to facilitate these payments, the Company has sold its Williamsburg, Virginia restaurant for $1.2 million, its Cliffhouse restaurant is under contract to be sold for $0.6 million, and the Company has contracts to sell additional properties. However, these additional contracts are subject to a number of contingencies and there can be no assurance that these sales will be consummated.

At each benchmark date, the Company has provided the Creditor’s Trust the contracts necessary to satisfy the Forbearance Agreement conditions, and the Company anticipates delivering sufficient contracts to satisfy its November 15th obligations. The actual units under contract have changed as some have cancelled, usually due to financial contingencies, SBA requirements and/or issues with liquor license transfers and others have been added. In the event that the Creditors’ Trust are not satisfied on November 15, 2007, the Agreement sets forth remedies which include enforcement of its rights under the Agreement, related Note, and other Documents; these remedies include initiation of a foreclosure action to recover real and personal property collateral.

On July 11, 2007 the Company executed a settlement agreement and full release with Rewards Network on the remaining balance of their Note Payable and related matters. As a result of this Agreement, the approximately $0.951 million balance due on the Note was considered void and was then taken into income as a forgiveness of debt.

NOTE 7 — DISCONTINUED OPERATIONS

	Thirteen weeks Ended September 25, 2007	Thirteen weeks Ended September 26, 2006	Thirty-nine weeks Ended September 25, 2007	Thirty-nine weeks Ended September 26, 2006
Net Sales	$677	$1,633	$3,687	$4,915
Income from Discontinued Operations, net of income tax	816	87	838	305
Disposal of Goodwill and Tradename For Williamsburg	(2,079)	—	(2,079)	—
Impairment of Goodwill and Tradename for Thousand Oaks	(192)	—	(192)	—
Net (loss) income on Discontinued Operations, net of income tax	$(1,455)	$87	$(1,433)	$305

On July 1, 2007 the Company ceased operations at its Hungry Hunter Thousand Oaks, California location. In spite of the Company’s best efforts, Thousand Oaks continued to be unprofitable. Thousand Oaks had recently experienced very high turnover of key personnel that made it difficult to continue to operate up to the Company’s hospitality standards. With it entering into the slow summer season, the prospects for a turnaround were minimal. However, as a result of the high turnover, no severance was required. The lease for the Thousand Oaks location was due to expire at the beginning of 2008 and negotiations are in process with the landlord to allow early termination. The total lease liability through termination is approximately $105,000. If the company is able to successfully sell the FF&E, smallwares and liquor license to the landlord or a third party, it expects to breakeven on the transaction. Goodwill and Tradename was written-down by $0.192 million. Gross Revenues for the thirty-nine week period ended September 25, 2007 was $0.49 million and the net loss was $0.51 million.

On July 18, 2007 the Company finalized the sale of its leasehold interest in the Williamsburg, Virginia unit for $1.2 million. Gross revenues for the thirty-nine week period ended September 25, 2007 was $1.3 million and net income was $0.08 million. On the Balance Sheet as of September 25, 2007, excluding Goodwill and Tradename, net assets written-off for Williamsburg was $0.08 million and net capital lease was $0.07 million. Goodwill and Tradename was written-down by $2.08 million. A loss from the sale of long-term assets for approximately $1.0 million has been recognized. All net proceeds were paid to the Class 4 Creditors Trust pursuant to the terms of the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007.

In September 2007, the Company received several offers to sell its leasehold interest in the Folsom (Cliffhouse), California unit. All the proposals were in the range of $0.64 million. The Company is pursuing the purchase agreement, subject to financing contingencies, most probable to close within 12 months. Gross revenues for the thirty-nine week period ended September 25, 2007 were almost $2.0 million and net income was $0.0 million. On the Balance Sheet as of September 25, 2007, excluding Goodwill and Tradenames, the net book value for Cliffhouse was $0.06 million. Goodwill ($0.08 million) and Tradename (0.39 million) will be written down at the time of sale. A gain from the sale of long-term assets for approximately $0.05 million will be recognized. All net proceeds will be paid to the Class 4 Creditors Trust pursuant to the terms of the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007.

Effect of cash flows from discontinued operations are included with cash flows from continued operations in the condensed consolidated Statements of Cash Flows.

NOTE 8 — INCOME TAXES

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” and FIN 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No 109”. Under this method, deferred tax assets and liabilities are established for the temporary difference between financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the Company will be able to realize any portion of the deferred tax assets.

The reorganization of the Company (see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC) constituted an ownership change under Section 382 of the Internal Revenue Code. An ownership change generally occurs if certain persons or groups increase their aggregate ownership percentage in a corporation’s stock by more than 50 percentage points in the shorter of any three-year period or the period beginning the day after the day of the last ownership change. Section 382 may apply to limit the Company’s future ability to use any remaining net operating losses or tax credits generated before the ownership change and certain subsequently recognized “built-in” losses and deductions, if any, existing as of the date of the ownership change.

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

OVERVIEW

BACKGROUND

The Company has a wholly owned subsidiary Paragon Steakhouse Restaurants, Inc. (the “Subsidiary”), which currently operates 23 full-service steakhouse restaurants located in seven states. Our restaurants specialize in complete steak, chop, prime rib and seafood meals, as well as, other lunch and dinner dishes. Our average check is $25.80 per person (including alcoholic beverages) and we currently serve approximately 2.0 million meals annually. We operate principally under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. We believe that our restaurants are well positioned in a high quality, mid-priced, full service steakhouse restaurant segment. Our growth strategy is based on internal growth and growth through acquisition. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on conversion of acquired restaurant properties to our steakhouse brand names and the targeted acquisition of one or more large steakhouse chains.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS — SELECTED ITEMS AS A PERCENTAGE OF REVENUES, NET

The following table sets forth, as a percentage of revenue, net, certain items in our condensed consolidated statements of continuing operations for the indicated periods:

	Thirteen Weeks Ended September 25, 2007	Thirteen Weeks Ended September 26, 2006	Thirty-nine Weeks Ended September 25, 2007	Thirty-nine Weeks Ended September 26, 2006
Revenue, net	100.0%	100.0%	100.0%	100.0%
Cost of Sales
Food & Liquor costs	35.0%	33.3%	34.5%	33.1%
Personnel Costs	38.3%	35.7%	36.9%	34.9%
Direct Operating Cost	25.8%	23.3%	24.2%	21.9%
Depreciation	3.5%	3.0%	3.2%	2.8%
Gross Margin	(2.6%)	4.7%	1.2%	7.3%
General & Administrative	9.2%	10.8%	11%	9.9%
Capital Lease Interest Expense	2.4%	2.2%	2.2%	2.1%
Other (income) expense	(8.7%)	0.7%	(1.3%)	(0.3%)
Net Loss	(5.5%)	(9.0%)	(10.7%)	(4.4%)

Factors that have affected our results of continuing operations for the third thirteen weeks and the total thirty-nine weeks of fiscal 2007 as compared to the third thirteen weeks and total thirty-nine weeks of fiscal 2006 are discussed below.

THIRTEEN WEEKS ENDED SEPTEMBER 25, 2007 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 26, 2006

Net revenues from continued operations for the thirteen-week period ended September 25, 2007 decreased approximately $0.9 million or 8.8% from $10.0 million for the thirteen-week period ended September 26, 2006 to $9.1 million for the thirteen-week period in 2007. Most of this decline was the result of a decrease in same-store sales of 7.3% in the thirteen-week period ended September 25, 2007 versus the same thirteen-week period in 2006. We believe a large portion of this decline is directly attributable to higher gas and energy prices and consumers choosing less expensive dining experiences. Also contributing to the decline in net revenue was the increase in discounts for the thirteen-week period ended June 26, 2007 of 6.3% versus 2.6% for the same thirteen-week period in 2006. The increase is primarily attributable to the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.25 million).

Food and beverage costs from continued operations for the thirteen-week period ended September 25, 2007 decreased $0.138 million or 4.1% from $3.34 million for the thirteen-week period ended September 26, 2006 to $3.20 million for the same thirteen-week period in 2007. Food and beverage costs as a percentage of net revenues were 33.3% for the thirteen-week period ended September 26, 2006 compared to 35.0% for the same thirteen-week period in 2007. One of the primary causes of this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.25 million) because of the resulting decrease in sales. Also contributing to this increase were higher beef, seafood and produce costs versus the same thirteen-week period in 2006.

Payroll and payroll related costs from continued operations for the thirteen-week period ended September 25, 2007 decreased approximately $0.072 million or 2.0% from $3.57 million for the thirteen-week period ended September 26, 2006 to $3.50 million for the same thirteen-week period in 2007. Payroll and payroll related costs as a percentage of net revenues was 35.7% for the thirteen-week period ended September 26, 2006 compared to 38.3% for the same thirteen-week period in 2007. With Net Revenue decreasing 8.8% and the mandated (five states) minimum wage increases adding $113,000 in cost, we were not able to effectively reduce labor dollars proportionately to revenue dollars per unit and also maintain guest services and a positive dining experience. At these volume levels for many units, the payroll and related costs have become fixed costs. Also contributing to this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.25 million).

Direct operating costs from continued operations include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirteen-week period ended September 25, 2007 increased $27,000 or 1.2% from $2.33 million for the thirteen-week period ended September 26, 2006 to $2.36 million for the thirteen-week period in 2007. Direct operating costs, as a percentage of net revenues were 23.3% for the thirteen-week period ended September 26, 2006 compared to 25.8% for the same thirteen-week period in 2007. This increase was mainly a function of the decrease in our net revenue being greater than the proportionate reduction in controllable spending. Also contributing to this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.25 million).

Depreciation and amortization for the thirteen-week period ended September 25, 2007 increased $14,000 or 4.6% from $0.304 million for the thirteen-week period ended September 26, 2006 to $0.318 million for the same period in 2007. Depreciation remained relatively constant between the quarter just ended September 25, 2007 and same period in 2006.

General and administrative expenses for the thirteen-week period ended September 25, 2007 decreased $242,000 or 22.3% from $1.086 million for the thirteen-week period ended September 26, 2006 to $0.844 million for the same thirteen-week period in 2007. These costs as a percentage of net revenues were 10.8% for the thirteen-week period ended September 26, 2006 compared to 9.2% for the same period in 2007. This decrease in absolute dollars is chiefly the result of a reduction in the non-cash compensation expense as all of the higher valued options are now fully amortized ($0.086 million) and the effect of the June, 2007 reduction in force (expensed in June) of an operations vice-president and an accountant ($0.50 million).

Other income (expense) including Reorganization items for the thirteen-week period ended September 25, 2007 was $0.584 million of income versus an expense of $0.280 million for the thirteen-week period ended September 26, 2006. The principal reason for this change from expense to income was the July 11, 2007 settlement agreement and full release with Rewards Network/I-dine that the Company executed on the remaining balance of their Note Payable and related matters. As a result of this Agreement, the approximately $0.951 million balance due on the Note was considered void and was then taken into income as a forgiveness of debt. Also contributing to the change was the reduction in capital lease interest and interest associated with our reorganization debt payments, as we continue to pay down the principal on such debt. Slightly offsetting this increase was interest expense associated with the June 12, 2007 Forbearance Agreement with the Creditors Trust ($0.08 million).

Net loss for the thirteen-week period ended September 25, 2007 increased approximately $1.14 million from net loss of $0.81 million for the thirteen-week period ended September 26, 2006 to a net loss of $1.96 million for the same thirteen-week period in 2007. The continuing operations net loss for the thirteen-week period ended September 25, 2007 decreased approximately $0.398 million from net loss of $0.899 million for the thirteen-week period ended September 26, 2006 to a net loss of $0.501 million for the same thirteen-week period in 2007. The increase in net income for the thirteen-week period ended September 25, 2007 was mainly a function of the Rewards Network/I-dine legal settlement ($0.951 million) partially offset by our 40th Anniversary gift card $40 gets you $60 promotion ($0.25 million).

The discontinued operations net loss for the thirteen-week period ended September 25, 2007 increased approximately $2.043 million from net income of $0.087 million for the thirteen-week period ended September 26, 2006 to a net loss of $1.956 million for the same thirteen-week period in 2007. The increase in net loss for the thirteen-week period ended September 25, 2007 was mainly the loss on sale of the Williamsburg location ($1.00 million) and the losses of Thousand Oaks and operating loss of Cliffhouse and the expensing of the final ten months of rent for Thousand Oaks ($0.371 million).

THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2007 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2006

Net revenues from continued operations for the thirty-nine week period ended September 25, 2007 decreased approximately $2.5 million or 7.6% from $32.4 million for the thirty-nine week period ended September 26, 2006 to $29.9 million for the thirty-nine week period in 2007. Most of this decline was the result of a decrease in same-store sales of 6.2% in 2007 versus the same thirty-nine week period in 2006. We believe a large portion of this decline is directly attributable to higher gas and energy prices and consumers choosing less expensive dining experiences. Also contributing to the decline in net revenue was the increased discounts for the thirty-nine week period ended September 25, 2007 of 5.5% versus 3.7% for the same thirty-nine week period in 2006. The increase is primarily attributable to our 40th Anniversary gift card $40 gets you $60 promotion ($0.58 million).

Food and beverage costs from continued operations for the thirty-nine week period ended September 25, 2007 decreased $0.4 million or 3.7% from $10.7 million for the thirty-nine week period ended September 26, 2006 to $10.3 million for the same thirty-nine week period in 2007. Food and beverage costs as a percentage of net revenues were 33.1% for the thirty-nine week period ended September 26, 2006 compared to 34.5% for the same thirty-nine week period in 2007. One of the primary causes of this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.58 million) because of the resulting decrease in sales. Also contributing to this increase was higher beef, seafood and produce costs versus the same thirty-nine week period in 2006.

Payroll and payroll related costs from continued operations for the thirty-nine week period ended September 25, 2007 decreased $0.25 million or 2.2% from $11.3 million for the thirty-nine week period ended September 26, 2006 to $11.0 million for the thirty-nine week period in 2007. Payroll and payroll related costs, as a percentage of net revenues was 34.9% for the thirty-nine week period ended September 26, 2006 compared to 36.9% for the same thirty-nine week period in 2007. With Net Revenue decreasing 7.6% and the mandated (five states) minimum wage increases adding over $0.3 million in cost, we were not able to effectively reduce labor dollars proportionately to revenue dollars per unit and also maintain guest services and a positive dining experience. At these volume levels for most units, the payroll and related costs have become fixed costs. Also contributing to this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.58 million) and the resulting decrease in revenue.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expense, utilities, and other occupancy costs. A substantial portion of these expenses is fixed or indirectly variable. Direct operating costs for the thirty-nine week period ended September 25, 2007 were $7.24 million compared to that of the thirty-nine week period ended September 26, 2006 of $7.09 million. Direct operating costs, as a percentage of net revenues were 21.9% for the thirty-nine week period ended September 26, 2006 compared to 24.2% for the same thirty-nine week period in 2007. This increase was mainly a function of the decrease in our net revenue being greater than the proportionate reduction in controllable spending. Also contributing to this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.58 million).

Depreciation and amortization for the thirty-nine week period ended September 25, 2007 increased $44,000 or 4.9% from $0.90 million for the thirty-nine week period ended September 26, 2006 to $0.94 million for the same period in 2007. The increase in depreciation expense partially reflects the capital spending for the thirty-nine week period ended September 25, 2007 of $0.3 million.

General and administrative expenses for the thirty-nine week period ended September 25, 2007 increased $83,000 or 2.6% from $3.20 million for the thirty-nine week period ended September 26, 2006 to $3.28 million for the thirty-nine week period in 2007. One of the primary causes of this increase in absolute dollars and as a percentage relation to revenue is the effect of a number of non-recurring items, including the penalties associated with the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007 increased the Class 4 Note Payable ($0.265 million) and other penalties ($0.16 million). Partially offsetting these increases was the reduction in the non-cash compensation expense as all of the higher valued options are now fully amortized ($0.127 million).

Other income (expenses) for the thirty-nine week period ended September 25, 2007 decreased $0.299 million from $0.580 million expense for the thirty-nine week period ended September 26, 2006 to $0.281 million expense for the same period in 2007. The principal reason for this decrease was the July 11, 2007 settlement agreement and full release with Rewards Network/I-dine that the Company executed on the remaining balance of our Note Payable and related matters. As a result of this Agreement, the approximately $0.951 million balance due on the Note will be considered void and was then taken into income as a forgiveness of debt in July 2007. Also contributing to the change was the reduction in capital lease interest and interest associated with our reorganization debt payments, as we continue to pay down the principal on such debt. Partially offsetting this decrease was the interest expense associated with the June 12, 2007 Forbearance Agreement with the Creditors Trust ($0.47 million).

Net loss for the thirty-nine week period ended September 25, 2007 increased $3.5 million from a net loss of $1.13 million for the thirty-nine week period ended September 26, 2006 to a net loss of $4.6 million for the thirty-nine week period in 2007. The increase in net loss for the thirty-nine week period ended September 25, 2007 was principally the result of soft revenue for the period compounded with higher discounts, additional expenses associated with the Forbearance Agreement, impairment write-down and reduction-in-force. Partially offsetting the reduced gross profits was the settlement of an old Plan of Reorganization claim and a gain on the sale of a long-lived asset. The continuing operations net loss for the thirty-nine week period ended September 25, 2007 increased approximately $1.774 million from net loss of $1.434 million for the thirty-nine week period ended September 26, 2006 to a net loss of $3.208 million for the thirty-nine week period in 2007. The increase in net loss for the thirty-nine period ended September 25, 2007 was principally the result of soft revenue for the period compounded with the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.58 million), partially offset by the Rewards Network/I-dine settlement ($0.951 million).

The discontinued operations net loss for the thirteen-week period ended September 25, 2007 increased approximately $2.043 million from net income of $0.087 million for the thirteen-week period ended September 26, 2006 to a net loss of $1.956 million for the same thirteen-week period in 2007. The increase in net loss for the thirteen-week period ended September 25, 2007 was mainly the loss on sale of the Williamsburg location ($1.00 million) and the losses of Thousand Oaks and operating loss of Cliffhouse and the expensing of the final ten months of rent for Thousand Oaks ($0.371 million).

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of approximately $0.0 million at September 25, 2007. Our operating activities for the thirty-nine weeks ended September 25, 2007 provided approximately $2.0 million, while our capital expense for the same period was approximately $0.3 million and our payment of debt and capital leases was approximately $1.7 million.

We may not have sufficient cash reserves to maintain our operations and fund our obligations. Our financial statements have been presented on the basis that we are a going concern, which contemplates the continuity of business, realization of assets and the satisfaction of liabilities in the ordinary course of business. The continuation of the Company as a going concern is dependent upon the Company’s ability to obtain additional financing and upon future profitable operations. Our assessment is based on historical working capital needs, operating loss trends, and current business outlook. Beyond the end of the 2007 fiscal year, we expect that we will need to obtain equity and or additional debt financing to fund our operations and capital expenditures. Management is currently evaluating available alternatives in this regard. However, there can be no assurance that when additional financing is necessary it will be available, or if available, that such financing can be obtained on satisfactory terms or without undue dilution to, or an adverse impact on the rights of, our existing stockholders. Failure to generate sufficient revenues or raise additional capital would have a material adverse effect on our ability to continue as a going concern and to achieve our intended business objectives. These circumstances raised substantial doubt about our ability to continue as a going concern as of September 25, 2007.

We had a cash and cash equivalents balance of $0.0 million at December 31, 2006. Note: Our actual fiscal year end was December 26, 2006; as a result, approximately $0.8 million in credit card receipts were still being processed through the bank at fiscal year end. The $0.8 million is classified as Accounts Receivable versus cash and cash equivalents. During fiscal 2006, we maintained a current ratio of 0.15-to-1, which arose from a working capital deficit of $11.9 million, which includes short-term debt ($6.6 million) resulting from the Plan of Reorganization. Depending on which long-lived assets are ultimately disposed of by sale to satisfy the Forbearance Agreement (see below) it may or may not have a significant effect on overall cash flow.

On June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company is required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the total amount required to satisfy this obligation will be approximately $5.6 million). The Company is also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007. In order to facilitate these payments, the Company has sold its Williamsburg, Virginia restaurant for $1.2 million, its Cliffhouse restaurant is under contract to be sold for $0.6 million, and the Company has contracts to sell additional properties.

At each benchmark date, the Company has provided the Creditor’s Trust the contracts necessary to satisfy the Forbearance Agreement conditions. The actual units under contract have changed as some have cancelled, usually due to financial contingencies, SBA requirements and/or issues with liquor license transfers and others have been added. In the event that the Creditors’ Trust are not satisfied on November 15, 2007, the Agreement sets forth remedies which include enforcement of its rights under the Agreement, related Note, and other Documents; these remedies include initiation of a foreclosure action to recover real and personal property collateral. However, the Company anticipates delivering sufficient contracts to meet its November 15th obligation.

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

SEASONALITY

Our overall steakhouse operations have historically experienced seasonal fluctuations, with the fourth quarter and first quarter of each year being our strongest quarters, reflecting both the Christmas season and the colder weather at our midwest operations, and the third quarter being the slowest, as people tend to eat less steak in restaurants in the summer months. This seasonality, however, is less pronounced at our California locations, which do not experience the same seasonal changes in weather that occur at our midwest locations.

IMPACT OF INFLATION

The primary inflationary factors affecting our operations include food and labor costs. Our restaurant personnel are paid at or above the federal and state established minimum wage levels and accordingly, changes in such wage levels affect our labor costs. As costs of food and labor increase, we will seek to offset those increases through economies of scale and/or increases in menu prices, although there is no assurance that we will be able to continue to improve economies of scale or that increased menu prices will be accepted by our customers. To date, inflation has not had a material impact on our results of operations.

CRITICAL ACCOUNTING POLICIES

The following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results, and that require significant judgment.

STOCK-BASED COMPENSATION EXPENSE

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective method and therefore have not restated results for prior periods. Under this transition method, the Company recognize compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimate in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R on January 1, 2006, the Company recognized stock-based compensation in accordance with APB 25, and provided pro forma disclosure amounts in accordance with SFAS 148, as if the fair value method defined by SFAS 123 had been applied to our stock-based compensation. Under the fair value recognition provisions of SFAS 123R, the Company recognize stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite period of the award.

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

IMPAIRMENT OF LONG LIVED ASSETS

We assess the potential impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable but not less than annually. Recoverability of assets is measured by comparing the carrying value of the asset to the future cash flows expected to be generated by the asset. In evaluating long-lived restaurant assets for impairment, we consider a number of factors such as:

a)	Restaurant sales trends;

b)	Local competition;

c)	Changing demographic profiles;

d)	Local economic conditions;

e)	New laws and government regulations that adversely affect sales and profits; and

f)	The ability to recruit and train skilled restaurant employees.

If a restaurant is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The fair value was established under “fresh-start” accounting when the Company’s Plan of Reorganization became effective on December 31, 2003. Specifically, the company consulted with two independent consultants; one in reaching a determination regarding the valuation for fixed assets and the second in reaching a determination regarding the valuation for tradenames. The excess between these valuations and the fair value derived from “fresh-start” accounting was booked as goodwill. The goodwill was then allocated to the Company’s reporting units based on the unit’s leasehold valuation to the total at that time. The Company considers each one of our restaurants as an operating unit. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge.

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

Interest Rate Sensitivity. As of September 25, 2007, we had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair market value of these assets.

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

Risk factors that may affect future results and financial condition

We have recently defaulted on a material portion of our debt obligations. As a result, our lenders may foreclose on our assets and we may be unable to continue as a going concern.

On June 12, 2007, we entered into a Forbearance Agreement with our Class 4 Creditor Trust in response to our default under our obligations to these creditors. Under the Forbearance Agreement, we are required to contract for the sale of assets or secure financing in the following amounts: (i) $2 million by June 30, 2007, (ii) an additional $1 million by August 31, 2007, (iii) an additional $1 million by September 30, 2007 and (iv) an additional $1 million by October 31, 2007, with the balance due by November 15, 2007. We are required to repay all outstanding obligations to the Class 4 Creditor Trust no later than November 15, 2007. The approximate aggregate amount of payments under the agreement, including interest, penalties and fees, is $5.6 million.

In order to facilitate these payments, we have sold our Williamsburg, Virginia restaurant for $1.2 million, our Cliffhouse restaurant is under contract to be sold for $0.6 million and we have contracts to sell additional properties. However, these contracts are subject to a number of contingencies and there can be no assurance that these sales will be consummated.

There is no guarantee that we will be successful in selling sufficient assets to satisfy our obligations to the Class 4 Creditor Trust, that we will be able to receive proceeds from any assets we may sell sufficient to repay our obligations, or that we can otherwise secure refinancing for those obligations in a timely manner, or at all. If we fail to meet the required payment schedule and other terms of the Forbearance Agreement, the Class 4 Creditor Trust may foreclose on our assets, which would likely result in our inability to continue as a going concern. In such event, you likely would lose the entire amount of your investment in us.

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

If we are unable to obtain additional funds in the immediate future, we may have to curtail or suspend all of our operations, which could adversely affect our financial condition, results of operations and prospects.

We need additional financing to fund our operations. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our operations, it will seriously affect our ability to meet the objectives of our Plan, and we may not be able to continue as a going concern.

We do not have sufficient cash reserves to maintain and fund our operations and fund our obligations.

We do not have sufficient cash reserves to maintain our operations and fund our obligations, including, without limitation, our obligations under the Forbearance Agreement. We need to seek additional financing. If adequate funds are not available on acceptable terms, we may be unable to fund our plan of reorganization and may be required to sell core assets or dissolve the business and we may not be able to continue as a going concern. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

We have incurred losses from inception and may never generate substantial profits.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in the following approximate amounts: $3.5 million for the thirty-nine weeks ended September 25, 2007, $1.7 million for the fiscal year ended December 31, 2006; $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; $4.9 million for the fiscal year ended December 31, 2003; and $6.6 million for the fiscal year ended December 31, 2002. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our results of operations or business. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs, including health insurance, and similar matters over which we have no control may increase our operating costs. Further, the United States Congress is considering changes to Federal immigration laws. Changes to these laws may adversely affect our operations by increasing our compliance and oversight obligations and making it more expensive and difficult for us to hire qualified employees.

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

On July 10, 2007, we held our annual stockholders’ meeting, at which our stockholders (i) elected three (3) directors to hold office until the next annual election of directors, (ii) ratified the appointment of Mayer Hoffman McCann P.C. as our independent registered public accounting firm for the year ending December 31, 2007 and (iii) approve the form of Indemnification Agreement between the Company and its directors and officers. The vote on such matters was as follows:

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

STEAKHOUSE PARTNERS, INC.

November 14, 2007	/s/ JOSEPH L. WULKOWICZ
JOSEPH L. WULKOWICZ
Vice President and Chief Financial Officer (principal financial and accounting officer)