Form 10-K
period 2007-12-31
STEAKHOUSE PARTNERS INC
filed 2008-04-08
CIK 1017156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2007

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ____to____.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerate filer”, “accelerated filer”, and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                        Accelerated filer ☐

Non-accelerated filer  ☐                        Small Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and ask price of said common stock, as of June 26, 2007 was approximately $2,672,700.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court:  ☒    Yes  ☐ No

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock: 6,635,680 shares of common stock were outstanding as of April 8, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

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

Overview

We own and operate 23 full-service steakhouse restaurants located in seven states. Our restaurants principally operate under the brand names of Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers. Our restaurants specialize in complete steak and prime rib meals, and also offer fresh fish and other lunch and dinner dishes. Our average check is $26.00 per guest (including alcoholic beverages) and our 23 restaurants serve approximately 1.8 million meals annually. Our management believes that our emphasis on quality service and our concentration on fresh cut, high quality USDA grade steaks and prime ribs distinguishes our restaurants from our competitors, presenting an opportunity for growth.

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

Effective December 31, 2003, we confirmed a Plan of Reorganization (“the Plan”), which provided for us to assume the core 25 profitable restaurants. For all the other units, either our leasehold interests were sold or the leases were rejected as of the Effective Date. Any claims associated with the rejected leases were provided for in the Plan.

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

As per the Plan we paid to the Unsecured Creditors $1,030,000 within 30 days of the Effective Date of the Plan, and were scheduled to make periodic payments under a $5,030,000 note payable. The note was non-interest-bearing and the last payment was due on or before December 2006. In addition, the general unsecured creditors were to receive 500,000 shares of common stock. However, on June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company was required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the total amount required to satisfy this obligation is currently approximately $4.8 million). The Company was, as a part of this repayment required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007, with the balance due by November 15, 2007. In order to facilitate these payments, the Company was prepared to sell virtually any of its units for a fair market value. The Company believes it is impractical to classify all twenty-three (23) units as long-lived assets available for disposal by sale. Instead the Company classifies only those units that have satisfied all contractual contingencies as actually held for sale. To date, the Company has sold its Williamsburg, Virginia restaurant for $1.2 million; its Cliffhouse and Troy restaurants are under contract to be sold for $0.6 million and $0.18 million, respectively.

At each benchmark date, the Company has provided the Creditor’s Trust contracts to satisfy the Forbearance Agreement conditions. The actual units under contract have changed as some have been cancelled, usually due to financial contingencies, SBA requirements and/or issues with liquor license transfers and others have been added. The Company delivered sufficient contracts to satisfy its November 15th obligation. However, not all transactions under contract were consummated and we have remaining obligations to the Class 5 Creditors Trust.

Also, per the Plan we made scheduled periodic payments under a $1,289,533 note payable to Rewards Network, our Secured Creditor. The note was interest bearing at 9.0% and the last payment was due on or before January 31, 2008. On July 11, 2007, the Company executed a settlement agreement and full release with Rewards Network on the remaining balance of their Note Payable and related matters. As a result of this Agreement, the approximately $0.9 million balance due on the Note was considered void. Rewards Network received cash equal to $171,216, after applying a $75,000 credit against current Guest Connect program obligations. From this cash, Rewards Network paid $50,000 of the Company’s related legal fees, and eliminated any and all ($0.1 million) Food and Beverage amounts due. In return, the Company would bring current (to June 30, 2007) all Guest Connect related fees (minus the credit), and remain in the Guest Connect program until the end of January 2008 and release any claims it may have as a result of the summary judgment in the class action lawsuit entitled Bistro Executive, Inc. vs. Rewards Network, Inc.

On November 27, 2007, the Company signed a Management and Services Agreement with the owners of all of the equity interests of certain entities that own and operate a chain of six Dakota Steakhouses and Sirloin Saloons located in four New England states, pursuant to which Steakhouse Partners will act as interim manager for the restaurant chain. The Management and Services Agreement will remain in place pending Steakhouse Partners’ ninety-day due diligence investigation of the restaurant chain, including the operations and results of each of the six units, for the purposes of determining whether it is interested in acquiring the restaurant chain. Steakhouse Partners has been in negotiations with the owners of the restaurant chain regarding a potential acquisition for over two years and the Company continues to negotiate terms and conditions of a proposed acquisition, subject to Steakhouse Partner’s satisfactory completion due diligence as well as other contingencies.

On December 28, 2007 the United States Bankruptcy Court for the Central District of California entered an order terminating the Chapter 11 Reorganization Proceedings of Steakhouse Partners and subsidiaries, reserving jurisdiction over the implementation of the Forbearance Agreement. With this order Steakhouse Partners and subsidiaries, no longer have to provide periodic reports (either in writing or in person) or pay trustee fees to the United States Bankruptcy Court for the Central District of California. The only exception is that the Creditors Trust may ask the Court for assistance ,if they believe the implementation of the Forbearance Agreement isn’t proceeding as plan.

Company Background

We were incorporated in the State of Delaware on June 3, 1996 under the name “Texas Loosey’s Steakhouse & Saloon, Inc.” On December 19, 1996, our Board of Directors adopted a resolution to change our name to “Galveston’s Steakhouse Corp.” Until December 21, 1998, Galveston’s Steakhouse Corp. owned two steakhouse restaurants and operated two others in Southern California, which together formerly comprised all of the restaurants known as “Texas Loosey’s Chili Parlor & Saloon” (“Texas Loosey’s”).

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

(“PBF”), a company which was engaged in purchasing and selling food and other restaurant supplies to Paragon and nonaffiliated companies. On October 11, 2002, PBF filed for voluntary protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the filing date thereof.

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

Restaurant Concepts

All of our restaurants are positioned as destination restaurants that attract loyal clientele. Destination restaurants are restaurants situated as the primary destination of our clientele, rather than a destination or activity ancillary to another activity, such as shopping or sight seeing. We hand-cut our steaks in-house from whole loins of beef for superior freshness and taste. Prime rib is our “signature product” and is the basis for our distinctive merchandising commitment to “The Best Prime Rib in Town.” Our prime rib, which is served in a herb crust, is slow roasted for eighteen hours to enhance its flavor and tenderness. Portions are deliberately generous. Prime Rib and steaks account for approximately 67.5% of our food revenue. Full liquor, wine and bar service are available. Alcoholic beverage sales account for approximately 19.8% of our total net sales.

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

We currently operate in three steakhouse markets:

Hungry Hunter, Hunter Steakhouse and Mountain Jack’s

We have 16 steakhouses operating under our registered trade names, Hungry Hunter, Hunter Steakhouse and Mountain Jack’s, for which the average dinner check is approximately $27.50 per guest. Many of these steakhouses have been in business for over 25 years, and, as such, have loyal clientele and the “look and feel” of a classic special occasion restaurant. For this reason, we have been able to position our Hungry Hunter, Hunter Steakhouse and Mountain Jack’s steakhouses as a step-above the lower ticket restaurant chains such as Outback Steakhouse and Lone Star Steakhouse & Saloon.

Our menu also features fresh fish, seafood, pasta and chicken in addition to prime rib and steaks. A complete meal includes salad and a choice of two side dishes including soup, choice of potato, and steamed vegetables. The menu also includes appetizers and desserts. The restaurant menus have recently been revised and expanded to respond to changing guest palates and diets, and to increase variety and emotional value. The change included the addition of new appetizers, seafood, specialty steaks, prime rib combinations and revisions to all plate presentations.

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

Carvers

We have four steakhouses operating in the upscale steakhouse-dining segment under the Carvers brand name with an average dinner check per guest of slightly more than $37.00. Carvers is a sophisticated, upper tier yet mid-priced restaurant specializing in complete steak, chop, prime rib and seafood meals. Most Carvers are divided into distinctive dining areas to provide greater intimacy. Prices at the Carvers restaurants are slightly higher than those of our other restaurants, but are substantially lower than high-end steakhouses such as Morton’s and Ruth’s Chris.

Our Carvers restaurants are also typically housed in freestanding buildings with dinner seating capacities ranging from 180 to 240 seats and an average seating capacity of approximately 220 seats. Our Carvers restaurants also have one or more banquet rooms to accommodate private parties and corporate events. We are currently developing the next generation lunch and dinner menus for Carvers.

Concept Restaurants

Paragon operates three concept (unique) properties, with average checks ranging from approximately $27.00 to $33.00 per guest:

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

The Cliffhouse, in Folsom, California, overlooks the American River, and attracts both “locals” as well as tourists with its beef and seafood specialties and panoramic patio seating. The restaurant is approximately 10,000 square feet in size, and attracts a younger dining clientele with expansive bar offerings and regular karaoke and dancing opportunities. On November 12, 2007 we accepted an offer to sell this unit for $0.6 million subject to a number of contingencies including successful transfer of the liquor license.

We operate our final unique restaurant under the name Carvers Creek in Raleigh, North Carolina. When we entered the southeast region of the country, the names Carvers Creek and Carvers were tested for market appeal. This former Mountain Jack’s was renamed Carvers Creek, but retained substantially all of the core concept attributes except certain full meal add-ons (such as salad and soup).

Strategy

Our goal is to enhance our position in the steakhouse restaurant industry by building through internal growth (Carvers and local store marketing) and through the potential acquisition of steakhouse (step-up casual) restaurants. Key components of this strategy include leveraging established brands, achieving operating efficiencies, cost savings through volume discounts on purchases, and efficiently penetrating new markets, as well as, disposing of underperforming units.

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

We also utilize management information systems to allow timely information analysis and response. Our computerized point-of-sale (POS) data management system and related telecommunication equipment permits daily polling of restaurant operations and rapid collection of sales data and cash management information. Transaction level data is electronically transferred from each restaurant location via POS systems on a daily basis. By consolidating individual restaurant’s sales, purchasing, payroll, operating expenses, guest related statistics and other data, we can regularly monitor restaurant operations. Our management uses real-time information and control systems to reduce labor costs, to maintain constant surveillance of inventory usage and to analyze various aspects of restaurant operations including ideal food costs, sales mix, labor, minutes per meal, promotional programs, restaurant costs and general marketing data. However, because of the age, reliability and serviceability issues of our existing POS system, we have begun to upgrade this critical feature. The POS conversion (Aloha software) is underway which includes tools to view “real time” data. It also includes a full set of inventory controls and food cost measures that will insure we are buying, storing and producing in the most cost efficient ways. The new POS system has cut training costs and reduced downtime while proving to be a very stable platform. We currently have seven units converted and plan to convert the four Carvers in 2008 depending on availability of funds.

Our management team for a typical steakhouse restaurant generally consists of one general manager, one or two leaders and a kitchen manager. Each restaurant also employs a staff consisting of approximately 40 to 70 hourly employees, many of whom work part-time. Typically, each general manager reports directly to either a district leader or our vice president of operations, who each supervise five to ten restaurants. Our restaurant managers complete an extensive training program during which they are instructed in areas including food quality and preparation, customer satisfaction, alcoholic beverage service, governmental regulations compliance, liquor liability management and employee relations. Our restaurant managers are also provided with an operations manual relating to food and beverage preparation, all areas of restaurant management and compliance with governmental regulations. Working in concert with the individual restaurant managers, our senior management defines operations and performance objectives for each restaurant and monitors implementation. Our senior management regularly visits our restaurants and meets with the respective management teams to ensure compliance with our strategies and standards of quality in all respects of our restaurant operations and personnel development.

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

Purchasing

During 2007 and 2006, we had a major meat vendor that accounted for approximately $4.6 million (13%) and $5.0 million (11%) of our total purchases in each year respectively. We did not have any supplier concentrations in 2005. We purchase our food and beverage products from a number of food distributors, including Southwest Traders on the West Coast and U.S. Foodservice in the Midwest. Food and supplies are shipped directly to the restaurants, although invoices for purchases are sent to the corporate support center for payment. Our emphasis on high-quality food requires frequent deliveries of fresh food supplies. Tops, strips and porterhouse steaks are “angus” beef.

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

Research

We engage an outside company to do two secret shops per month for each of our locations answering sixty-six questions regarding food, service, quality, value and suggestions for improvement. We also regularly provide “bounce-back” cards to its guests to solicit dining experience information in return for discounts or free desserts. The amount of these programs is estimated to cost less than $0.1 million per year.

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

Employees

At January 8, 2008, we employed approximately 1,132 individuals, of which 131 occupy executive, managerial or clerical positions, and 1,001 hold non-managerial restaurant-related positions. None of our employees is covered by a collective bargaining agreement.

We consider our relations with our employees to be good and have not experienced any interruption of operations due to labor disputes.

Information as to Classes of Similar Products or Services

We operate in only one industry segment. All significant revenues and pre-tax earnings are related to retail sales of food and beverages to the general public through Company-operated restaurants. At December 31, 2007, we had no operations outside the continental United States.

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

On June 12, 2007, we entered into a Forbearance Agreement with our Class 4 Creditor Trust in response to our default under our obligations to these creditors. Under the Forbearance Agreement, we were required to contract for the sale of assets or secure financing in the following amounts: (i) $2 million by June 30, 2007, (ii) an additional $1 million by August 31, 2007, (iii) an additional $1 million by September 30, 2007 and (iv) an additional $1 million by October 31, 2007, with the balance due by November 15, 2007. The approximate aggregate amount of payments under the agreement, including interest, penalties and fees, is currently approximately $4.8 million.

In order to facilitate these payments, we have sold our Williamsburg, Virginia restaurant for $1.2 million, our Cliffhouse and Troy restaurants are under contract to be sold for $0.6 million and $0.18 million, respectively. Also, we are seeking to sell additional properties. We cannot assure you that these sales will be completed.

At each benchmark date, we provided the Creditors Trust contracts to satisfy our obligations under the Forbearance Agreement. However, not all transactions under contract were consummated and we have remaining obligations to the Class 4 Creditor Trust.

There is no guarantee that we will satisfy our obligations to the Class 4 Creditor Trust. If we fail to meet our obligations under the Forbearance Agreement, the Class 4 Creditor Trust may foreclose on our assets, which would likely result in our inability to continue as a going concern. In such event, you likely would lose the entire amount of your investment in us.

Our independent registered public accounting firm issued a going concern opinion on our financial statements, questioning our ability to continue as a going concern.

Our independent registered public accounting firm’s opinion on our 2007 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. Since our inception, we have operated with limited operating capital, and we continue to face immediate and substantial cash needs. We have limited cash resources and will need to raise additional capital through public or private financings or other arrangements in order to meet current commitments and continue development of our business. We cannot assure you that additional capital will be available to us when needed, if at all, or, if available, will be obtained on terms attractive to us. Failure to raise additional capital when needed could cause us to cease our operations.

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

We need additional financing to fund our operations. If we are unable to obtain additional funds in a timely manner or on acceptable terms to fund our operations, it will seriously affect our ability to meet the objectives of our Plan, and we may not be able to continue as a going concern. Our ability to obtain financing will depend, in part, on factors beyond our control, such as the status of various debt and equity markets. In particular, currently tight lending conditions in the U.S. credit markets may make it more time consuming and expensive for us to obtain financing, if we can obtain financing at all.

We do not have sufficient cash reserves to maintain and fund our operations and fund our obligations.

We do not have sufficient cash reserves to maintain our operations and fund our obligations, including, without limitation, our obligations under the Forbearance Agreement. We may need to seek additional financing. If adequate funds are not available on acceptable terms, we may be unable to fund our plan of reorganization and may be required to sell core assets or dissolve the business and we may not be able to continue as a going concern. If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and the newly issued securities may have rights superior to those of our common stock. If we issue or incur debt to raise funds, we may be subject to limitations on our operations.

We have incurred losses from inception and may never generate substantial profits.

We were organized in May 1996 and have incurred significant losses since inception. We may never generate profits. We incurred net losses in the following approximate amounts: $5.7 million for the fiscal year ended December 31, 2007, $1.8 million for the fiscal year ended December 31, 2006; $0.5 million for the fiscal year ended December 31, 2005; $0.6 million for the fiscal year ended December 31, 2004; and $4.9 million for the fiscal year ended December 31, 2003. If we do not achieve and maintain profitability, we will be unable to continue our operations and you may lose the value of your entire investment in our common stock.

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

In the future, we may seek additional equity or debt financing to provide funds so that we can develop or acquire additional restaurants. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, we may be unable to expand our restaurant operations. While debt financing will enable us to add more restaurants than we would otherwise be able to add, debt financing increases expenses and is limited as to availability due to our financial results and bankruptcy history, and we must repay the debt regardless of our operating results. Future equity financings could result in dilution to our stockholders.

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

Even if we are able to successfully compete with other restaurant companies with similar concepts, we may be forced to make changes in one or more of our concepts in order to respond to changes in consumer tastes or dining patterns. Consumer preferences could be affected by health concerns about the consumption of beef, the primary item on our Hungry Hunter, Hunter Steakhouse, Mountain Jack’s and Carvers restaurants’ menus, or by specific events such as the recently confirmed cases of “mad cow disease” by the Canadian government in August 2006, the recent recall by a California meat company of 143 million pounds of beef or “foot/mouth disease” outbreak which occurred in the United Kingdom in 2001. In addition, these events could reduce the available supply of beef or significantly raise the price of beef. If we were to modify the emphasis on beef on our restaurants’ menus, we may lose additional customers who do not prefer the new concept and menu, and we may not be able to attract a sufficient new customer base to generate the necessary revenues needed to make our restaurants profitable. In addition, we may have different or additional competitors for our intended customers as a result of such a concept change and may not be able to successfully compete against such competitors. Our success also depends on numerous factors affecting discretionary consumer spending, including economic conditions, the cost of gasoline, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could reduce revenues and operating income.

We face risks associated with changes in general economic conditions that affect consumer spending.

The uncertainty surrounding the U.S. economy may cause our customers to reduce their level of discretionary spending. We believe that a decrease in discretionary spending would impact the frequency with which our customers choose to dine out or the amount they spend on meals while dining out, thereby decreasing our revenues. Adverse economic conditions and any related decrease in discretionary spending by our customers would have an adverse effect on our revenues and operating results.

Our profitability is dependent in large measure on food and supply costs which are not within our control.

Our profitability is dependent in large measure on our ability to anticipate and react to changes in food and supply costs. Various factors beyond our control, including climatic changes and government regulations and recalls, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. We cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. The failure to react to these increases could materially and adversely affect our business and result of operations.

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

We have a major meat vendor that accounted for approximately $4.6 million (13%) and $5.0 million (11%) of our total purchases in 2007 and 2006 respectively. We purchase our food and beverage products from a number of food distributors, including Southwest Traders on the West Coast and U.S. Foodservice in the Midwest. If any of our vendors is unable to continue dependably providing us with high quality supplies, at volume discounted prices, our business could be harmed.

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

Health concerns, including adverse publicity concerning food-related illness such as the recent recall by a California meat company of 143 million pounds of beef, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered at our restaurants or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation, which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations or related litigation may interfere with our management’s ability to focus on operating our restaurants, result in reduced business at our restaurants, harm our reputation, and generally have a negative impact on our business and operations, regardless of whether such allegations are true or whether we are ultimately held liable.

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

In the event we are unable to remedy any deficiency we identify in our system of internal controls over financial reporting, or if our internal controls are not effective, our business and our stock price could suffer.

Under Section 404 of the Sarbanes-Oxley Act, or Section 404, management is required to assess the adequacy of our internal controls, remediate any deficiency that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. As part of this continuous process, we may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404. If any deficiency we may find from time to time is not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 and the SEC rules there under, we would be unable to conclude that our internal controls over financial reporting are effective, which could adversely affect investor confidence in our internal controls over financial reporting.

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

Approximately 38% of our outstanding common stock is held by five stockholders, which will limit your ability to influence corporate matters.

A substantial portion of our capital stock is held by a limited number of stockholders. Five stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 38% of our outstanding shares of common stock. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

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

The following table sets forth the location of our existing Hungry Hunter, Hunter Steakhouse, and Mountain Jack’s restaurants as of March 15, 2008:

California		Indiana
Bakersfield	Temecula	Lafayette
Fairfield	Ventura
Lafayette		Michigan
Modesto		Auburn Hills
Oceanside		Troy
S. San Francisco		Traverse City
Sacramento
San Diego
Santa Rosa

The following table sets forth the location of our existing Carvers restaurants as well as our concept (unique) restaurants:

Carvers Locations	Concept (Unique) Restaurant Locations
Glendale, Arizona Centerville, Ohio Roseville, California Sandy, Utah	Folsom, California South Bend, Indiana Raleigh, North Carolina

Our executive offices are located at 10200 Willow Creek Road, San Diego, California 92131. Our executive offices have a two-year lease expiring in May 2009 at very competitive rates with an option to renew for another year. Our telephone number is (858) 689-2333. We believe that there is space available to satisfy our current and anticipated needs.

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

The following table sets forth the range of high and low closing prices for our common stock for each quarterly period indicated, as reported by brokers and dealers making a market in the stock. Such quotations reflect inter- dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Year ended December 31, 2006	High	Low
First Quarter	$1.00	$0.38
Second Quarter	0.70	0.50
Third Quarter	0.55	0.30
Fourth Quarter	0.60	0.26

Year ended December 31, 2007	High	Low
First Quarter	$0.39	$0.30
Second Quarter	0.55	0.31
Third Quarter	0.30	0.04
Fourth Quarter	0.12	0.05

Holders

As of April 1, 2008 there were approximately 93 record holders of our common stock.

Dividends

We have not paid any cash or other dividends on our common stock since our inception and do not anticipate paying any such dividends in the foreseeable future. We intend to retain any earnings for use in our operations and to finance our plan of reorganization.

Equity Compensation Plan Information

Information about our equity compensation plans at December 31, 2007 that were either approved or not approved by our stockholders was as follows:

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($/Sh)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	1,700,000	$0.91	300,000
Equity compensation plans not approved by security holders	0	0	0

Total	1,700,000	$0.91	300,000

(1)	The 2004 Stock Option Incentive Plan (the “Option Plan”) was approved by our Board of Directors in April 2004 and by our shareholders in January 2005. The Option Plan was intended to provide incentive to our key employees, officers, directors and consultants who provide significant services to us. There are 2.0 million shares authorized for issuance under the Option Plan. The number of shares available under the Option Plan may automatically increase on January 1 of each year (starting in 2005), at the discretion of the Board, by a number equal to the lesser of (i) 25% of the fully diluted total number of shares of common stock then outstanding, or (ii) 2.0 million shares. Options generally vest over a three-year period and the Board determines the option exercise price at the time of grant. The Board determined not to increase the number of shares authorized for issuance under the Option Plan on January 1, 2008.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Risk Factors” in Item 1A of Part I of this Annual Report. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to: risks related to our operating expenses; our inability to meet our obligations to our creditors, including with out limitation, our obligations under the Forbearance Agreement; sales and operations; anticipated cash needs; our operating strategy and growth strategy; needs for additional financing; ability to attract customers; anticipated trends and challenges in our business; the adequacy of our facilities; the impact of economic conditions on our customers and our business; the benefits, risks and synergies that could be achieved from our acquisitions; the impact of competitive products and pricing; our ability to negotiate with third parties; our failure to obtain additional funds in a timely manner or on acceptable terms; losses incurred from inception; failure to obtain additional capital needed for expansion; insufficient cash reserves to maintain and fund our operations; loss of key personnel; our ability to attract key employees; changing consumer preferences and discretionary spending patterns; changes in general economic and political conditions effecting consumer spending; increase in food and supply costs; failure to execute our expansion plans; our dependence on key food product distributors; commodity and availability risk;

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

Effective December 31, 2003, we confirmed a Plan of Reorganization (“the Plan”), which provided for us to assume the core 25 profitable restaurants. For all the other units, either our leasehold interests were sold or the leases were rejected as of the Effective Date. Any claims associated with the rejected leases were provided for in the Plan.

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

As of December 31, 2007, we operated 23 full-service restaurants located in seven states. We operate under the brand names of Carvers, Hungry Hunter Steakhouse, Hunter Steakhouse and Mountain Jack’s. We believe that our restaurants are positioned in a high quality, moderately priced segment of the restaurant industry. Our Carvers restaurants represent an upscale restaurant market specializing in complete steak, chop, prime rib and seafood meals. Our growth strategy is based on internal growth and growth through acquisition or through management arrangements with restaurants owned by third parties, such as our arrangement with

Dakota Steakhouse and Sirloin Saloons. Internal growth focuses on improvement in same store sales and construction of new restaurant properties. Acquisition growth focuses on either a conversion of acquired restaurant properties to our steakhouse brand names or the targeted acquisition of one or more large steakhouse chains.

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

Results of Operations

Results of Operations - Selected Items as a Percentage of Net Sales

The following table sets forth, as a percentage of revenue, certain items in our condensed consolidated statements of operations for the indicated periods. For comparative purposes, the percentage of revenue for the fifty-two weeks of fiscal 2006 reflects the effect of the long-lived asset held for sale or disposal. (Note: See Financial Footnote F-4):

	FIFTY-TWO WEEKS ENDED December 31, 2007	FIFTY-TWO WEEKS ENDED December 31, 2006
Net revenues	100.0%	100.0%
Cost of Sales
Food and Liquor costs	34.6%	33.2%
Payroll and Related Costs	36.5%	34.4%
Direct Operating Cost	23.9%	21.8%
Depreciation	3.1%	2.7%
Gross Profit	2.0%	7.9%
Costs and Expenses
General and administrative Expense	11.1%	10.1%
Capital Lease Interest	2.0%	1.9%
Other expense	17.3%	0.5%
Net Loss from continuing operations	(28.5%)	(4.6%)

Factors that have affected the results of operations for fifty-two weeks of fiscal 2007 for us as compared to the fifty-two weeks of fiscal 2006 for us are discussed below.

52 Weeks Ended December 31, 2007 Compared to the 52 Weeks Ended December 31, 2006 (Pro Forma)

Net revenues for the fifty-two week period ended December 31, 2007 decreased approximately $3.6 million or 8.4% from $42.7 million for the fifty-two week period ended December 31, 2006 to $39.1 for the same period in 2007. The decrease was the result of total entree counts decreasing 6.8% and the price per entree remaining relatively flat. Also contributing to the decline in net revenue was the increase in discounts, primarily attributable to the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.7 million).

Food and beverage costs for the fifty-two week period ended December 31, 2007 decreased approximately $0.7 million or 4.7% from $14.2 million for the fifty-two week period ended December 31, 2006 to $13.5 million for the same period in 2007. The major reason for this decrease in absolute dollars was the proportional decline in net revenue and relatively stable food cost as compared with 2006.

Food and beverage costs as a percentage of net revenues for the twenty-three restaurants were 33.2% for the fifty-two week period ended December 31, 2006 compared to 34.6% for the same period in 2007. One of the primary causes of this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.7 million) because of the resulting decrease in net sales.

Payroll and payroll related costs for the fifty-two week period ended December 31, 2007 decreased approximately $0.4 million or 2.7% from $14.7 million for the fifty-two week period ended December 31, 2006 to $14.3 million for the same period in 2007. The total payroll and payroll related costs as a percentage of net revenues were 34.4% for the fifty-two week period ended December 31, 2006 compared to 36.5% for the same period in 2007. With Net Revenue decreasing 8.4% and the mandated (five states) minimum wage increases adding $400,000 in cost, we were not able to effectively reduce labor dollars proportionately to revenue dollars per unit and also maintain guest services and a positive dining experience. At these volume levels for many units, the payroll and related costs have become fixed costs. Also contributing to this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.7 million) because of the resulting decrease in net sales.

Direct operating costs include all other unit-level operating costs, the major components of which are operating supplies, repairs and maintenance, advertising expenses, utilities, rent, insurance and other occupancy costs. A substantial portion of these expenses are fixed or indirectly variable. Direct operating costs for the fifty-two week period ended December 31, 2007 increased by almost $0.04 million from $9.31 million for the fifty-two week period ended December 31, 2006 to $9.35 million for the same period in 2007. The costs as a percentage of net revenues were 21.8% for the fifty-two week period ended December 31, 2006 compared to 23.9% for the same period in 2007. This increase was mainly a function of the decrease in our net revenue being greater than the proportionate reduction in controllable spending. Also contributing to this increase in percentage relation to revenue was the Company’s 40th Anniversary gift card $40 gets you $60 promotion ($0.7 million) because of the resulting decrease in net sales.

Depreciation and amortization for the fifty-two week period ended December 31, 2007 increased slightly from $1.15 million for the fifty-two week period ended December 31, 2006 to $1.2 million for the same period in 2007. The major reason for this change is a result of the capital spending on property, equipment and the POS system of approximately $0.34 million in 2007.

General and administrative expenses for the fifty-two week period ended December 31, 2007 increased $0.029 million or 0.7% from $4.30 million for the fifty-two week period ended December 31, 2006 to $4.33 million for the same period in 2007. General and administrative expenses as a percentage of net revenues was 10.1% for the fifty-two week period ended December 31, 2006 compared to 11.1% for the same period in 2007. The primary reasons for the increase as a percentage relationship to revenue is the effect of a number of non-recurring items, including the penalties associated with the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007 increased the Class 4 Note Payable ($0.265 million) and other penalties ($0.16 million). Partially offsetting these increases was the reduction in the non-cash compensation expense as all of the higher valued options are now fully amortized ($0.21 million).

Total impairment write-down of the Company’s Identifiable Intangible Assets as a result of the annual test (in accordance with FAS 142) for the fifty-two week period ended December 31, 2007, was $7.083 million. Tradenames was written-down ($7.083 million) leaving approximately $4.2 million on the Balance Sheet. Total Goodwill remains on the Balance Sheet at approximately $2.4 million.

Total other and interest expense, net, for the fifty-two week period ended December 31, 2007 decreased approximately $0.423 million or 49.8% from $0.85 million for the fifty-two week period ended December 31, 2006 to $0.43 million for the same period in 2007. The principal reason for this decrease was the July 11, 2007 settlement agreement and full release with Rewards Network/I-dine that the Company executed on the remaining balance of our Note Payable and related matters. As a result of this Agreement, the approximately $0.951 million balance due on the Note and related matters was considered void and was then taken into income as a forgiveness of debt. Also contributing to the change was the reduction in capital lease interest and interest associated with our reorganization debt payments, as we continue to pay down the principal on such debt. Partially offsetting this decrease was the interest expense associated with the June 12, 2007 Forbearance Agreement with the Creditors Trust ($0.64 million).

Total reorganization items, net, for the fifty-two week period ended December 31, 2007 decreased $0.14 million as compared to the same period in 2006. The primary reason for the decrease reflects the resolution of all of the Company’s bankruptcy issues. On December 28, 2007 the United States Bankruptcy Court for the Central District of California entered an order terminating the Chapter 11 Reorganization Proceedings of Steakhouse Partners and subsidiaries, reserving jurisdiction over the implementation of the Forbearance Agreement. With this order Steakhouse Partners and subsidiaries, no longer have to provide periodic reports (either in writing or in person) or pay trustee fees to the United States Bankruptcy Court for the Central District of California. The only exception is that the Creditors Trust may ask the Court for assistance ,if they believe the implementation of the Forbearance Agreement isn’t proceeding as plan.

Net loss for the fifty-two week period ended December 31, 2007 increased $11.9 million from $1.8 million for the fifty-two week period ended December 31, 2006 to approximately $13.7 million for the same period in 2007. The increase in net loss for the fifty-two week period ended December 31, 2007 was principally the result of soft revenue for the period compounded with higher discounts, additional expenses associated with the Forbearance Agreement, and the impairment write-down of Tradenames. Partially offsetting the reduced gross profits was the settlement of an old Plan of Reorganization claim and a gain on the sale of a long-lived asset. The continuing operations net loss for the fifty-two week period ended December 31, 2007 increased approximately $9.15 million from net loss of $1.98 million for the fifty-two week period ended December 31, 2006 to a net loss of $11.13 million for the fifty-two week period in 2007. The increase in net loss for the fifty-two week period ended December 31, 2007 was principally the result of soft revenue for the period, compounded with the Company’s 40th Anniversary gift card $40 gets you $60 discount promotion ($0.7 million), minimum wage increases ($0.4 million), as well as, the additional interest and penalties associated with the Forbearance Agreement ($0.9 million) and the impairment write-down of Tradenames ($7.1 million). Partially offsetting these increases was the Rewards Network/I-dine settlement ($0.951 million).

Liquidity and Capital Resources

Our principal source of liquidity is from our restaurant sales, which, as noted above, are primarily derived from cash or credit/debit cards. Principal uses of cash are operating expenses, which have been discussed in the preceding sections and capital expenditures.

A comparison of our sources and uses of funds for 2007 and 2006 follow (in millions):

	2007	2006	Change
Net cash provided by (used in) continuing operating activities	$1.4	$1.6	($0.2)
Net cash provided by (used in) continuing investing activities	$0.6	($0.5)	$1.1
Net cash provided by (used in) continuing financing activities	($2.0)	($1.5)	($0.5)

Net increase (decrease) in cash and cash equivalents	$0.0	$(0.4)	$0.4

We had a cash and cash equivalents balance of $0.02 million at December 31, 2007. Note: Our actual fiscal year end was December 25, 2007; as a result approximately $0.7 million credit card receipts were still being processed through the bank. The $0.7 million is classified as Accounts Receivable versus cash and cash equivalents. During fiscal 2007, we maintained a current ratio of 0.12-to-1, which arose from a working capital deficit of $14.6 million, which includes short-term debt ($4.8 million) resulting from the Plan of Reorganization and Forbearance Agreement.

On June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company was required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the total amount required to satisfy this obligation is currently approximately $4.8 million). The Company was also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007 with the balance due by November 15, 2007. In order to facilitate these payments, we have sold our Williamsburg, Virginia restaurant for $1.2 million, our Cliffhouse and Troy restaurants are under contract to be sold for $0.6 million and $0.18 million, respectively.

At each benchmark date, the Company has provided the Creditor’s Trust the required payment and/or contractual agreement necessary to satisfy the Forbearance Agreement conditions. The actual units under contract have changed as some have cancelled, usually due to financial contingencies, SBA requirements and/or issues with liquor license transfers and others have been added and, therefore, the Company has continuing obligations to the Creditors Trust. In the event that the Company’s obligation to the Creditors’ Trust are not satisfied, the Creditor’s Trust has remedies which include enforcement of its rights under the Agreement, related Note, and other Documents; these remedies include initiation of a foreclosure action to recover real and personal property collateral.

On December 28, 2007 the United States Bankruptcy Court for the Central District of California entered an order terminating the Chapter 11 Reorganization Proceedings of Steakhouse Partners and subsidiaries, reserving jurisdiction over the implementation of the Forbearance Agreement. With this order Steakhouse Partners and subsidiaries, no longer have to provide periodic reports (either in writing or in person) or pay trustee fees to the United States Bankruptcy Court for the Central District of California. The only exception is that the Creditors Trust may ask the Court for assistance ,if they believe the implementation of the Forbearance Agreement isn’t proceeding as plan.

On July 11, 2007, the Company executed a settlement agreement and full release with Rewards Network on the remaining balance of their Note Payable and related matters. Under terms of the agreement, the approximate $0.9 million balance due on the Note was considered void and Rewards Network paid $75,000 in the form of a credit on current Guest Connect program, paid $50,000 legal fees and eliminated any and all Food and Beverage amounts due. In return the Company brought current (to June 30, 2007) all Guest Connect related fees (minus the credit), remained in the Guest Connect program until the end of January, 2008 and released any claims it may have as a result of the summary judgment in the class action lawsuit entitled Bistro Executive, Inc. vs. Rewards Network, Inc.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Our contractual obligations at December 31, 2007 were as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
		2008	2009-2010	2011-2012	After 2012
Due in Fiscal year
Long-term debt (including current portion)	$6.0	$4.9	$1.1	$0.0	$0.0
Operating leases obligations	$19.3	$2.3	$4.3	$3.2	$9.5
Capital leases obligations	$6.7	$0.3	$0.8	$1.1	$4.5

Total	$32.0	$7.5	$6.2	$4.4	$14.0

Our long-term debt and operating leases are described in Financial Notes 5 and 6, respectively, of the accompanying consolidated financial statements.

The Company is uncertain whether its current capital resources will be sufficient to meet our 2008 requirements.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe adopting SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations.” The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be adopted early. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008. We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

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

We consider our current price structure to be competitive. We consider this factor, among others, when passing cost increases on to our customers. Although we selectively raised prices nominally on several wine items and dessert items, through consumer choices our average sales price did not increase in 2007. Sales prices were effectively increased 1.0% in fiscal 2006, 4.8% in fiscal 2005 and 4.0 % in fiscal 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is included in a separate section of this report. See “Index to Consolidated Financial Statements” on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

ITEM 9.A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of that date.

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of its financial reporting and of the preparation of its financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Mayer Hoffman McCann P.C., has not audited and therefore has not issued a report on effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control

There were no changes in the Company’s internal control over financial reporting during the Company’s fourth quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

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

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
A. Stone Douglass(1)	60	Chairman of the Board, President, Chief Executive Officer and Secretary
Joseph L. Wulkowicz	58	Vice President, Chief Financial Officer and Assistant Secretary
Susan Schulze-Claasen	55	Executive Vice President, Chief Administrative Officer and General Counsel
Edgar Tod Lindner (1)(2)(3)	62	Director
Thomas A. Edler (2)(3)	64	Director

(1)	Member of the Nominating Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

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

The Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. The members of our Audit Committee are Edgar Tod Lindner and Thomas A. Edler. Mr. Lindner is an Audit Committee financial expert, as defined in the rules of the Securities and Exchange Commission (“SEC”). The Audit Committee oversees, reviews and evaluates our financial statements, accounting and financial reporting processes, internal control functions and the audits of our financial statements. The Audit Committee is responsible for the appointment, compensation, retention and oversight of our independent auditors. All members of the Audit Committee are independent (as independence is defined in the NASDAQ Stock Market qualitative listing standards and the rules of the U.S. Securities and Exchange Commission (“SEC”)). The Audit Committee acts pursuant to a written charter.

The members of our Compensation Committee are Edgar Tod Lindner and Thomas A. Edler. The Compensation Committee reviews and makes recommendations to our Board of Directors concerning the compensation and benefits of our executive officers, including the Chief Executive Officer, and directors, oversees the administration of our stock option and employee benefits plans, and reviews general policy relating to compensation and benefits. All members of the Compensation Committee are independent (as independence is defined in the NASDAQ Stock Market qualitative listing standards and the SEC rules). The Compensation Committee acts pursuant to a written charter.

The members of our Nominating Committee are A. Stone Douglass, Edgar Tod Lindner and Thomas A. Edler. The Nominating Committee identifies prospective candidates to serve on the Board of Directors, recommends nominees for election to the Board of Directors, develops and recommends Board member selection criteria, considers committee member qualification, recommends corporate governance principles to the Board of Directors, and provides oversight in the evaluation of the Board of Directors and each committee. All members of the Nominating Committee are independent (as independence is defined in the NASDAQ Stock Market qualitative listing standards and the SEC rules), except for Mr. Douglass. The Nominating Committee acts pursuant to a written charter.

Board Member Independence

The Board of Directors has determined that, except for Mr. Douglass, all of the members of the Board of Directors are “independent” as independence is defined in the NASDAQ Stock Market qualification standards and the SEC rules. Mr. Douglass is not considered independent because he is either currently, or has within the last three years been, employed by the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Regulations promulgated by the SEC require the Company to disclose any reporting violations with respect to the 2007 fiscal year, which came to our attention based on a review of the applicable filings required by the SEC to report the status of an officer or director, or the changes in beneficial ownership as submitted to us. Based solely on review of such forms we received, we believe that all required reports for the 2007 fiscal year have been timely filed.

Code of Ethics

We adopted a Code of Ethics that applies to all employees, including all executive officers and senior financial officers and directors. A copy of the Code of Ethics is available on our website at www.paragonsteak.com and print copies are available to any shareholder that requests a copy by contacting the Company Secretary (in writing) at 10200 Willow Creek Road, San Diego, California 92131.

Code of Conduct

We adopted a Code of Conduct that applies to all employees, including all executive officers and senior financial officers and directors. Print copies of our Code of Conduct are available to any shareholder that requests a copy by contacting the Company Secretary (in writing) at 10200 Willow Creek Road, San Diego, California 92131.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation

The following table shows information concerning the annual compensation for services provided to us by our President and Chief Executive Officer and the two other most highly compensated executive officers (collectively referred to herein as the “Named Executive Officers”) during the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Annual Compensation $ (Dollars)

Name and Position	Year	Salary	Bonus	Option Awards $	All (1) Other Compensation $	Total Compensation $
A. Stone Douglass (1)	2007	200,012	0	0	76,169	276,181
President, Chief Executive Officer and Secretary	2006	200,012	0	32,000	69,801	301,813
Joseph L. Wulkowicz (1)	2007	174,310	0	0	36,735	211,045
Vice President and Chief Financial Officer	2006	156,000	0	24,000	37,236	217,236
Susan Schulze-Claasen (1)	2007	150,014	0	0	20,224	170,238
Executive Vice President, Chief Administrative Officer and General Counsel	2006	150,014	0	24,000	20,739	194,753

1.	Other annual compensation for Mr. Douglass includes (i) an automobile allowance ($7,946), (ii) a housing allowance ($34,000), (iii) insurance premium reimbursement ($19,035) and (iv) executive medical coverage ($15,188). Other annual compensation for Mr. Wulkowicz and Ms. Schulze-Claasen includes (i) an automobile allowance ($12,000 each), (ii) insurance premium reimbursement ($19,384 and $5,351, respectively) and (iii) executive medical coverage ($8,224 and $0, respectively).

Outstanding Equity Awards at December 31, 2007.

The following table provides information with regard to the stock option granted to each Named Executive Officer in April 2004 and October 2006, which were outstanding stock option awards, classified as exercisable and unexercisable as of December 31, 2007. Each option becomes exercisable over a period of three years at the rate of one-third of the shares subject to the options on the first, second and third anniversaries of the grant date. The options listed have an exercise price of $1.11 and $0.35 per share, respectively.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
A. Stone Douglass	250,000 33,333	0 66,667	0 0	1.11 0.35	April, 2014 October, 2016
Joseph L. Wulkowicz	100,000 25,000	0 50,000	0 0	1.11 0.35	April, 2014 October, 2016
Susan Schulze-Claasen	100,000 25,000	0 50,000	0 0	1.11 0.35	April, 2014 October, 2016

(1)	Based on the December 31, 2007 closing price of $0.08 per share of our common stock as reported on the OTC Bulletin Board; there were no exercisable, in-the-money options as of December 31, 2007.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised options or had shares of restricted stock vest in 2007.

Director Compensation

No fees or other compensation was paid during the year ended December 31, 2007 to our non-employee directors. Directors may be reimbursed for any out-of-pocket expenses they incur in the performance of their responsibilities for us.

Employment Contracts

Mr. Douglass serves as our President and Chief Executive Officer pursuant to a written employment agreement with a three-year base term, which expired on March 31, 2007. The base term of three years expired, but extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Douglass or us. The agreement provides for a minimum annual salary of $200,000, annual salary increases tied to the Consumer Price Index (All Urban Consumers) and an annual bonus at the discretion of the Board of Directors. Additionally, the agreement contains non-compete and non-solicitation provisions, which provide that Mr. Douglass will not compete during the period in which he is either receiving compensation from us, or for one year after he has been terminated for cause. Mr. Douglass’s employment agreement also provides that during the term of his employment, we will nominate, and use our best efforts to elect, Mr. Douglass to serve as a member of our Board of Directors.

In the event that Mr. Douglass’s employment period is terminated as a result of his death or Permanent Disability (as defined in the agreement); for a reason other than “for cause”; or pursuant to a Change of Control (as defined in the agreement), Mr. Douglass will be entitled to receive his base salary of $200,000 through the date of termination and for the one-year period following the date of termination. In these same circumstances, he is entitled to receive payment of his medical, dental, and other “welfare” plan payments for a one-year period, currently having a value of $19,035 plus any and all deferred salary increases.

We entered into a three-year employment agreement dated as of April 1, 2004 with Mr. Wulkowicz to serve as Vice President and Chief Financial Officer. The agreement extends automatically for an additional year at the end of the initial term, which expired on March 31, 2007, and each anniversary thereafter unless 60-day prior notice of termination is provided by either Mr. Wulkowicz or us. The agreement provides for a minimum annual salary of $174,000, annual salary increases tied to the Consumer Price Index (All Urban Consumers) and an annual bonus at the discretion of the Board of Directors. Additionally, the agreement contains a non-solicitation provision.

In the event Mr. Wulkowicz’s employment is terminated as a result of his death or Permanent Disability (as defined in the agreement) or pursuant to a Change of Control (as defined in the agreement), Mr. Wulkowicz will be entitled to receive his base salary through the date of termination and for the period of one-year following the date of termination (currently valued at $174,000). In these same circumstances, he would be entitled to receive payment of his medical, dental, and other “welfare” plan payments for a one-year period, currently having a value of $19,384 plus any and all deferred salary increases. In the event Mr. Wulkowicz’s employment is terminated by us for a reason other than for cause (as defined in the agreement) or as stated above, Mr. Wulkowicz will be entitled to receive the lesser of: (i) his base salary and medical and welfare plan contributions through the third anniversary date of his employment agreement; (ii) his base salary and medical and welfare plan contributions for a period of 12 months after the date of termination; and (iii) any and all deferred salary increases.

We entered into a three-year employment agreement dated as of April 1, 2004 with Ms. Schulze-Claasen to serve as Executive Vice President and General Counsel, the initial term expired on March 31, 2007. The agreement extends automatically for an additional year at the end of the initial term and each anniversary thereafter unless 60-day prior notice of termination is provided by either Ms. Schulze-Claasen or us. The agreement provides for a minimum annual salary of $150,000, annual salary increases tied to the Consumer Price Index (All Urban Consumers) and an annual bonus at the discretion of the Board of Directors. Additionally, the agreement contains a non-solicitation provision.

In the event Ms. Schulze-Claasen’s employment is terminated as a result of her death or Permanent Disability (as defined in the agreement) or pursuant to a Change of Control (as defined in the agreement), Ms. Schulze-Claasen will be entitled to receive her base salary through the date of termination and for the period of one-year following the date of termination (currently valued at $150,000). In these same circumstances, she is entitled to receive payment of her medical, dental, and other “welfare” plan payments for a one-year period, currently having a value of $8,224. In the event Ms. Schulze-Claasen’s employment is terminated by us for a reason other than for cause (as defined in the agreement) or those stated above, Ms. Schulze-Claasen will be entitled to receive the lesser of: (i) her base salary and medical and welfare plan contributions through the third anniversary date of her employment agreement; and (ii) her base salary and medical and welfare plan contributions for a period of 12 months after the date of termination.

In each case described above, payments would be made pursuant to the Company then-current payroll practices. Currently, the Company pays employees base pay every two weeks on alternate Tuesdays and makes contributions to Medical and Welfare plans on a monthly basis. Although each executive has stock option grants, which have in part vested, all have a strike price in excess of current market price, and as such, it is not expected that any payment would be made in this regard.

Potential Payments Upon Termination or Change in Control.

As more fully described above, in the event that each executive had been terminated on December 31, 2007 for any reason other than for cause, the following payments would have been due the named executive:

Executive	Trigger Event	Type of Pay	Amount	Payment Terms
A. Stone Douglass	Any but cause	12 months Base Salary	$200,000	payable every two weeks in 26 equal payments
		Insurance Premium Reimbursement	$19,035	payable in 12 equal monthly payments
Joseph L Wulkowicz	Any but cause or voluntary termination	12 months Base Salary	$174,310	payable every two weeks in 26 equal payments
		Insurance Premium Reimbursement	$19,384	payable in 12 equal monthly payments
Susan Schulze-Claasen	Any but cause or voluntary termination	12 months Base Salary	$150,000	payable every two weeks in 26 equal payments
		Insurance Premium Reimbursement	$8,224	payable in 12 equal monthly payments

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2007, the beneficial ownership of our common stock with respect to: (i) each person who was known by us to own beneficially more than 5% of the outstanding shares of our common stock; (ii) each director; (iii) each of our current named executive officers; and (iv) all directors and executive officers as a group. As of December 31, 2007, we had 6,635,669 shares of common stock issued and outstanding, which was the only class of voting securities authorized or outstanding. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. However, under the laws of some states, personal property owned by a married person may be community property which either spouse may manage and control, and we have no information as to whether any shares shown in the following table are subject to such community property laws. Unless otherwise indicated, the address of each beneficial owner is c/o Steakhouse Partners, Inc., 10200 Willow Creek Road, San Diego, California 92131. The information provided in this table is based on our records, information filed with the SEC and information provided to us.

The number of shares beneficially owned by each entity, person, director or executive officer is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of December 31, 2007 through the exercise of any stock option or other right. Shares that a person has the right to acquire are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class
A. Stone Douglass (1)	463,369	6.3%
Joseph L. Wulkowicz (2)	125,000	1.7%
Susan Schulze-Claasen (2)	125,000	1.7%
Edgar Tod Lindner (3)	75,000	1.0%
Thomas A. Edler (3)	75,000	1.0%
T. Scott Avila	—	—
All executive officers and directors as a group (5 persons)	863,369	11.8%

5% Stockholders:
Steven B. Sands (4) 90 Park Avenue, 31st Floor New York, NY 10016	1,035,000	15.2%
Eye of the Round, LLC (5) 90 Park Avenue, 31st Floor New York, NY 10016	885,000	13.0%
George Rich (6) 904 South Broadway Baltimore, MD 21231	790,000	11.5%
GRI Fund, LP (7) 904 South Broadway Baltimore, MD 21231	540,000	8.1%
Pablo Garcia Fernandez 90 Park Avenue, 39th Floor New York, NY 10016	400,000	6.0%
David Rich	359,964	5.4%

(1)	Includes 180,036 shares of common stock owned directly by Mr. Douglass and options to purchase 283,333 shares of common stock and 33,333 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of March 15, 2008, respectively.

(2)	Includes 125,000 shares of common stock and 25,000 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of March 15, 2008, respectively.

(3)	Includes 75,000 shares of common stock and 25,000 shares of common stock granted pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of March 15, 2008, respectively.

(4)	Includes 885,000 shares directly owned by Eye of the Round, LLC and 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Mr. Sands disclaims beneficial ownership of all 1,035,000 shares. Based on Amendment No. 1 to Schedule 13G dated January 31, 2005, Mr. Sands is (i) manager of Eye of the Round, LLC and (ii) chairman of the general partner of Critical Capital Growth Fund, LP. Does not include warrants to purchase 63,000 shares of common stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Mr. Sands also disclaims beneficial ownership.

(5)	Includes 885,000 shares of common stock, which are directly owned by Eye of the Round, LLC and included in Mr. Sands’ beneficial ownership under note (4) above. Does not include 150,000 shares of common stock issuable upon exercise of a Common Stock Purchase Warrant, dated December 30, 2003, issued to Critical Capital Growth Fund, LP in connection with the Plan of Reorganization. Eye of the Round, LLC disclaims beneficial ownership of such Common Stock Purchase Warrant. Also does not include warrants to purchase 63,000 shares of common stock acquired by a registered broker-dealer with which Mr. Sands is registered, of which Eye of the Round, LLC disclaims beneficial ownership.

(6)	Includes 540,000 shares directly owned by GRI Fund, LP. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. George Rich disclaims beneficial ownership of shares owned by GRI Fund, LP. Also includes options to purchase 250,000 shares of common stock granted to Mr. Rich pursuant to our 2004 Stock Incentive Plan, which are currently exercisable within 60 days of March 15, 2008.

(7)	Includes 540,000 shares, which are directly owned by GRI Fund, LP and included in Mr. Rich’s beneficial ownership under note (6) above. Does not include options to purchase 250,000 shares of common stock granted to George Rich pursuant to our 2004 Stock Incentive Plan, which are currently exercisable. George Rich is the sole member and manager of Stevenson Partners, LLC, which is the 1% general partner of GRI Fund, LP. GRI Fund, LP disclaims beneficial ownership of shares owned by George Rich, including the options to purchase our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

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

On December 23, 2005, George Rich was granted options to purchase 250,000 shares of our common stock under our 2004 Stock Incentive Plan in exchange for his services to us as an adviser. Such options became exercisable in full on March 1, 2007.

The disclosure required by Item 407(a) of Regulation S-K is included under Item 10 of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit and Audit Related Fees

Mayer Hoffman McCann P.C. (“MHM”) was our independent accountant for the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005. Services provided to us by MHM with respect to the fiscal years ended December 31, 2007, December 31, 2006 and December 31, 2005 consisted of the audit of our consolidated financial statements and limited reviews of our Quarterly Reports on Form 10-Q for the interim periods.

Services provided by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) in 2007 consisted of limited review of our Annual Report on Form 10-K for the year ended December 31, 2005, audit of our consolidated financial statements December 31, 2004 and the Registration Statement (See Note-6) declared effective on November 3, 2006 therein which they were paid fees totaling $14,000 for 2007, $0 for 2006 and $41,147 for 2005.

Tax Fees

SLGG has provided services to us with respect to the preparation of corporate income tax returns, tax provision and tax planning matters. MHM did not provide any services to us with respect to tax matters.

Singer Lewak Greenbaum & Goldstein LLP			Mayer Hoffman McCann P.C.
	2007	2006		2007	2006
Audit Fees(1)	$14,000	$0	Audit Fees(1)	$158,000	$130,874
Audit-Related Fees(2)	$0	$0	Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$32,075	$26,272	Tax Fees(3)	$0	$0
All Other Fees	$0	$0	All Other Fees	$0	$0

(1)	Consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” We did not incur any Audit-Related Fees in 2006 and 2007.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

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

The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy requiring its pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm, except for de minimis non-audit services that may be performed without pre-approval under applicable law. The Audit Committee has sole authority to make such approvals, although such approval may be delegated to any Audit Committee member so long as the approval is presented to the full Audit Committee at a later time.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

1.	The Consolidated Financial Statements commencing on page F-1.

The following documents are filed as exhibits to this report:

Exhibit Number		Description

2.1		Agreement and Plan of Merger dated November 17, 2005 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed November 22, 2005).

2.2		Amendment No. 1 to the Agreement and Plan of Merger dated March 1, 2006 by and among Steakhouse Partners, Inc., RGI Acquisition Corp. and Roadhouse Grill, Inc. (incorporated by reference to Form 8-K filed March 6, 2006).

3.1		Amended and Restated Certificate of Incorporation Pursuant to Reorganization (incorporated by reference to Form 10-K filed on April 12, 2005).

3.2		Amended and Restated Bylaws (incorporated by reference to Form 10-K filed on April 12, 2005).

4.1		Form of Private Placement Common Stock Purchase Warrant (incorporated by reference to Form 8-K filed on January 24, 2005).

4.2		Form of April 2005 Common Stock Purchase Warrant (incorporated by reference to Form 10-K filed on April 12, 2005).

4.3		Amended and Restated Common Stock Purchase Warrant issued to Critical Capital Growth Fund, L.P., dated December 30, 2003 (incorporated by reference to Form 10-K filed on April 12, 2005).

4.4		Form of Common Stock certificate (incorporated by reference to Form SB-2 filed on June 12, 1997).

10.5		Unsecured Promissory Note dated October 19, 2003 executed by Steakhouse Partners, Inc. and Paragon Steakhouse Restaurants, Inc. in favor of Critical Capital Growth Fund, L.P. (incorporated by reference to Form 10-K filed on April 12, 2005).

10.6		Form of Private Placement Registration Rights Agreement (incorporated by reference to Form 8-K filed on January 24, 2005).

10.7		2004 Stock Incentive Plan (incorporated by reference to Schedule 14C Information Statement filed on January 5, 2005).

10.8	#	Form of Stock Option Agreement for options granted under 2004 Stock Incentive Plan (incorporated by reference to Form 10-K filed on April 12, 2005).

10.9		Form of April 2005 Registration Rights Agreement (incorporated by reference to Form 10-K filed on April 12, 2005).

10.10	#	A. Stone Douglass Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

10.11	#	Susan Schulze-Claasen Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

10.12	#	Joseph L. Wulkowicz Employment Agreement (incorporated by reference to Form 10-Q filed on May 17, 2004).

14.1		Code of Ethics (incorporated by reference to Form 10-K filed on April 28, 2004).

21.1		List of Subsidiaries of Steakhouse Partners, Inc. (incorporated by reference to Form 10-K filed on April 12, 2005).

24.1		Power of Attorney (included on signature page).

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2008

STEAKHOUSE PARTNERS, INC.	STEAKHOUSE PARTNERS, INC.

/ S / A. STONE DOUGLASS	/ S / JOSEPH L. WULKOWICZ
A. STONE DOUGLASS President, Chief Executive Officer, and Chairman of the Board of Directors	JOSEPH L. WULKOWICZ Vice President and Chief Financial Officer

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

Name and Capacity	Date

/s/ A. STONE DOUGLASS	April 8, 2008
Name: A. Stone Douglass Title: President, Chief Executive Officer, and Chairman of the Board of Directors

/s/ TOM EDLER	April 8, 2008
Name: Tom Edler Title: Director

/s/ TOD LINDNER	April 8, 2008
Name: Tod Lindner Title: Director

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONTENTS

December 31, 2007

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2-3

Consolidated Statement of Operations as of December 31, 2007 and 2006	F-4-5

Consolidated Statement of Stockholders’ Equity (Deficit) as of December 31, 2007 and 2006	F-6

Consolidated Statement of Cash Flows as of December 31, 2007 and 2006	F-7-8

Notes to Consolidated Financial Statements	F-9-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Steakhouse Partners, Inc. and Subsidiaries

San Diego, California

We have audited the accompanying consolidated balance sheets of Steakhouse Partners, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Steakhouse Partners, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has been unable to earn a profit during any year. The Company also maintained a current ratio of 0.12:1 and 0.15:1 for December 31, 2007 and 2006, respectively. Additionally, the Company had a working capital deficit of approximately $14,600,000 and $11,900,000 in 2007 and 2006, respectively. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
San Diego, California April 8, 2008

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	December 31, 2007	December 31, 2006
Current assets
Cash and cash equivalents	$2	$—
Accounts receivable	889	841
Inventories	702	736
Prepaid expenses and other current assets	317	332

Total current assets	1,910	1,909
Property, plant, and equipment, net	7,227	8,099
Liquor licenses	583	583
Deposits and other assets	556	394
Tradenames	4,201	11,283
Goodwill	2,373	2,373
Assets held for sale	899	4,764

Total assets	$17,749	$29,405

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31, 2007	December 31, 2006
Liabilities
Current liabilities
Current portion of long term debt	$4,909	$6,696
Current portion of long term capital leases	370	347
Bank overdraft	—	401
Accounts payable	6,037	3,470
Accrued expenses	1,258	323
Unearned revenue	2,351	1,659
Reserve for self insurance claims	38	58
Sales and property taxes payable	46	24
Accrued payroll costs	1,440	844
Liabilities held for sale	114	99

Total current liabilities	16,563	13,921
Long term debt, net of current portion	1,126	1,228
Long term capital leases, net of current portion	6,409	6,736
Deferred rent	334	278
Liabilities held for sale	870	1,385

Total liabilities	25,302	23,548

Stockholders’ equity (deficit)
Common stock, $0.001 par value
15,000,000 shares authorized
6,635,680 issued and outstanding	7	7
Additional paid-in capital	8,961	8,710
Accumulated deficit	(16,521)	(2,860)

Total stockholders’ equity (deficit)	(7,553)	5,857

Total liabilities and stockholders’ equity (deficit)	$17,749	$29,405

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	December 31, 2007	December 31, 2006
Revenues, net	$39,098	$42,676

Cost of sales
Food and beverage	13,510	14,172
Payroll and payroll related costs (includes non-cash compensation of $42 and $109)	14,265	14,660
Direct operating costs	9,348	9,311
Depreciation and amortization	1,206	1,149

Total cost of sales	38,329	39,292
Gross profit	769	3,384
General and administrative (includes non cash compensation of $209 and $428)	4,333	4,304
Impairment of Tradenames	7,083	—

Loss before other income (expense)	(10,647)	(920)
Other income (expense)
Legal Settlement	1,001	—
Miscellaneous income	126	200
Interest expense	(1,553)	(1,049)

Total other income (expense)	(426)	(849)
Loss before reorganization items, provision for income taxes	(11,073)	(1,769)

Reorganization items
Professional fees	(53)	(192)
Fresh Start Adjustment	—	—

Total reorganization items	(53)	(192)

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	December 31, 2007	December 31, 2006
Loss before provision for income taxes	(11,126)	(1,961)
Provision for income taxes	—	14

Net Loss from continuing operations	$(11,126)	$(1,975)

Discontinued operations, net of tax	$(2,535)	$205

Net Loss	$(13,661)	$(1,770)

Basic earnings (loss) per share
Continuing operations	$(1.68)	$(0.30)
Discontinued operations	(0.38)	0.03

Net Loss	$(2.06)	$(0.27)

Diluted earnings (loss) per share
Continuing operations	$(1.68)	$(0.30)
Discontinued operations	(0.38)	0.03

Net Loss	$(2.06)	$(0.27)

Weighted average shares
Basic	6,636	6,636

Diluted	6,636	6,636

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except shares)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Amount
					(455)	(455)

Balance, December 31, 2005	6,635,680	$7	$8,758	$(585)	$(1,090)	$7,090

Reclassification of Deferred Compensation due to SFAS No. 123R			(585)	585
Stock Based Compensation			537			537
Net Loss					(1,770)	(1,770)
Balance, December 31, 2006	6,635,680	$7	$8,710	$—	$(2,860)	$5,857

Stock Based Compensation			251			251
Net Loss					(13,661)	(13,661)

Balance, December 31, 2007	6,635,680	$7	$8,961	$—	$(16,521)	$(7,553)

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	December 31, 2007	December 31, 2006
Cash flows from operating activities
Net loss from operations	$(13,661)	$(1,770)
Adjustment to reconcile net loss from continuing operations to net cash provided by operating activities
Loss on disposal of restaurant operations	2,262
Gain on Settlement of debt	(951)
Increase in Note Payable due to penalty incurred	265
Depreciation and amortization	1,323	1,316
Impairment of Intangibles	7,083	—
Stock based compensation	251	537
(Increase) decrease in operating assets
Accounts receivable	(47)	(88)
Inventories	84	90
Prepaid expenses and other current assets	368	524
Deposits and other assets	(31)	84
Increase (decrease) in operating liabilities
Accounts payable	2,100	996
Accrued expenses	1,006	30
Unearned revenue	687	45
Reserve for self insurance claims	(20)	(44)
Sales and property taxes payable	(1)	(22)
Accrued payroll costs	596	(187)
Deferred rent	66	93

Net cash provided by operating activities	1,380	1,604

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOW

	December 31,	December 31,
	2007	2006
Cash flows from investing activities
Acquisition cost	(146)	(148)
Purchases of property, plant, and equipment	(339)	(424)
Proceeds from disposal of discontinued operations	1,099	—

Net cash provided by (used in) continuing investing activities	614	(572)
Cash flows from financing activities
Principal payments on debt and capital leases	(1,992)	(1,481)

Net cash used in continuing financing activities	(1,992)	(1,481)
Net decrease in cash and cash equivalents	2	(449)
Cash and cash equivalents, beginning of the year	—	449

Cash and cash equivalents, end of year	$2	$—

Non-cash investing and financing transactions
Financing of insurance payment through note payable	$348	$390

Supplemental disclosures of cash flow information
Interest paid	$1,353	$1,083

Income taxes paid	$3	$3

Supplemental disclosures of cash flow information for reorganization expenses paid in connection with the Chapter 11 proceedings
Professional fees paid for services	$53	$70

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 - COMPANY BACKGROUND AND OPERATIONS

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

On December 21, 1998, Galveston’s Steakhouse Corp. acquired Paragon Steakhouse Restaurants, Inc. and subsidiaries (Paragon of Michigan, Inc., Paragon of Nevada, Inc., and Paragon of Wisconsin, Inc.) (collectively, “PSR”) through its acquisition of all of the outstanding capital stock of PSR. PSR owned and operated restaurants located primarily throughout California, Arizona, and the Great Lakes Region. PSR also owned Pacific Basin Foods, Inc. (“PBF”), a company which was engaged in purchasing and selling food and other restaurant supplies to PSR and nonaffiliated companies. As discussed in Note 3, on October 11, 2002, PBF filed for protection under Chapter 7 of the United States Bankruptcy Court. PBF ceased operations effective as of the filing date.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the years ended December 31, 2007 and 2006, the Company maintained a current ratio of 0.12-to1 and 0.14-to-1, respectively. In addition, during the years ended December 31, 2007 and 2006, the Company had a working capital deficit of approximately $14.7 million and $12.0 million, respectively. If the Company is unable to generate profits and unable to obtain additional financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These circumstances raised substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2007.

On June 12, 2007, the Company entered into a Forbearance Agreement with the Class 4 Creditor Trust. Under the Agreement, the Company was required to sell assets or secure financing to repay the Class 4 Creditors Trust in full by November 15, 2007 (with interest, penalties and additional professional fees the total amount required to satisfy this obligation will be approximately $4.8

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

million). The Company was also required to either make certain minimum payments or enter into contracts for the sale of assets equal to: (1) $2 million by June 30, 2007; (2) another $1 million by August 31, 2007; (3) another $1 million by September 30, 2007 and (4) finally, another $1 million by October 31, 2007, with the balance due by November 15, 2007. In order to facilitate these payments, the Company is prepared to sell virtually any of its units at a fair market value. The Company classifies those units that have satisfied all contractual contingencies as held for sale. To date, the Company has sold its Williamsburg, Virginia restaurant for $1.2 million; its Cliffhouse and Troy restaurants are under contract to be sold for $0.6 million and $0.18 million, respectively.

At each benchmark date, the Company has provided the Creditor’s Trust the required payment and/or contractual agreement necessary to satisfy the Forbearance Agreement conditions. The actual units under contract have changed as some have cancelled, usually due to financial contingencies, SBA requirements and/or issues with liquor license transfers and others have been added, and therefore, the Company has continuing obligations to the Creditors Trust. In the event that the Company’s obligations to the Creditors’ Trust were not satisfied, the Creditor’s Trust has remedies which include enforcement of its rights under the Agreement, related Note, and other Documents; these remedies include initiation of a foreclosure action to recover real and personal property collateral.

On December 28, 2007 the United States Bankruptcy Court for the Central District of California entered an order terminating the Chapter 11 Reorganization Proceedings of Steakhouse Partners and subsidiaries, reserving jurisdiction over the implementation of the Forbearance Agreement. With this order Steakhouse Partners and subsidiaries, no longer have to provide periodic reports (either in writing or in person) or pay trustee fees to the United States Bankruptcy Court for the Central District of California. The only exception is that the Creditors Trust may ask the Court for assistance ,if they believe the implementation of the Forbearance Agreement isn’t proceeding as plan.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to restructure its current financing, to obtain additional financing, and ultimately to attain profitability. Management has evaluated its current operations, and it has focused the Company’s efforts and developed plans to generate operating income to continue the Company’s operations through December 31, 2008.

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Buildings: 20 years

Furniture, fixtures, and equipment: 5 years

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

If a restaurant is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. The fair value was established under “fresh-start” accounting when the Company’s Plan of Reorganization became effective on December 31, 2003. Specifically, the company reached a determination regarding the valuation for fixed assets as well as valuation for tradenames and intangibles. The excess between these valuations and the fair value derived from “fresh-start” accounting was booked as goodwill. The goodwill was then allocated to the Company’s reporting units based on the unit’s leasehold valuation to the total at that time. The Company considers each one of our restaurants as an operating unit. Judgments and estimates made by the Company related to the expected useful lives of long-lived assets are affected by factors such as changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize a material impairment charge. Management has conducted an impairment analysis of ten underperforming units to determine if the net book value (as of December 31, 2007) of these long-lived assets is realizable. The units selected were:

Fairfield

Modesto

Raleigh

Sacramento

Taylor

Temecula

Traverse City

Ventura

Cliffhouse

Troy

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Because the current carrying values of the selected units is so low (under $100,000 each) and future cash flows from operations maybe questionable, the Company analyzed the realizable value of each unit at liquidation. Meaning, if we closed the unit and sold outright their respective liquor license and personal property is what the Company would receive. Of course if the Company sold the business intact (Cliffhouse and Troy), it would receive considerably more than the amount listed. The analysis demonstrated carrying values are realizable and no material impairment occurred.

Goodwill

In June 2001, the FASB issued SFAS 141, “Business Combinations,” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 superseded APB Opinion No. 16, “Business Combinations.” The provisions of SFAS 141 require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and, require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 prohibit the amortization of goodwill and indefinite-lived intangible assets and require that such assets be tested at least annually for impairment (and in interim periods if events or circumstances indicate that the related carrying amount may be impaired), require that reporting units be identified for purposes of assessing potential impairments, and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess (See Identifiable Intangible Assets below).

Identifiable Intangible Assets

The identifiable intangible assets consist of the tradenames (Carvers, Hungry Hunter’s, Hunter’s Steakhouse, Mountain Jack’s, Carvers Creek, Cliffhouse and Tippecanoe Place) valued at approximately $4.2 million. The Company has determined the tradenames to have an indefinite useful life and therefore is not amortizing the balance. In accordance with FAS 142, the Company will review the useful life each reporting period, and will test the asset for impairment at least annually, or more frequently if there are indications that the asset is impaired. As part of this review process a write-down of Goodwill and Tradenames was triggered by the sale of the Williamsburg, VA unit and the closure of the Thousand Oaks, CA unit (see Note 7) $2.079 million and $0.192 million, respectively. The Company also wrote off $0.076 million and $0.068 million of Goodwill and $0.392 million and $0.337 million of Tradenames allocated to Cliffhouse and Troy, respectively, which are currently classified as discontinued operations.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

In accordance with FAS 142, the Company completed its’ annual test for impairment of the identifiable intangible assets. As a result of these test the Company determined that these assets were impaired. As a second part of this review, Goodwill was then evaluated and the Company determined it was not impaired. The write-down of Tradenames was $7.81 million.

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For the fifty-two weeks ended December 31,

2007 and 2006, total stock-based compensation expense included in the consolidated statements of operations was approximately $0.25 million $0.57 million, respectively.

The Company has a 100% valuation allowance recorded against its deferred tax assets; therefore the stock-based compensation has no tax effect on the consolidated statement of operations.

No options were granted during fiscal 2007.

The weighted-average fair value per share of options granted during fiscal 2006 was $0.32, using the Black-Scholes option-pricing model with the following assumptions:

2006
Expected volatility	130.0%
Expected dividend yield	0.0%
Risk-free interest rate	5.0%
Expected life	6 years

Expected Volatility – The volatility factor is based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Advertising and Promotional Costs

Advertising and promotional costs are charged to expense as incurred. Advertising and promotional costs for the fiscal years ended 2007 and 2006 were $0.7 million and $0.7 million, respectively.

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

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Net Loss Per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Options (1,860,000) and Warrants (718,517) are excluded from the computation if their effect is anti-dilutive. As such, basic and diluted loss per share is the same.

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

Recently Issued Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Asset and Financial Liability: Including an amendment of FASB Statement No. 115” (“SFAS 159”). The standard permits all entities to elect to measure certain financial instruments and other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” a replacement of SFAS No. 141, “Business Combinations.” The provisions of SFAS 141(R) establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest acquired and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of a business combination, and applies to business combinations for which the acquisition date is on or after December 15, 2008, and may not be adopted early. We are currently evaluating the impact of adopting SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in our Consolidated Financial Statements. Among other requirements, this statement requires that the consolidated net income attributable the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for the first fiscal period beginning on or after December 15, 2008. We are required to adopt SFAS 160 in the first quarter of 2009. We are currently evaluating the impact of adopting SFAS 160 on our Consolidated Financial Statements.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Leasehold improvements	$665	$451
Furniture, fixtures, and equipment	3,193	3,129
Leased property and buildings under Capital leases	7,777	7,777

	11,635	11,357
Less accumulated depreciation and amortization	4,408	3,258

TOTAL	$7,227	$8,099

Depreciation and amortization expense was $1.2 million; $1.1 million for the fiscal years ended December 2007 and 2006, respectively. Depreciation includes amortization of property and buildings under capital leases of approximately $0.4 million and $0.4 million for the fiscal years ended 2007 and 2006, respectively.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following (in thousands):

	December 31, 2007	December 31, 2006
Priority Tax Claim paid over a four-year period from the Effective Date with interest payable at 6% per annum	$166	$599
Unsecured Claim $1,535 paid over a seven-year period, only interest (6%) to be paid over the first four years and the principal to be amortized over the remaining three years.	1,504	1,489
Unsecured Claims Payments under a $5,030 notes payable, starting in April 2004, will be paid upon satisfaction of obligations	4,192	4,855
Note payable, dated May 17, 2007, bearing interest at 7.25% per annum with an original principal of $273. The note requires nine monthly payments of $28 through February 2008.	84	68
Note payable to Jack Star, dated May 8, 2007, bearing interest at 8.0% per annum with an original principal of $75, paid over three years period.	62	—
Note payable to Tippecanoe Place, bearing interest at 9% per annum with an original principal of $71. The note requires monthly payments of $2 and is due on January 31, 2009	27	49

STEAKHOUSE PARTNERS, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 5 - NOTES PAYABLE (CONTINUED)

	2007	2006
Secured note payable, bearing interest at 9% per annum with an original principal of $1,290. The note requires monthly payments starting May 1, 2005 and is due on or before January 1, 2008; collateralized by substantially all assets of the company.	—	864

	6,035	7,924

Less current portion	4,909	6,696

LONG-TERM PORTION	$1,126	$1,228

Notes payable future payments:

	2008	2009	2010	2011	2012	Thereafter	TOTAL
Notes Payable	$4,909	$537	$554	$35	—	—	$6,035

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases land and building sites for its restaurant operations. These leases have initial terms generally ranging from 10 to 35 years and, in certain instances, provide for renewal options ranging from five to 25 years. Certain of these leases required additional (contingent) rental payments by the Plan if sales volumes at the related restaurants exceed specified levels. Most of these lease agreements required payments of taxes, insurance, and maintenance costs by the Company.

The Company also leased restaurant and transportation equipment under operating and capital leases. Those leases had initial terms generally ranging from four to seven years and required a fixed monthly payment or, in the case of transportation equipment, additional payments on a per mile basis.

Future minimum lease payments for all leases with initial or remaining terms of one year or more at December 31, 2007 were as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2008	$2,329	$1,108
2009	2,186	1,098
2010	2,078	1,098
2011	1,654	1,109
2012	1,589	1,120
Thereafter	9,496	6,417

	$19,332	$11,950
Less amount representing interest		5,171

		6,779
Less current portion		370

LONG-TERM PORTION		$6,409

For the fiscal years ended 2007, 2006, and 2005, rent expense was $2.6 million, $2.7 million, and $2.6 million respectively.

Self Insurance

There are two outstanding general liability claims the Company still has potential liability for, and as of December 31, 2007, the maximum liability could be $0.025 million. The Company believes at this point the claims are fully reserved.

Supplier Concentration

The Company had a major vendor that accounted for approximately $4.6 million (13%) of the Company’s total purchases during 2007, and $5.0 million (11%) of total purchases during 2006. At December 31, 2007, the amount payable to this vendor was approximately $0.14 million. While the Company believes other suppliers are available if the vendor unexpectedly stops supplying the product, the Company could experience an interruption in its ability to supply its customers.

Sales Tax

The Company owed approximately $2.2 million and $0 million in sales taxes to the California Board of Equalization at December 31, 2007 and 2006, respectively. The Company is working with the Board of Equalization on an acceptable payment plan.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

The employment agreements with the three executive officers automatically renewed pursuant to their terms during 2007 and require annual gross salary payments of $200,000, $174,000 and $150,000 respectively, for the three executives each of whom may be terminated without cause. However, in the event any agreement is terminated without cause, the Company is obligated to pay twelve months salary to the executive. The employment agreements also provide a set number of stock options subject to shareholder approval of the 2004 Stock Incentive Plan and an annual bonus for specific performance criteria, subject to the approval of the Compensation Committee of the Board of Directors.

NOTE 7 — DISCONTINUED OPERATIONS

	Fifty-two weeks Ended December 25, 2007	Fifty-two weeks Ended December 26, 2006
Net Sales	$5,251	$7,492
Income from Discontinued Operations, net of income tax	608	205
Disposal of Goodwill and Tradename For Williamsburg	(2,079)	—
Impairment of Goodwill and Tradename for Thousand Oaks	(192)	—
Net (loss) income on Discontinued Operations, net of income tax	$(2,535)	$205

On July 1, 2007 the Company ceased operations at its Hungry Hunter Thousand Oaks, California location. In spite of the Company’s best efforts, Thousand Oaks continued to be unprofitable. Thousand Oaks had recently experienced very high turnover of key personnel that made it difficult to continue to operate up to the Company’s hospitality standards. With it entering into the slow summer season, the prospects for a turnaround were minimal. However, as a result of the high turnover, no severance was required. The lease for the Thousand Oaks location was due to expire at the beginning of 2008 and negotiations are in process with the landlord to allow early termination. The total lease liability through termination is approximately $105,000. Goodwill and Tradename were written-down by $0.192 million. Gross Revenues for the 52 week period ended December 25, 2007 was $0.49 million and the net loss was $0.51 million.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

On July 18, 2007 the Company finalized the sale of its leasehold interest in the Williamsburg, Virginia unit for $1.2 million. Gross revenue for the fifty-two week period ended December 25, 2007 was $1.3 million and net income was $0.08 million. On the Balance Sheet as of December 25, 2007, excluding Goodwill and Tradename, net assets written-off for Williamsburg was $0.08 million and net capital lease was $0.07 million. Goodwill and Tradename was written-down by $2.08 million. A loss from the sale of long-term assets for approximately $1.0 million has been recognized. All net proceeds were paid to the Class 4 Creditors Trust pursuant to the terms of the Forbearance Agreement (Exhibit 10-2) executed on June 12, 2007.

In September 2007, the Company received several offers to sell its leasehold interest in the Folsom (Cliffhouse), California unit. All the proposals were in the range of $0.6 million. The Company is pursuing the purchase agreement, subject to financing contingencies, most probable to close within 12 months. Gross revenue for the fifty-two week period ended December 25, 2007 was $2.6 million and net operating loss of $6,000. On the Balance Sheet as of December 25, 2007, excluding Goodwill and Tradenames, the net book value for Cliffhouse was $0.03 million. A gain from the sale of long-term assets for approximately $0.05 million will be recognized. All net proceeds will be paid to the Class 4 Creditors Trust pursuant to the terms of the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007.

On December 17, 2007, the Company received an offer to sell its leasehold interest in the Troy, Michigan unit. The proposals was for $0.18 million. The Company is pursuing the purchase agreement, subject to financing contingencies, most probable to close within 12 months. Gross revenue for the fifty-two week period ended December 25, 2007 was $1.0 million and net operating loss of $0.2 million. On the Balance Sheet as of December 25, 2007, excluding Goodwill and Tradenames, the net book value for Troy was ($0.6) million. A gain from the sale of long-term assets for approximately $0.12 million will be recognized. All net proceeds will be paid to the Class 4 Creditors Trust pursuant to the terms of the Forbearance Agreement (Exhibit 10.2) executed on June 12, 2007.

Effect of cash flows from discontinued operations are included with cash flows from continued operations in the condensed consolidated Statements of Cash Flows. Amounts from these discontinued operations included in the Statement of Operations for the year ended December 31, 2006 have been reclassified to conform to the current year presentation.

NOTE 8 -STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 5.0 million shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges, and restrictions of these shares, including dividend rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2007, the Company did not have any preferred shares outstanding.

Common Stock and Warrants

On January 19, 2005, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated thereunder, the Company completed an initial closing with respect to the sale, pursuant to

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

the Private Placement Memorandum, of 700,000 shares of common stock and common stock purchase warrants (the “Warrants”) to purchase 350,000 shares of common stock, at an initial exercise price of $2.00 per share (the “Exercise Price”), for an aggregate of $1,050,000 of gross proceeds (the “Private Placement”). Following the delivery of the Company’s audited financial statements for the year ended December 31, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants were reduced to $1.00 per share based on the Company’s earnings from recurring operations before interest payments, income tax, depreciation and amortization (“EBITDA”) for Fiscal 2005. The Exercise Price was adjusted as follows: (i) increased by 5% (but in no event will the Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million (the “EBITDA Threshold”) and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

In connection with the common stock offering described above, The Company paid to an advisor engaged in connection with such offerings (the Agent) commissions of $94,500 (nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 63,000 shares of common stock (the Agent Warrant Shares) at an exercise price of $2.00 per share. The Company also granted to the Agent certain registration rights with respect to the Agent Warrant Shares. Following the delivery of the Company’s audited financial statements for the year ended December 31, 2005 (“Fiscal 2005”), the Exercise Price of the Warrants were reduced to $1.78 per share.

The Company is required to disclose the effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $46,215. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 35%, risk-free interest rate 3.4%, and expected life of five years.

On April 7, 2005 in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Regulation D promulgated there under, the Company issued to an investor 173,915 shares of common stock and warrants (the “April Warrants”) to purchase 86,958 shares of common stock (the “April Warrant Shares”), at an initial exercise price of $2.00 per share (the “April Exercise Price”), in full and complete satisfaction of the Company’s obligation to pay such investor $200,002.25. Following the delivery of the Company’s audited financial statements for Fiscal 2005, the April Exercise Price of the April Warrants was decrease to $1.00 per share based on the Company’s EBITDA for Fiscal 2005. The April Exercise Price was adjusted as follows: (i) increased by 5% (but in no event will the April Exercise Price exceed $2.50) for every $100,000 by which EBITDA for Fiscal 2005 exceeds $3.5 million and (ii) decreased by 10% (but in no event will the Exercise Price be less than $1.00) for every $100,000 by which Fiscal 2005 EBITDA is below the EBITDA Threshold.

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

In connection with the Common Stock offering described above, the Company paid to the Agent commissions of $58,275 nine percent (9%) of the gross proceeds raised in such offerings) and issued to the Agent five (5) year warrants to purchase 68,559 shares of common stock (the Agent Warrant Shares) at an exercise price of $1.0625 per share.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

The Company is required to disclose the effect of warrants based on the fair value method. The value of the warrants using the Black-Scholes pricing model is $13,239. The weighted-average assumptions to derive that value are: dividend yield of 0%, expected volatility of 50%, risk-free interest rate 4.2%, and expected life of five years.

On November 3, 2006, the registration statement that the Company was required to file (by September 2005) pursuant to the registration rights agreement we entered into in January 2005 and April 2005 was declared effective.

NOTE 9 – STOCK-BASED COMPENSATION

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

At December 31, 2007 there were 140,000 shares available for grant under the 2004 Stock Option Incentive Plan. The Company’s Board of Directors determined not to increase the number of shares authorized for issuance under the Incentive Plan on January 1, 2008. Stock option activity during the periods indicated was as follows:

	Number of shares	Weighted Average Exercise Price Per Share
Options outstanding at December 31, 2005	1,410,000	$1.11
Granted	450,000	$0.35
Exercised	—	—
Forfeited
Expired	—	—
Options outstanding at December 31, 2006	1,860,000	$0.92
Granted	—	—
Exercised
Forfeited	(160,000)	$1.11
Expired	—	—

Options outstanding at December 31, 2007	1,700,000	$0.91

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

As of December 31, 2007 and 2006, the number of options exercisable was 1,355,000 and 928,333, respectively, and the weighted average exercise prices of those options were 1.03 and 1.11, respectively.

The following table sets forth information regarding options outstanding and exercisable under the Incentive Plan at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number Exercisable	Weighted- average exercise price
$ 0.35	450,000	8.81	$0.35	150,000	$0.35
1.11	1,250,000	6.98	1.11	1,205,000	1.11

	1,700,000	7.47	$0.91	1,355,000	$1.03

As of April 2004, the Company granted options to purchase in the aggregate 1,075,000 shares of common stock to employees and two members of its board of directors with an exercise price of $1.11 per share. One-third of the options become exercisable on the last day of each year starting April 1, 2005. The Company recorded deferred compensation charge of $1.544 million, in connection with the issuance as the exercise price of the stock options was less than the fair market value of the Company’s stock price as of the date of grant. The Company amortized the deferred compensation charge over the vesting period of the options and expensed approximately $0.388 million during 2005. The Company adopted SFAS 123R effective January 1, 2006 and as a result the remaining unearned deferred compensation was reclassified to additional paid in capital. The unvested portion is now being accounted for under the provisions of SFAS 123R.

As of December 2005, the Company granted options to purchase 250,000 shares of common stock to one of its stockholders for services to be rendered over a period of two years. The options have an exercise price of $1.11 per share. One-third of the options were vested immediately upon grant with the remaining two-thirds vesting on the last day of each year starting March 1, 2006. The Company uses the fair value method to measure the value of stock-based compensation issued to non-employees in accordance with SFAS 123R and EITF Issue No. 96-18. In accordance with such pronouncements all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, which ever is more reliably measurable. In connection with the issuance, the Company determined that the fair value of the stock options granted was a more reliable measure of value than the value of consideration received.

The weighted average fair value per share of these options in 2007 and 2006 was $0.26 and $0.28, respectively, using the Black-Scholes options pricing model with the following valuation assumptions:

	2007	2006
Expected volatility	126.0%	130.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.2%	4.6%
Expected life	8 years	9 years

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Consistent with the adoption of the fair value recognition provisions of SFAS 123R and based on the Company’s historical experience, the Company estimates that 30,000 options currently outstanding will be forfeited.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 and 2006 were $0.097 million and $0.08 million respectively. The aggregate intrinsic value represents the total intrinsic value based on the Company’s average stock price of $0.27 and $0.53 during the twelve months ended December 31, 2007 and 2006, respectively.

A summary of the Company’s unvested stock options as of December 31, 2007 and 2006 and changes during the twelve months ended December 31, 2007 and 2006, were as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Unvested stock options at December 31, 2005	826,668	$1.11
Granted	450,000	$0.35
Forfeited	—	—
Vested	(345,001)	$1.11
Unvested stock options at December 31, 2006	931,667	$0.74

Granted	—	—
Forfeited	(160,000)	1.11
Vested	(426,667)	$0.84

Unvested stock options at December 31, 2007	345,000	$0.39

As of December 31, 2007, there was approximately $0.094 million of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Incentive Plan. The cost is expected to be recognized over a weighted-average period of one and a half years.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 10 - INCOME TAXES

Significant components of the provision for taxes based on income for the fiscal years ended 2007 and 2006 were as follows (in thousands):

	Fiscal Years Ended
	2007	2006
Current
Federal	$—	$—
State	—	14

	—	14

Deferred
Federal	—	—
State	—	—

	—	—

PROVISION FOR INCOME TAXES	$—	$14

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes for the fiscal years ended 2007 and 2006 was as follows:

	Fiscal Years Ended
	2007	2006
Income tax provision computed at federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.4	5.6
Increase in valuation reserve and other	(10.5)	(39.7)
Impairment of Intangibles	(25.0)	—

TOTAL	(0.1)%	(0.1)%

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

Significant components of the Company’s deferred tax assets and liabilities for federal income taxes consisted of the following at the fiscal years ended 2007 and 2006 (in thousands):

	Fiscal Years Ended
	2007	2006
Deferred tax assets
Net operating losses	$3,232	$2,554
Tax credit carry-forwards	2,090	1,507
Other	2,019	1,972

Total deferred tax assets	7,341	6,033

Deferred tax liabilities
Property, plant, and equipment	(1,917)	(1,975)
Other	(270)	(216)

Total deferred tax liabilities	(2,187)	(2,191)

	5,154	3,842
Valuation allowance	(5,154)	(3,842)

NET DEFERRED TAX LIABILITY	$—	$—

The Company has net operating loss carry-forwards of approximately $7.2 million for federal and $8.7 million for state, which will expire through 2026.

In addition, the Company has Federal credit carry-forwards of about $2.1 million, which will expire through 2026.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), for January 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 2002, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of December 25, 2007.

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

The Company does not expect changes in the amount of unrecognized tax benefits in the next 12 months.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction and various states. The Company is no longer subject to income tax examinations by tax authorities in its major jurisdictions as follows:

Tax Jurisdiction	Years No Longer Subject to Audit

US Federal	2002 and Before

California	2001 and Before

Arizona	2001 and Before

Illinois	2002 and Before

Indiana	2002 and Before

Michigan	2001 and Before

North Carolina	2002 and Before

Ohio	2002 and Before

Utah	2002 and Before

Virginia	2002 and Before

STEAKHOUSE PARTNERS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 11- SUBSEQUENT EVENTS (Unaudited)

On December 28, 2007 the United States Bankruptcy Court for the Central District of California entered an order terminating the Chapter 11 Reorganization Proceedings of Steakhouse Partners and subsidiaries, reserving jurisdiction over the implementation of the Forbearance Agreement.

On January 31, 2008 the Company and Rewards Network jointly terminated the Guest Connect program per the terms of the settlement agreement. On July 11, 2007 the Company executed a settlement agreement and full release with Rewards Network on the remaining balance of their Note Payable and related matters. Under terms of the agreement, the approximate $0.9 million balance due on the Note was considered void and Rewards Network paid $75,000 in the form of a credit on current Guest Connect program, paid $50,000 legal fees and eliminated any and all Food and Beverage amounts due. In return the Company brought current (to June 30, 2007) all Guest Connect related fees (minus the credit), remained in the Guest Connect program until the end of January, 2008 and released any claims it may have as a result of the summary judgment in the class action lawsuit entitled Bistro Executive, Inc. vs. Rewards Network, Inc.

On February 28, 2008 the lease on the Company’s Taylor, Michigan location expired and the landlord was duly notified that the Company would not renew. For the fifty-two weeks ended December 25, 2007 the Taylor location had gross revenue of $1.03 million and a net loss of $0.14 million.